Form 10-Q
period 1994-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1994-05-16
CIK 9466

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended March 31, 1994
Commission file number 1-1910

               BALTIMORE GAS AND ELECTRIC COMPANY
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Maryland                            52-0280210
- - -----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)



  Gas and Electric Building, Charles Center,
           Baltimore, Maryland                          21201
- - -----------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code 410-783-5920

                         Not Applicable
- - -----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


Yes   X        No

Common Stock, without par value - 146,902,361 shares outstanding on April 30, 1994.

                                                                  BALTIMORE GAS AND ELECTRIC COMPANY


                                                                         PART I. FINANCIAL INFORMATION



                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                              Quarter Ended March 31,

                                                                                1994         1993

                                                                     (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ................................................  $ 517,147   $   475,429
                  Gas .....................................................    205,186       181,780
                  Diversified businesses ..................................     25,942        26,616

                  Total revenues ............................................. 748,275       683,825

                Expenses Other Than Interest and In
                  Electric fuel and purchased energy ......................    126,554       134,371
                  Gas purchased for resale ................................    126,926       110,400
                  Operations ..............................................    171,924       151,036
                  Maintenance .............................................     45,566        41,896
                  Depreciation ............................................     62,400        58,738
                  Taxes other than income taxes ...........................     52,795        51,290

                  Total expenses other than interest and income taxes .....    586,165       547,731

                Income From Operations ....................................    162,110       136,094

                Other Income
                  Allowance for equity funds used during construction .....      5,074         3,535
                  Equity in earnings of Safe Harbor Water Power Corporation      1,089         1,068
                  Net other income and deductions .........................      1,056           276

                  Total other income ......................................      7,219         4,879

                Income Before Interest and Income Taxes ...................    169,329       140,973

                Interest Expense
                  Interest charges ........................................     52,199        52,733
                  Capitalized interest ....................................     (2,801)       (4,065)
                  Allowance for borrowed funds used during construction ...     (2,742)       (2,078)

                  Net interest expense ....................................     46,656        46,590

                Income Before Income Taxes ................................    122,673        94,383

                Income Taxes
                  Current .................................................     13,144        29,681
                  Deferred ................................................     29,423         1,070
                  Investment tax credit adjustments .......................     (2,039)       (2,164)

                  Total income taxes ......................................     40,528        28,587

                Net Income ................................................     82,145        65,796

                Preferred and Preference Stock Dividends ..................     10,031        10,520

                Earnings Applicable to Common Stock .......................  $  72,114   $    55,276


                Average Shares of Common Stock Outstanding  ...............    146,437       144,184

                Earnings Per Share of Common Stock ........................        $0.49       $0.38

                Dividends Declared Per Share of Common Stock ..............        $0.3        $0.36


                Certain prior-year amounts have been restated to conform with the current year's presentation.
                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         March 31,                December 31,
                                                                                      1994*                   1993

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $   100,386             $    84,236
                    Accounts receivable (net of allowance for uncollectibles)....     438,661                 401,853
                    Fuel stocks ...................................................    39,568                  70,233
                    Materials and supplies ........................................   141,584                 145,130
                    Prepaid taxes other than income taxes .........................    25,399                  54,237
                    Other .........................................................    33,494                  38,971

                    Total current assets ..........................................   779,092                 794,660

                  Investments and Other Assets
                    Real estate projects ..........................................   488,042                 487,397
                    Power generation systems ......................................   295,997                 298,514
                    Financial investments .........................................   223,424                 213,315
                    Nuclear decommissioning trust fund ............................    62,073                  56,207
                    Safe Harbor Water Power Corporation ...........................    34,147                  34,138
                    Senior living facilities ......................................     2,073                   2,005
                    Other  ........................................................    64,963                  65,355

                    Total investments and other assets ............................ 1,170,719               1,156,931

                  Utility Plant
                    Plant in service
                      Electric .................................................... 5,753,691               5,713,259
                      Gas .........................................................   566,732                 557,942
                      Common ......................................................   493,021                 487,740

                      Total plant in service ...................................... 6,813,444               6,758,941
                    Accumulated depreciation ......................................(2,212,954)             (2,161,984)

                    Net plant in service .......................................... 4,600,490               4,596,957
                    Construction work in progress .................................   468,594                 436,440
                    Nuclear fuel (net of amortization) ............................   136,571                 139,424
                    Plant held for future use .....................................    24,069                  24,066

                    Net utility plant ............................................. 5,229,724               5,196,887

                  Deferred Charges
                    Regulatory Assets
                     Income taxes recoverable through future rates ................   260,123                 259,856
                     Deferred fuel costs (net of reserve for possible disallowance)   143,589                 130,052
                     Deferred termination benefit costs (net of amortization) .....    93,360                  96,793
                     Deferred nuclear expenditures (net of amortization) ..........    87,849                  86,726
                     Deferred postemployment benefit costs (net of amortization) ..    65,625                  62,892
                     Deferred cost of decommissioning federal uranium
                      enrichment facilities (net of amortization) .................    48,661                  49,562
                     Deferred energy conservation expenditures (net of amortization    37,122                  38,655
                     Deferred environmental costs (net of amortization) ...........    32,432                  32,966
                     Other regulatory assets ......................................     2,854                  10,623

                     Total regulatory assets ......................................   771,615                 768,125
                    Other .........................................................    72,340                  70,436

                    Total deferred charges ........................................   843,955                 838,561

                  TOTAL ASSETS .................................................. $ 8,023,490             $ 7,987,039


                * Unaudited

                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         March 31,                December 31,
                                                                                      1994*                   1993

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Current portions of long-term debt and preference stock ..... $    74,396             $    44,516
                    Accounts payable ..............................................   168,218                 195,534
                    Customer deposits .............................................    23,496                  22,345
                    Accrued taxes .................................................    40,616                  20,623
                    Accrued interest ..............................................    56,878                  58,541
                    Dividends declared ............................................    64,232                  63,966
                    Accrued vacation costs ........................................    37,767                  35,546
                    Other .........................................................    14,804                  38,716

                    Total current liabilities .....................................   480,407                 479,787

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,097,607               1,067,611
                    Deferred investment tax credits ...............................   155,423                 157,426
                    Pension and postemployment benefits ...........................   146,723                 183,043
                    Decommissioning of federal uranium enrichment facilities ......    46,858                  46,858
                    Other .........................................................    53,875                  56,974

                    Total deferred credits and other liabilities .................. 1,500,486               1,511,912

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,867,237               1,802,148
                    Other long-term debt of BGE ...................................   469,550                 482,550
                    Long-term debt of Constellation Companies .....................   592,696                 597,716
                    Unamortized discount and premium ..............................   (17,755)                (17,754)
                    Current portion of long-term debt .............................   (71,396)                (41,516)

                    Total long-term debt .......................................... 2,840,332               2,823,144

                  Preferred Stock .................................................    59,185                  59,185

                  Redeemable Preference Stock .....................................   345,500                 345,500
                    Current portion of redeemable preference stock ................    (3,000)                 (3,000)

                    Total redeemable preference stock .............................   342,500                 342,500

                  Preference Stock Not Subject to Mandatory Redemption ............   150,000                 150,000

                  Common Shareholders' Equity
                    Common stock without par value, 175,000,000 shares authorized;
                     146,489,290 and 146,034,014 shares issued and outstanding at
                     March 31, 1994 and December 31, 1993, respectively .........   1,403,052               1,391,464
                    Retained earnings ...........................................   1,269,053               1,251,140
                    Pension Liability adjustment ................................     (22,093)                (22,093)
                    Net unrealized gain on available-for-sale securities ........         568                       0

                    Total common shareholders' equity ............................. 2,650,580               2,620,511

                    Total capitalization .......................................... 6,042,597               5,995,340

                  TOTAL LIABILITIES AND CAPITALIZATION .......................... $ 8,023,490             $ 7,987,039


                * Unaudited

                See Notes to Consolidated Financial Statements.

                          PART I. FINANCIAL INFORMATION (Continued)

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                      Quarter Ended March 31,
                                                                                     1994              1993
                                                                                            (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $    82,145      $   65,796
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................              81,598          75,124
          Deferred income taxes ......................................              29,423           1,070
          Investment tax credit adjustments ..........................              (2,039)         (2,164)
          Deferred fuel costs ........................................             (13,537)         34,489
          Accrued pension and postemployment benefits ................             (38,426)          2,676
          Allowance for equity funds used during construction.........              (5,074)         (3,535)
          Equity in earnings of affiliates and joint ventures                        2,870           8,515
          Changes in current assets .........................                       30,119          22,139
          Changes in current liabilities, other than short-te.........             (29,277)          8,576
          Other ......................................................              13,397           2,593

        Net cash provided by operating activities ....................             151,199         215,279

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................                        -    (11,900)
          Long-term debt .............................................             124,090         406,072
          Common stock ...............................................              11,588          10,703
        Reacquisition of long-term debt ..............................             (79,180)       (122,333)
        Common stock dividends paid ..................................             (54,033)        (51,762)
        Preferred and preference stock dividends paid ................              (9,934)        (10,520)
        Other ........................................................                  11            (255)

        Net cash provided by (used in) financing activities ..........              (7,458)        220,005

      Cash Flows From Investing Activities
        Utility construction expenditures ............................             (93,357)        (80,016)
        Allowance for equity funds used during construction ..........               5,074           3,535
        Nuclear fuel expenditures ....................................              (7,659)         (6,133)
        Deferred nuclear expenditures ................................              (2,132)         (2,451)
        Deferred energy conservation expenditures ....................              (9,495)         (4,978)
        Contributions to nuclear decommissioning trust fund ..........              (2,445)         (2,225)
        Purchases of marketable equity securities ....................             (21,809)         (9,583)
        Sales of marketable equity securities ........................              10,815          13,435
        Other financial investments ..................................                 533             491
        Real estate projects .........................................              (3,383)         (6,455)
        Power generation systems .....................................              (4,412)         (9,422)
        Other ........................................................                 679            (122)

        Net cash used in investing activities ........................            (127,591)       (103,924)
                                                             .........
      Net Increase in Cash and Cash Equivalents ......................              16,150         331,360
      Cash and Cash Equivalents at Beginning of Period ......                       84,236          27,122
                                                             .........
      Cash and Cash Equivalents at End of Period ............                  $   100,386      $  358,482

      Other Cash Flow Information
        Cash paid during the period for:                     .........
          Interest (net of amounts capitalized) ......................         $    47,470      $   43,345
          Income taxes ...............................................         $        64      $    8,755



      Certain prior-year amounts have been restated to conform with the current year's presentation.
      See Notes to Consolidated Financial Statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Results for interim periods, which can be largely influenced by weather conditions, are not necessarily indicative of results to be expected for the year.

               The preceding interim financial statements of Baltimore Gas and Electric Company (BGE) and Subsidiaries (collectively, the Company) reflect all adjustments which are, in the opinion of Management, necessary for the fair presentation of the Company's financial position and results of operations for such interim periods. These adjustments are of a normal recurring nature.

          Statement of Financial Accounting Standards No. 115

               The Company adopted Statement of Financial Accounting Standards No. 115 (Statement No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. As of March 31, 1994, marketable equity securities totaling $42.4 million, which are included in financial investments in the consolidated balance sheets, and the nuclear decommissioning trust fund have been classified as available for sale in accordance with the requirements of Statement No. 115. Changes in the fair value of these securities are included in common shareholders' equity.

          Long-term Debt of BGE

               The  following   is  a   summary  of   issuances  and  early
          redemptions of long-term debt that have occurred or have been announced during the period January 1, 1994 through the date of this Report. The net proceeds from the new issuances were used for general corporate purposes relating to BGE's utility business, including the redemptions. The premiums paid on the reacquisition of debt are amortized over the remaining original lives of the issuances.

                                               Principal
                                                 Amount    Issue      Net
                 Issuances                       Issued     Date    Proceeds
                                                    (Amounts in Thousands)

       First Refunding Mortgage Bonds
         Floating Rate Series due 4/15/99      $125,000    3/21/94   $124,438

       6.00% Pollution Control Revenue
           Refunding Loan due 4/1/24             75,000    4/14/94     73,971

                                                                   Redemption
                                                                   Price as a
                                               Principal            % of the
                                                 Amount  RedemptionPrincipal
                 Early Redemptions              Redeemed    Date     Amount
                                                    (Amounts in Thousands)

       First Refunding Mortgage Bonds:
         7 1/4% Series due 4/15/01              $59,911    3/11/94     101.88%

         6.80% Series due 9/15/04                20,000    4/14/94     101.00

         6.90% Installment Series due 9/15/09    55,000    4/14/94     101.00

         7% Series due 1998                      28,638    4/18/94     101.11

          Diversified Business Financing Matters

               See Management's Discussion and Analysis of Financial Condition and Results of Operations - Diversified Businesses Capital Requirements for additional information about the debt of the Constellation Companies and its subsidiaries.

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

             BGE has been notified by the Environmental Protection Agency and several state agencies that it is being considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by third parties. Although the cleanup costs for certain environmentally contaminated sites could be significant, BGE believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

             Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove coal tar. However, no formal legal proceedings have been instituted. In 1993, BGE accrued a liability of approximately $25.4 million for estimated future environmental costs at these sites. Based on previous actions of the Public Service Commission of Maryland (PSC), BGE has deferred these estimated future costs, as well as actual costs which have been incurred to date, as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

          Nuclear Insurance

               An accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant could have a substantial adverse effect on BGE. The primary contingencies resulting from an incident at the Calvert Cliffs plant would involve the physical damage to the plant, the recoverability of replacement power costs, and BGE's liability to third parties for property damage and bodily injury. Although BGE maintains the various insurance policies currently available to provide coverage for portions of these contingencies, BGE does not consider the available insurance to be adequate to cover the costs that could result from a major accident or an extended outage at either of the Calvert Cliffs units.

               In addition, in the event of an incident at any commercial nuclear power plant in the country, BGE could be assessed for a portion of any third party claims associated with the incident. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $9.3 billion. If third party claims relating to such an incident exceed $200 million (the amount of primary insurance), BGE's share of the total liability for third party claims could be up to $159 million per incident, that would be payable at a rate of $20 million per year.

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

                For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance, including $1.4 billion from an industry mutual insurance company. If accidents at any insured plants cause a shortfall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE's share being up to $14.6 million.

                If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $426 million per unit of insurance, provided by a different industry mutual insurance company for replacement power costs. This amount can be reduced by up to $85 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If an outage at any insured plant causes a shortfall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE's share being up to $9.4 million.

          Recoverability of Electric Fuel Costs

                By statute, actual electric fuel costs are recoverable so long as the PSC finds that BGE demonstrates that, among other things, it has maintained the productive capacity of its generating plants at a reasonable level. The PSC and Maryland's highest appellate court have interpreted this as permitting a subjective evaluation of each unplanned outage at BGE's generating plants to determine whether or not BGE had implemented all reasonable and cost-effective maintenance and operating control procedures appropriate for preventing the outage. Effective January 1, 1987, the PSC authorized the establishment of a Generating Unit Performance Program (GUPP) to measure, annually, utility compliance with maintaining the productive capacity of generating plants at reasonable levels by establishing a system-wide generating performance target and individual performance targets for each base load generating unit. In future fuel rate hearings, actual generating performance after adjustment for planned outages will be compared to the system-wide target and, if met, should signify that BGE has complied with the requirements of Maryland law. Failure to meet the system-wide target will result in review of each unit's adjusted actual generating performance versus its performance target in determining compliance with the law and the basis for possibly imposing a penalty on BGE. Parties to fuel rate hearings may still question the prudence of BGE's actions or inactions with respect to any given generating plant outage, which could result in the disallowance of replacement energy costs by the PSC.

                Since the two units at BGE's Calvert Cliffs Nuclear Power Plant utilize BGE's lowest cost fuel, replacement energy costs associated with outages at these units can be significant. BGE cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material.

                In October 1988, BGE filed its first fuel rate application for a change in its electric fuel rate under GUPP. The resultant case before the PSC covers BGE's operating performance in calendar year 1987, and BGE's filing demonstrated that it met the system-wide and individual nuclear plant performance targets for 1987. In November 1989, testimony was filed on behalf of the Maryland People's Counsel (People's Counsel) alleging that seven outages at the Calvert Cliffs plant in 1987 were due to management imprudence and that the replacement energy costs associated with those outages should be disallowed by the Commission. Total replacement energy costs associated with the 1987 outages were approximately $33 million.

                In May 1989, BGE filed its fuel rate case in which 1988 performance was examined. BGE met the system-wide and nuclear plant performance targets in 1988. People's Counsel alleged that BGE imprudently managed several outages at Calvert Cliffs, and BGE estimates that the total replacement energy costs associated with these 1988 outages were approximately $2 million. On
          November 14,  1991, a  Hearing  Examiner  at  the  PSC  issued  a proposed Order, which became final on December 17, 1991 and concluded that no disallowance was warranted. The Hearing Examiner found that BGE maintained the productive capacity of the Plant at a reasonable level, noting that it produced a near record amount of power and exceeded the GUPP standard. Based on this record, the Order concluded there was sufficient cause to excuse any avoidable failures to maintain productive capacity at higher levels.

                During 1989, 1990, and 1991, BGE experienced extended outages at its Calvert Cliffs Nuclear Power Plant. In the Spring of 1989, a leak was discovered around the Unit 2 pressurizer heater sleeves during a refueling outage. BGE shut down Unit 1 as a precautionary measure on May 6, 1989, to inspect for similar leaks and none were found. However, Unit 1 was out of service for the remainder of 1989 and 285 days of 1990 to undergo maintenance and modification work to enhance the reliability of various safety systems, to repair equipment, and to perform required periodic surveillance tests. Unit 2, which returned to service on May 4, 1991, remained out of service for the remainder of 1989, 1990, and the first part of 1991 to repair the pressurizer, perform maintenance and modification work, and complete the refueling. The replacement energy costs associated with these extended outages for both units at Calvert Cliffs, concluding with the return to service of Unit 2, are estimated to be $458 million.

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

                The PSC noted in the order that its review and findings on these issues pertain to the reasonableness of BGE's test-year operations and maintenance expenses for purposes of setting base rates and not to the responsibility for replacement power costs associated with the outages at Calvert Cliffs. The PSC stated that its decision in the base rate case will have no res judicata (binding) effect in the fuel rate proceeding examining the 1989-1991 outages. The work characterized as avoidable significantly increased the duration of the Unit 1 outage. Despite the PSC's statement regarding no binding effect, BGE recognizes that the views expressed by the PSC make the full recovery of all of the replacement energy costs associated with the Unit 1 outage doubtful. Therefore, in December 1990, BGE recorded a provision of $35 million against the possible disallowance of such costs. BGE cannot determine whether replacement energy costs may be disallowed in the present fuel rate proceeding in excess of the provision, but such amounts could be material.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

            The financial condition and results of operations of Baltimore Gas and Electric Company (BGE) and its subsidiaries (collectively, the Company) are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) sections of this Report. Factors significantly affecting results of operations, liquidity, and capital resources are discussed below.

       RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994 COMPARED WITH THE CORRESPONDING PERIOD OF 1993

       Earnings per Share of Common Stock
            Consolidated earnings per share were $.49 for the quarter ended March 31, 1994 and $.38 for the quarter ended March 31, 1993. The $.11 increase in earnings per share reflects a higher level of earnings applicable to common stock, offset slightly by the larger number of outstanding common shares. The earnings-per-share are summarized as follows:

                                                            Quarter Ended
                                                               March 31
                                                           1994        1993

       Utility businesses...........................       $.48       $.37
       Diversified businesses.......................        .01        .01

       Total........................................       $.49       $.38


       Earnings Applicable to Common Stock
            Earnings applicable to common stock increased $16.8 million during the quarter ended March 31, 1994. The 1994 increase reflects higher utility earnings and essentially unchanged earnings from diversified businesses.

            Utility earnings increased during the quarter as a result of increased electric and gas sales and increased base rates compared to the first quarter of 1993. Two principal factors produced the increase in sales of electricity: the winter of 1994 was colder than 1993; and the number of customers increased moderately. The effect of weather on utility sales is discussed below. The 1994 earnings increases were partially offset by higher operations and maintenance expenses, depreciation expense, and property taxes, and the effect of the Omnibus Budget Reconciliation Act of 1993 (1993 Tax Act) enacted in June 1993, which increased the federal corporate income tax rate to 35% from 34%.

            The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland
       (PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. The base rate increases authorized by the PSC in April 1993 will affect 1994 utility earnings favorably. Several electric fuel rate cases now pending before the PSC as discussed in Notes 1 and 13 of the Form 10-K for the year ended December 31, 1993 (Form 10-K) could also affect future years' earnings. During 1993, unfavorable economic conditions diminished electric and gas sales growth in BGE's service territory. Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. It is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years.

            Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), were essentially unchanged during the quarter ended March 31, 1994. Diversified businesses earnings are discussed on pages 19 through 21.

       Effect of Weather on Utility Sales
       Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems.
       Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating degree days for 1994 and 1993.


                                                            Quarter Ended
                                                               March 31
                                                           1994      1993

       Heating degree days.........................       2,753      2,564
       Percentage change compared to prior
        period.....................................             7.4%

       BGE Utility Revenues and Sales
       Electric revenues increased during 1994 because of the following factors:


                                                            Quarter Ended
                                                               March 31
                                                           1994  vs.  1993
                                                            (In millions)

       System sales volumes........................                   $36.2

       Base rates..................................                    12.3
       Fuel rates..................................                    (9.7)
       Revenues from system sales..................                    38.8
       Interchange sales...........................                     3.8
       Other revenues..............................                    (0.9)
       Total.......................................                   $41.7



            Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales, discussed separately later. As of December 31, 1993, BGE changed its classification of commercial and industrial customers to present this information on a basis which is more consistent with predominant industry practices. Prior-period amounts have been reclassified to conform to the current period's presentation. Below is a comparison of the changes in electric system sales volumes.
                                                           Quarter Ended
                                                             March 31
                                                          1994 vs. 1993

       Residential.................................           12.6%
       Commercial..................................            0.5
       Industrial..................................            6.4
       Total.......................................            6.4


            Severe winter weather conditions during the first quarter of 1994 was the main reason for the increase in total sales compared to last year. The increases in sales to residential and commercial customers reflect the colder winter weather and moderate customer growth. The increase in sales to commercial customers was partially offset by lower usage-per-customer. The sales increase to industrial customers reflects an increase in the sale of electricity to Bethlehem Steel, offset partially by lower usage-per-customer by the remaining industrial customers.

            Base rates increased in 1994 for two principal reasons: the PSC's April 1993 rate order and an increased recovery of eligible electric conservation program costs through the energy conservation surcharge. The April 1993 rate order provided for an annualized electric base rate increase of $84.9 million including a return on BGE's higher level of electric rate base. The order also reduced the authorized rate of return to 9.40% from the previous rate of 9.94%.

            The April 1993 rate order and a continued higher level of recovery of electric conservation program costs under the energy conservation surcharge will continue to favorably affect base rate revenues in 1994. However, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals. BGE has been earning in excess of its authorized rate of return on electric operations since September 30, 1993. As a result, BGE has deferred the portion of electric energy conservation revenues subject to refund beginning in December 1993. The deferral of these billings is expected to average approximately $1.7 million each month these deferrals continue. The deferral will continue as long as BGE exceeds its authorized rate of return on electric operations, as determined by the PSC.

            Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales. (See Notes 1 and 13 of the Form 10-K.) Changes in fuel rate revenues and interchange sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 13 of the Form 10-K.

            Fuel rate revenues decreased during the first quarter of 1994 due to a lower fuel rate, offset partially by increased electric system sales volumes. The fuel rate was lower because of a less costly twenty-four month generation mix from greater generation at the Calvert Cliffs Nuclear Power Plant compared to the first quarter of 1993. BGE expects electric fuel rate revenues to decrease during 1994 because of a continued less-costly generation mix.

            Interchange sales are sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE. Interchange sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available to PJM utilities. Interchange sales increased during the first quarter of 1994 because BGE had a less costly generation mix than other PJM utilities. The less costly mix relative to other PJM companies during 1994 reflects generation from Brandon Shores and continued operation of the Calvert Cliffs Nuclear Power Plant.

       Gas revenues increased during 1994 because of the following factors:

                                                            Quarter Ended
                                                               March 31
                                                           1994  vs. 1993
                                                            (In millions)

       Sales volumes................................             $6.2
       Base rates...................................              0.7
       Gas cost adjustment revenues.................             17.0
       Other revenues...............................             (0.5)
       Total........................................            $23.4


            As of December 31, 1993, BGE changed its classification of commercial and industrial customers to present this information on a basis which is more consistent with predominant industry practices. Prior-period amounts have been reclassified to conform to the current period's presentation. Below is a comparison of the changes in gas sales volumes:

                                                           Quarter Ended
                                                              March 31
                                                           1994 vs. 1993

       Residential..................................             8.3%
       Commercial...................................            (0.8)
       Industrial...................................           (14.4)
       Total........................................            (0.1)


            Total gas sales were flat compared to 1993 because higher sales to residential customers were offset by lower sales to industrial customers. The increase in sales to residential customers reflects the extremely cold winter weather during the first quarter of 1994. Sales to industrial customers decreased primarily because delivery service customers, including Bethlehem Steel, either voluntarily switched their fuel source from natural gas to alternate fuels, or were involuntarily interrupted by BGE as a result of the extreme weather conditions. These interruptible customers maintain alternate fuel sources and pay reduced rates for natural gas in exchange for BGE's right to interrupt service during periods of peak demand.

            Base rates increased in 1994 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. The continued recovery of gas conservation program costs under the energy conservation surcharge will continue to favorably affect base rate revenues in 1994.

            Changes in gas cost adjustment revenues result from the operation of the purchased gas adjustment (PGA) clause, which is designed to recover the actual gas costs incurred (See Note 1 of the Form 10-K). Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues increased during the first quarter of 1994 because of higher sales volumes subject to the PGA clause and increased prices to recover higher costs of purchased gas. Delivery service sales volumes are not subject to the PGA clause because these customers purchase their gas directly from third parties.


       BGE Utility Fuel and Energy Expenses
       Electric fuel and purchased energy expenses were as follows:

                                                            Quarter Ended
                                                               March 31
                                                           1994      1993
                                                            (In millions)

       Actual costs...............................         $153.4   $122.8
       Net (deferral) recovery of costs
         under electric fuel rate
         clause (see Note 1 of the
         Form 10-K)...............................          (26.8)    11.6
       Total......................................         $126.6   $134.4



            Electric fuel and purchased energy expenses decreased as a result of the operation of the electric fuel rate clause. BGE deferred $26.8 million of fuel costs during the first quarter of 1994 compared to recovering $11.6 million of deferred fuel costs during the first quarter of 1993. This decrease was offset partially by the increase in actual fuel costs.

            Actual electric fuel and purchased energy costs increased during the first quarter of 1994 for two principal reasons: a more costly generation mix; and a higher net output of electricity generated to meet the demand of BGE's system and the PJM system resulting from the severely cold winter weather during the first quarter of 1994. The cost of BGE's generation mix increased because of the timing of refueling and maintenance outages at the Calvert Cliffs Nuclear Power Plant and higher purchased energy costs.

           Purchased gas expenses were as follows:

                                                            Quarter Ended
                                                               March 31
                                                           1994       1993
                                                            (In millions)

       Actual costs...............................         $122.7    $97.0
       Net recovery of costs under
         purchased gas adjustment
         clause (see Note 1 of the
         Form 10-K)...............................            4.2     13.4
       Total......................................         $126.9   $110.4

            Actual purchased gas costs went up in 1994 for four principal reasons: higher output to meet greater demand for BGE gas; higher gas prices caused by market conditions; higher reservation charges; and higher transition costs related to the implementation of Federal
       Energy Regulatory Commission (FERC) Order No. 636. Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties. Future purchased gas costs are expected to continue to increase due to additional transition costs incurred by BGE gas pipeline suppliers. These transition costs, if approved by FERC, will be passed on to BGE customers through the purchased gas adjustment clause.

       Other Operating Expenses
            Operations expense increased during the first quarter of 1994 primarily because of a one-time bonus paid to employees in lieu of a general wage increase during 1994, a higher level of amortization of energy conservation program costs, the accrual of postretirement benefit expenses resulting from the implementation of Statement of Financial Accounting Standards No. 106 (see Note 6 of the Form 10-K), amortization of the deferred Voluntary Special Early Retirement Program (VSERP) costs, and increased pension costs.

            Operations expense is expected to be reduced during the remainder of 1994 by three factors: cost savings from the 1993 employee reduction programs are expected to be realized beginning in 1994; the Company charged to expense a portion of the one-time cost of employee reduction programs in December 1993; and the expected reduction in 1994 operations expense resulting from the November 1993 sale of a significant portion of the Constellation Companies' investment in senior living facilities (see page 20 for a discussion of the sale of senior living facilities). These decreases will be offset partially by the continued increase in the level of amortization of the deferred VSERP costs and energy conservation program costs and other increases in operations expenses.

            Maintenance expense increased in 1994 because of higher labor costs related to the extreme winter weather conditions during the first quarter of 1994 and higher costs at the Calvert Cliffs Nuclear Power Plant.

            Depreciation expense increased during the first quarter of 1994 primarily because of higher depreciable plant in service. The increase in depreciable plant in service resulted from the addition of electric transmission and distribution plant and certain capital additions at the Calvert Cliffs Nuclear Power Plant during 1993 and 1994.

            Taxes other than income taxes increased during 1994 because of higher franchise taxes and property taxes. The increase in franchise taxes resulted from the increase in total electric and gas revenues.

       Other Income and Expenses
            The allowance for funds used during construction (AFC) increased during the first quarter of 1994 as the effect of a higher level of construction work in progress was offset partially by the lower AFC rate approved in the April 1993 PSC rate order.

            Interest charges decreased slightly during the first quarter of 1994 as a decline in the level of interest rates and the redemption of higher cost coupon debt of BGE was offset substantially by an increased level of outstanding debt.

            Capitalized interest decreased during the first quarter due to lower capitalized interest on the Constellation Companies' power generation systems projects, offset partially by BGE beginning to accrue carrying charges on electric deferred fuel costs excluded from rate base (See Note 5 of the Form 10-K).

            Income tax expense increased during the first quarter of 1994 because of higher pre-tax earnings and the effect of the 1993 Tax Act enacted in June 1993, which increased the federal corporate income tax rate to 35% from 34%.

       Diversified Businesses Earnings
       Earnings per share from diversified businesses were:

                                                           Quarter Ended
                                                              March 31
                                                           1994     1993

       Power generation systems..................          $.01     $.01
       Financial investments.....................           .01      .01
       Real estate development and senior........
          living facilities......................          (.01)    (.01)
       Total.....................................          $.01     $.01


            The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of
       wholesale  power   generating  projects  in  which  the  Constellation
       Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings were essentially unchanged during the first quarter of 1994.


            The Constellation Companies' investment in wholesale power generating projects includes $158 million representing ownership interests in 16 projects which sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. The Company cannot predict the impact these matters may have on the Constellation Companies or the Company, but the impact could be material.

            Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were essentially unchanged during the first quarter.

            The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities were essentially unchanged during the first quarter of 1994.

            The Constellation Companies sold the nursing home portion of the investment in senior living facilities in November 1993. The senior living facilities which were sold contributed real estate revenues and operating expenses of approximately $17 million and $16 million, respectively, in 1993. Additionally, the Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation, and the Constellation Companies are expensing rather than capitalizing interest on certain undeveloped land where development activities are at minimal levels. These factors have affected earnings negatively during 1994 and 1993 and are expected to continue to do so until current market conditions improve. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings. Until the real estate market shows sustained improvement, earnings from real estate activities are expected to remain depressed.

            The Constellation Companies continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes that although the real estate market is beginning to show signs of improvement, until the economy reflects sustained growth and the excess inventory in the market in the Baltimore-Washington corridor goes down, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses. In addition, were the Constellation Companies to change their intent about any project from an intent to hold until market conditions improve to an intent to sell, applicable accounting rules would require a write-down of the project to market value at the time of such change in intent if market value is below book value.

       Environmental Matters
       The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in Note 13 and Item 1.Business - Environmental Matters of the Form 10-K.

       LIQUIDITY AND CAPITAL RESOURCES

       Liquidity
            For the twelve months ended March 31, 1994, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.14 and 2.45, respectively.

       Capital Requirements
            The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the quarter ended March 31, 1994, along with estimated annual amounts for the years 1994 through 1996, are reflected below.

                                                             Quarter Ended
                                                                March 31
       Calendar Year Estimate
                                                 1994     1994     1995    1996
                                                              (In millions)

       Utility Business:
        Construction expenditures
        (excluding AFC)
        Electric..........................     $  71     $345     $319    $300
        Gas...............................         8       54       60      56
        Common............................         7       51       46      44
        Total construction expenditures...        86      450      425     400
        AFC...............................         8       34       35      25
        Deferred nuclear expenditures.....         2       12        -       -
        Deferred energy conservation
          expenditures....................         9       48       45      40
        Nuclear fuel (uranium purchases
          and processing charges).........         8       42       46      51
        Retirement of long-term debt and
          redemption of preference stock..        74      201      281      98
        Total utility business............       187      787      832     614
       Diversified Businesses:
        Retirement of long-term debt......         5       10       80      77
        Investment requirements...........        22       64       67      21
        Total diversified businesses......        27       74      147      98
       Total..............................     $ 214     $861     $979    $712

       BGE Utility Capital Requirements
       BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, scheduled to be placed in service in 1995; the construction of a 140-megawatt combustion turbine at Perryman, scheduled to be placed in service in 1995, which the PSC authorized in an order dated March 25, 1993; and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units in light of the competitive bidding process established by the PSC. The Company estimates currently that expenditures for compliance with the sulfur dioxide provisions of the Clean Air Act of 1990 will total approximately $55 million through 1995.

            During the twelve months ended March 31, 1994, the internal generation of cash from utility operations provided 67% of the funds required for BGE's capital requirements exclusive retirements and redemptions of debt and preference stock. During the three-year period 1994 through 1996, the Company expects to provide through utility operations approximately 70% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

            Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. From January 1, 1994 through the date of this Report, BGE's issuances of long-term debt and common stock were $200 million and $22 million, respectively. During the same period, retirements and redemptions of BGE's long-term debt and preference stock totaled $177 million and $2 million, respectively, exclusive of any redemption premiums. The amount and timing of future issuances and redemptions will depend upon market conditions and BGE's actual capital requirements.

            The Constellation Companies' capital requirements are discussed below in the section titled "Diversified Businesses Capital Requirements - Debt and Liquidity." The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.

       Diversified Businesses Capital Requirements
       Debt and Liquidity

            The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on page 20 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI may enter into additional credit facilities.


       Investment Requirements
            The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1994 through 1996 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the estimates on page 22 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

          Puna Project

               As discussed in previous filings made by the Company under the Securities Exchange Act of 1934, the Constellation Companies have a 50% ownership interest in a joint venture, Puna Geothermal Venture (PGV). PGV developed and is operating a 25-megawatt geothermal energy project on the island of Hawaii (the Big Island) in the State of Hawaii (the Puna project). Construction of the Puna project was scheduled to be completed during 1991; however, it began generating electricity on April 22, 1993. PGV sells the electricity it generates to Hawaii Electric Light
          Company, Inc. ("Hawaii Electric") under a power purchase agreement that calls for the supply by PGV of at least 22 megawatts.

               Through  the   date  of   this  Report,   the  Constellation
          Companies' investment in the Puna project was $80.8 million. In addition, the Constellation Companies have loaned $5 million (including accrued interest) to the other partner in PGV for use in funding venture costs. PGV has outstanding a $93.4 million construction loan. In connection with the construction loan, Constellation Investments, Inc. (CII) provided a guarantee to the lending institution that requires CII to put up to $15 million of equity into the Puna project in certain events. The lender has the right to call the guarantee but has not done so. Negotiations are ongoing with the project lenders to convert the construction loan to permanent financing.

               The diversified businesses section of the capital requirements chart on page 22 includes $11 million for the year 1994 and $14 million for the year 1995 relating to the Puna project. Of this amount, approximately $11 million is additional costs to deal with the problems with the production wells described below and approximately $14 million is additional equity that the Constellation Companies will be required to contribute to PGV under the CII guarantee.

               The Company cannot predict the impact that the matters involving the Puna project discussed below may have on the Constellation Companies or the Company, but such impact could be material.

               PGV currently has two production wells that provide steam to power the project. During November 1993, one of the production wells changed from a steam dominated resource to a brine dominated resource. The result is that the well produces considerably more fluid to inject back into the ground. To operate this well at full capacity, certain modifications to the brine handling system are required and an additional well may also be required. In addition, during April 1994, an obstruction in the well casing was detected in the other production well during routine testing. PGV plans to remove the obstruction in the casing during the third quarter of 1994. Until certain of the above-mentioned actions are completed, including the drilling of the additional well, if required, the project is not expected to operate at its full capacity.

               On April 13, 1993, Hawaii Electric filed suit, Hawaii Electric Light Company, Inc. v. Puna Geothermal Venture Company, Inc., Civil No. 93-234 (3rd Circuit Vt., Hawaii), seeking to require PGV to pay contractual penalties of $7.5 million (for delays in the scheduled delivery of power to Hawaii Electric) and seeking to require PGV to pay consequential damages. PGV asserts that the delay was caused by a "force majeure" event. A tentative settlement has been agreed to which requires no
          additional   capital   contributions   from   the   Constellation
          Companies.

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

               The Constellation Companies' partner in the Puna project continues to experience financial difficulties. The partner has not been meeting its funding obligation to PGV for over two years. Also, the partner is currently in default under the $5 million loan it obtained from the Constellation Companies. On February 22, 1994, the Constellation Companies reached agreement with the partner and certain of the partner's direct and indirect shareholders which would result in recapitalization of the project, and repayment of the $5.0 million loan to Constellation. This agreement is subject certain approvals by shareholders of the partner. There are no assurances that these approvals will be obtained.

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

            The second type are claims by two manufacturers - Owens Corning Fiberglass and Pittsburgh Corning Corp. - against BGE and approximately eight others, as third-party defendants. These relate to approximately 1,500 individual plaintiffs who have settled with the manufacturers. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two manufacturers, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.

            Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.

ITEM 6. Exhibits and Reports on Form 8-K

     A)   Exhibit No. 12      Computation of Ratio of Earnings to
                              Fixed Charges and Computation of
                              Ratio of Earnings to Combined Fixed
                              Charges and Preferred and
                              Preference Dividend Requirements.

     B)   Form 8-K            None





                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                            (Registrant)





Date  May 16, 1994                       /s/  C. W. Shivery

                                   C. W. Shivery, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                          EXHIBIT INDEX

      Exhibit
       Number

         12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.