Form 10-Q
period 1994-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1994-08-12
CIK 9466

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended June 30, 1994
Commission file number 1-1910

               BALTIMORE GAS AND ELECTRIC COMPANY
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Maryland                            52-0280210
- -----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)



  Gas and Electric Building, Charles Center,
           Baltimore, Maryland                          21201
- -----------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code 410-783-5920

                         Not Applicable
- -----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


Yes   X        No

Common Stock, without par value - 147,442,204 shares outstanding on July 31, 1994.

                                                                                                                    Page   of
                                                                                   BALTIMORE GAS AND ELECTRIC COMPANY


                                                                                          PART I. FINANCIAL INFORMATION



                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                             Quarter Ended June 30,  Six Months Ended June 30,

                                                                               1994        1993         1994          1993

                                                                                     (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ...............................................  $ 500,177   $ 469,741   $ 1,017,325   $   945,170
                  Gas .......................................................  67,885      75,930       273,071       257,710
                  Diversified businesses ....................................  62,289      19,050        88,230        45,666

                  Total revenues ............................................ 630,351     564,721     1,378,626     1,248,546

                Expenses Other Than Interest and Income Taxes
                  Electric fuel and purchased energy ........................ 120,960     109,677       247,513       244,048
                  Gas purchased for resale ..................................  31,582      39,059       158,507       149,459
                  Operations ................................................ 135,932     127,595       285,481       259,676
                  Maintenance ...............................................  43,544      58,778        88,991       100,555
                  Diversified businesses - selling, general, and administrati  51,787      16,383        66,904        32,821
                  Depreciation and amortization .............................  67,934      61,893       137,713       123,267
                  Taxes other than income taxes .............................  43,734      43,949        96,529        95,239

                  Total expenses other than interest and income taxes ....... 495,473     457,334     1,081,638     1,005,065

                Income From Operations ...................................... 134,878     107,387       296,988       243,481

                Other Income
                  Allowance for equity funds used during construction .......   5,542       3,621        10,616         7,157
                  Equity in earnings of Safe Harbor Water Power Corporation .   1,088       1,068         2,178         2,136
                  Net other income and deductions ...........................   1,495         709         2,551           984

                  Total other income ........................................   8,125       5,398        15,345        10,277

                Income Before Interest and Income Taxes ..................... 143,003     112,785       312,333       253,758

                Interest Expense
                  Interest charges ..........................................  53,569      52,633       105,769       105,367
                  Capitalized interest ......................................  (3,010)     (5,032)       (5,811)       (9,097)
                  Allowance for borrowed funds used during construction .....  (2,998)     (2,004)       (5,739)       (4,083)

                  Net interest expense ......................................  47,561      45,597        94,219        92,187

                Income Before Income Taxes ..................................  95,442      67,188       218,114       161,571

                Income Taxes
                  Current ...................................................  10,742      (8,573)       23,886        21,108
                  Deferred ..................................................  20,033      21,974        49,456        23,044
                  Investment tax credit adjustments .........................  (2,041)     (2,089)       (4,081)       (4,253)

                  Total income taxes ........................................  28,734      11,312        69,261        39,899

                Net Income ..................................................  66,708      55,876       148,853       121,672

                Preferred and Preference Stock Dividends ....................  10,021      10,576        20,052        21,095

                Earnings Applicable to Common Stock ......................  $  56,687   $  45,300   $   128,801   $   100,577


                Average Shares of Common Stock Outstanding  ................. 146,947     144,757       146,692       144,471

                Total Earnings Per Share of Common Stock ....................     $0.39     $0.31           $0.88       $0.70

                Dividends Declared Per Share of Common Stock ................     $0.3      $0.37           $0.75       $0.74



                Certain prior-year amounts have been restated to conform with the current year's presentation.

                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         June 30,                 December 31,
                                                                                      1994*                   1993

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $    49,672             $    84,236
                    Accounts receivable (net of allowance for uncollectibles)....     427,585                 401,853
                    Fuel stocks ...................................................    66,060                  70,233
                    Materials and supplies ........................................   144,855                 145,130
                    Prepaid taxes other than income taxes .........................     2,706                  54,237
                    Other .........................................................    31,365                  38,971

                    Total current assets ..........................................   722,243                 794,660

                  Investments and Other Assets
                    Real estate projects ..........................................   470,913                 487,397
                    Power generation systems ......................................   298,006                 298,514
                    Financial investments .........................................   224,771                 213,315
                    Nuclear decommissioning trust fund ............................    62,806                  56,207
                    Safe Harbor Water Power Corporation ...........................    34,156                  34,138
                    Senior living facilities ......................................    10,839                   2,005
                    Other  ........................................................    60,643                  65,355

                    Total investments and other assets ............................ 1,162,134               1,156,931

                  Utility Plant
                    Plant in service
                      Electric .................................................... 5,791,670               5,713,259
                      Gas .........................................................   578,106                 557,942
                      Common ......................................................   501,013                 487,740

                      Total plant in service ...................................... 6,870,789               6,758,941
                    Accumulated depreciation ......................................(2,212,205)             (2,161,984)

                    Net plant in service .......................................... 4,658,584               4,596,957
                    Construction work in progress .................................   482,659                 436,440
                    Nuclear fuel (net of amortization) ............................   153,508                 139,424
                    Plant held for future use .....................................    24,070                  24,066

                    Net utility plant ............................................. 5,318,821               5,196,887

                  Deferred Charges
                    Regulatory Assets
                     Income taxes recoverable through future rates ................   262,720                 259,856
                     Deferred fuel costs (net of reserve for possible disallowance)   133,024                 130,052
                     Deferred termination benefit costs (net of amortization)......    88,455                  96,793
                     Deferred nuclear expenditures (net of amortization) ..........    88,744                  86,726
                     Deferred postemployment benefit costs ........................    67,900                  62,892
                     Deferred cost of decommissioning federal uranium
                      enrichment facilities (net of amortization) .................    53,567                  49,562
                     Deferred energy conservation expenditures  (net of amortizatio    37,669                  38,655
                     Deferred environmental costs (net of amortization) ...........    36,298                  32,966
                     Other ........................................................    (3,286)                 10,623

                     Total regulatory assets ......................................   765,091                 768,125
                    Other .........................................................    70,612                  70,436

                    Total deferred charges ........................................   835,703                 838,561

                  TOTAL ASSETS .................................................. $ 8,038,901             $ 7,987,039


                * Unaudited

                See Notes to Consolidated Financial Statements.



                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         June 30,                 December 31,
                                                                                      1994*                   1993

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Short-term borrowings ....................................... $    94,800             $         0
                    Current portions of long-term debt and preference stock .......    45,032                  44,516
                    Accounts payable ..............................................   144,347                 195,534
                    Customer deposits .............................................    24,275                  22,345
                    Accrued taxes .................................................     3,317                  20,623
                    Accrued interest ..............................................    61,397                  58,541
                    Dividends declared ............................................    65,863                  63,966
                    Accrued vacation costs ........................................    37,771                  35,546
                    Other .........................................................    17,886                  38,716

                    Total current liabilities .....................................   494,688                 479,787

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,118,778               1,067,611
                    Deferred investment tax credits ...............................   153,419                 157,426
                    Pension and postemployment benefits ...........................   134,215                 183,043
                    Decommissioning of federal uranium enrichment facilities ......    48,249                  46,858
                    Other .........................................................    52,464                  56,974

                    Total deferred credits and other liabilities .................. 1,507,125               1,511,912

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,763,599               1,802,148
                    Other long-term debt of BGE ...................................   544,550                 482,550
                    Long-term debt of Constellation Companies .....................   579,409                 597,716
                    Unamortized discount and premium ..............................   (18,698)                (17,754)
                    Current portion of long-term debt .............................   (42,032)                (41,516)

                    Total long-term debt .......................................... 2,826,828               2,823,144

                  Preferred Stock .................................................    59,185                  59,185

                  Redeemable Preference Stock .....................................   344,000                 345,500
                    Current portion of redeemable preference stock ................    (3,000)                 (3,000)

                    Total redeemable preference stock .............................   341,000                 342,500

                  Preference Stock Not Subject to Mandatory Redemption ............   150,000                 150,000

                  Common Shareholders' Equity
                    Common stock .................................................. 1,414,426               1,391,464
                    Retained earnings ............................................. 1,269,882               1,251,140
                    Pension liability adjustment ................................     (22,093)                (22,093)
                    Net unrealized loss on available-for-sale securities ........      (2,140)                      0

                    Total common shareholders' equity ............................. 2,660,075               2,620,511

                    Total capitalization .......................................... 6,037,088               5,995,340


                  TOTAL LIABILITIES AND CAPITALIZATION ......... ................. $ 8,038,901             $ 7,987,039


                * Unaudited

                See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                                      1994              1993

                                                                                                                      (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $   148,853      $  121,672
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................             161,641         146,898
          Deferred income taxes ......................................              49,456          23,044
          Investment tax credit adjustments ..........................              (4,081)         (4,253)
          Deferred fuel costs ........................................              (2,972)         42,033
          Accrued pension and postemployment benefits ................             (53,833)          4,866
          Allowance for equity funds used during construction.........             (10,616)         (7,157)
          Equity in earnings of affiliates and joint ventures                       (1,697)          5,300
          Changes in current assets .........................                       36,880          27,639
          Changes in current liabilities, other than short-te.........             (80,522)        (40,790)
          Other ......................................................              17,672          (2,108)

        Net cash provided by operating activities ....................             260,781         317,144

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................              94,800         (10,400)
          Long-term debt .............................................             203,018         702,794
          Preference stock ...........................................                   0          39,650
          Common stock ...............................................              22,945          26,133
        Reacquisition of long-term debt ..............................            (213,319)       (680,366)
        Redemption of preference stock ...............................              (1,500)              0
        Common stock dividends paid ..................................            (108,234)       (103,684)
        Preferred and preference stock dividends paid ................             (19,964)        (21,040)
        Other ........................................................                 (36)           (261)

        Net cash used in financing activities ........................             (22,290)        (47,174)

      Cash Flows From Investing Activities
        Utility construction expenditures ............................            (227,091)       (202,864)
        Allowance for equity funds used during construction ..........              10,616           7,157
        Nuclear fuel expenditures ....................................             (35,078)        (10,458)
        Deferred nuclear expenditures ................................              (4,066)         (5,408)
        Deferred energy conservation expenditures ....................             (18,661)        (12,063)
        Contributions to nuclear decommissioning trust fund ..........              (4,890)         (4,450)
        Purchases of marketable equity securities ....................             (31,076)        (19,795)
        Sales of marketable equity securities ........................              20,146          20,778
        Other financial investments ..................................                (676)          1,682
        Real estate projects .........................................              25,090         (14,252)
        Power generation systems .....................................              (5,066)        (18,738)
        Other ........................................................              (2,303)           (730)

        Net cash used in investing activities ........................            (273,055)       (259,141)
                                                             .........
      Net Increase (Decrease) in Cash and Cash Equivalents ...........             (34,564)         10,829
      Cash and Cash Equivalents at Beginning of Period ......                       84,236          27,122
                                                             .........
      Cash and Cash Equivalents at End of Period ............                  $    49,672      $   37,951

      Other Cash Flow Information
        Cash paid during the period for:                     .........
          Interest (net of amounts capitalized) ......................         $    89,395      $   90,404
          Income taxes ...............................................         $    41,025      $   35,304



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

          Statement of Financial Accounting Standards No. 115

               The Company adopted Statement of Financial Accounting Standards No. 115 (Statement No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. As of June 30, 1994, marketable equity securities totaling $40.7 million, which are included in financial investments in the consolidated balance sheets, and the nuclear decommissioning trust fund have been classified as available-for-sale in accordance with the requirements of Statement No. 115. Changes in the fair value of these securities are included in common shareholders' equity.

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

                                                                    Redemption
                                                                    Price as a
                                             Principal               % of the
                                               Amount   Redemption  Principal
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

                In addition, in connection with the annual sinking fund required by BGE's mortgage, on August 1, 1994, the following principal amounts of First Refunding Mortgage Bonds were redeemed:
          $11,986,000 of  the 9-1/8%  Series due October 15, 1995, $3,775,000
          of the  8.40% Series due October 15, 1999, $2,550,000 of the 8-3/8%
          Series due August 15, 2001, and $473,000 from various other series.

          Diversified Business Financing Matters

               See Management's Discussion and Analysis of Financial Condition and Results of Operations - Diversified Businesses Capital Requirements for additional information about the debt of the Constellation Company and its subsidiaries.

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

             Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove coal tar. However, no formal legal proceedings have been instituted. As of June 30, 1994, BGE has an accrual of approximately $27.8 million for estimated future environmental costs at these sites. Based on previous actions of the Public Service Commission of Maryland (PSC), BGE has deferred these estimated future costs, as well as actual costs which have been incurred to date, as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

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

               In addition, in the event of an incident at any commercial nuclear power plant in the country, BGE could be assessed for a portion of any third party claims associated with the incident. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $9.2 billion. If third party claims relating to such an incident exceed $200 million (the amount of primary insurance), BGE's share of the total liability for third party claims could be up to $159 million per incident, that would be payable at a rate of $20 million per year.

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

          RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE CORRESPONDING PERIODS OF 1993


          Earnings per Share of Common Stock

               Consolidated earnings per share for the quarter and six months ended June 30, 1994 were $.39 and $.88, respectively, which represent increases of $.08 and $.18 compared to the earnings for the corresponding periods of 1993. These increases in earnings per share reflect a higher level of earnings applicable to common stock, offset slightly by the larger number of common shares outstanding. The earnings per share are summarized as follows:


                                            Quarter Ended   Six Months Ended
                                               June 30          June 30

                                              1994   1993      1994   1993

          Utility operations.............    $.38   $.28      $.86    $.66
          Diversified businesses.........     .01    .03       .02     .04

          Total..........................    $.39   $.31      $.88    $.70


          Earnings Applicable to Common Stock

               Earnings applicable to common stock increased $11.4 million during the quarter and $28.2 million during the six months ended June 30, 1994. These increases reflect significantly higher earnings from the utility operations, offset slightly by lower earnings from diversified businesses.

               Earnings from utility operations increased during the second quarter of 1994 primarily as a result of increased electric sales and lower maintenance expenses compared to the second quarter of 1993. Two principal factors produced the increase in sales of electricity: the spring and early summer of 1994 were significantly hotter than 1993; and the number of customers increased moderately. The effect of weather on utility sales is discussed on pages 13 and 14.

               In addition to the factors noted above for the second quarter of 1994, earnings from utility operations during the six months ended June 30, 1994 also reflect increased electric system sales and gas sales caused by colder winter weather and a moderate increase in the number of customers during the first quarter of 1994 as compared to the first quarter of 1993. These increases were offset partially by higher operations expense, depreciation and amortization expenses, and the effect of the Omnibus Budget Reconciliation Act of 1993 (1993 Tax Act), which increased the federal corporate income tax rate to 35% from 34%.

               The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland
          (PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. The base rate increases authorized by the PSC in April 1993 favorably affected utility earnings through April 1994. Several electric fuel rate cases now pending before the PSC discussed in Notes 1 and 13 of the Form 10-K for the year ended December 31, 1993 (Form 10-
          K) could also affect future years' earnings.

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

               Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), were slightly lower during the quarter and six months ended June 30, 1994. Diversified businesses' earnings are discussed on pages 21 through 23.


          Effect of Weather on Utility Sales


               Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between  the average  daily actual  temperature and  the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating and cooling degree days for the quarter and six months ended June 30, 1994 and 1993.

                                            Quarter Ended   Six Months Ended
                                               June 30          June 30

                                              1994    1993     1994   1993

          Heating degree days............        444             5413,196
          3,104
          Percent change compared to
           prior period..................            (17.9)%       3.0%


          Cooling degree days............      320      213     320      213
          Percent change compared to
           prior period..................          50.2%           50.2%



          BGE Utility Revenues and Sales

               Electric revenues changed during 1994 because of the following factors:


                                            Quarter Ended   Six Months Ended
                                               June 30          June 30
                                            1994 vs. 1993    1994 vs. 1993

                                                     (In millions)

          System sales volumes..........        $17.7            $53.9
          Base rates....................          3.1             15.4
          Fuel rates....................          0.3             (9.4)
          Revenues from system sales....         21.1             59.9
          Interchange sales.............          9.8             13.6
          Other revenues................         (0.5)            (1.3)
          Total.........................        $30.4            $72.2

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

                                            Quarter Ended   Six Months Ended
                                               June 30          June 30
                                            1994 vs. 1993    1994 vs. 1993

          Residential...................          2.7%             8.4%
          Commercial....................          2.9              1.6
          Industrial....................         29.5             18.1
          Total.........................          6.9              6.7

               Sales  to  all  classes  of  electric  customers  reflect  the positive impact of hotter spring and early summer weather and moderate customer growth during the second quarter of 1994 as compared to the second quarter of 1993. Sales to industrial customers also reflect an increase in the sale of electricity to Bethlehem Steel which purchased more electricity from BGE due to increased steel production and the fact that Bethlehem Steel is now purchasing its full electricity requirements from BGE. Bethlehem Steel is still producing power with its own generating facility, but is now selling the output from this facility to BGE rather than using the power to reduce its requirements.

               In addition to the factors noted above for the second quarter of 1994, electric system sales for the six months ended June 30, 1994 reflect severe winter weather conditions during the first quarter of 1994. The increase in sales to commercial customers was partially offset by lower usage-per-customer.

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

               Base rate revenues are expected to increase during the remainder of 1994 as a result of recovering a higher level of electric conservation program costs under the energy conservation surcharge. However, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals. BGE has been earning in excess of its authorized rate of return on electric operations since September 30, 1993. As a result, BGE has deferred the portion of electric energy conservation revenues subject to refund beginning in December 1993. The deferral of these billings is expected to average approximately $1.7 million each month these deferrals continue. The amounts deferred during a surcharge year will begin to be refunded to customers with interest in the ensuing July when the annual resetting of the conservation surcharge rates occurs. The deferral will continue as long as BGE exceeds its authorized rate of return on electric operations, as determined by the PSC.

               Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales. (See Notes 1 and 13 of the Form 10-K.) Changes in fuel rate revenues and interchange sales normally do not affect earnings. However, if the PSC was to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 13 of the Form 10-K.

               Fuel rate revenues were essentially flat during the second quarter of 1994 as the effect of increased electric system sales volumes offset the lower fuel rate. Fuel rate revenues decreased during the six months ended June 30, 1994 due to a lower fuel rate, offset partially by increased electric system sales volumes. The fuel rate was lower because of a less costly twenty-four month generation mix due to greater generation at the Calvert Cliffs Nuclear Power Plant compared to 1993. BGE expects electric fuel rate revenues will decrease during 1994 because of a less-costly generation mix.

               Interchange sales are sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE. Interchange sales occur after BGE has satisfied the demand for its own system sales of electricity if BGE's available generation is the least costly available to PJM utilities. Interchange sales increased during the quarter and six months ended June 30, 1994 because BGE had a less costly generation mix than other PJM utilities. The less costly mix relative to other PJM companies during 1994 reflects greater generation from the Brandon Shores Power Plant and continued operation of the Calvert Cliffs Nuclear Power Plant.

               Gas revenues changed during 1994 because of the following factors:


                                            Quarter Ended   Six Months Ended
                                               June 30          June 30
                                            1994 vs. 1993    1994 vs. 1993

                                                     (In millions)

          Sales volumes.................        $(1.2)            $5.0
          Base rates....................          0.5              1.2
          Gas cost adjustment revenues..         (6.9)            10.1
          Other revenues................         (0.4)            (0.9)
          Total.........................        $(8.0)           $15.4

               As of December 31, 1993, BGE changed its classification of commercial and industrial customers to present this information on a basis which is more consistent with predominant industry practices. Prior-period amounts have been reclassified to conform to the current period's presentation. Below is a comparison of the changes in gas sales volumes:




                                            Quarter Ended   Six Months Ended
                                               June 30          June 30
                                            1994 vs. 1993    1994 vs. 1993

          Residential...................          0.7%             6.4%
          Commercial....................        (10.8)            (3.9)
          Industrial....................          4.7             (5.6)
          Total.........................         (1.0)            (0.3)


               Total gas sales for the second quarter of 1994 decreased slightly compared to last year as the lower sales to commercial customers offset the higher sales to residential and industrial customers. Sales to commercial customers were affected negatively by warmer weather conditions and lower usage-per-customer. The increase in sales to industrial customers reflects primarily the greater usage of natural gas by Bethlehem Steel in its production process.

               Total gas sales for the six months ended June 30, 1994 were essentially flat compared to 1993 because higher sales to residential customers were offset by lower sales to commercial and industrial customers. The increase in sales to residential customers reflects the colder winter weather during the first quarter of 1994 as compared to 1993, and to a lesser extent customer growth. Sales to commercial and industrial customers decreased primarily because delivery service customers either voluntarily switched their fuel source from natural gas to alternate fuels, or were involuntarily interrupted by BGE as a result of the extreme winter weather conditions. Interruptible customers maintain alternate fuel sources and pay reduced rates in exchange for BGE's right to interrupt service during periods of peak demand.

               Base rates increased slightly during 1994 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. The continued recovery of gas conservation program costs under the energy conservation surcharge will continue to increase base rate revenues in 1994.

               Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the

          Form 10-K.)   Changes  in gas  cost adjustment revenues normally do
          not affect earnings.

               Gas cost adjustment revenues decreased during the second quarter of 1994 because of lower sales volumes subject to gas cost adjustment clauses and decreased prices of purchased gas. During the six months ended June 30, 1994, gas cost adjustment revenues increased over last year due to the combination of higher sales volumes subject to gas cost adjustment clauses and increased prices of purchased gas during the first quarter. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.


          BGE Utility Fuel and Energy Expenses


               Electric fuel and purchased energy expenses were as follows:

                                            Quarter Ended   Six Months Ended
                                               June 30          June 30

                                              1994   1993      1994   1993

                                                     (In millions)

          Actual costs..................    $119.9  $105.0    $273.2   $227.8
          Net (deferral) recovery of
           costs under electric fuel
           rate clause (see Note 1 of
           the Form 10-K)...............       1.1     4.7     (25.7)    16.2
          Total.........................    $121.0  $109.7    $247.5   $244.0


               Electric fuel and purchased energy expenses increased during the quarter and six months ended June 30, 1994 because of significant increases in actual fuel costs, offset partially by changes in deferred fuel costs as a result of the operation of the electric fuel rate clause.

               Actual electric fuel and purchased energy costs increased during the quarter ended June 30, 1994 as a result of higher net output of electricity generated to meet the demand of BGE's system and the PJM system and a more costly generation mix.

               Actual electric fuel and purchased energy costs increased during the six months ended June 30, 1994 primarily due to the higher cost of BGE's generation mix. The cost of the generation mix increased due to refueling and maintenance outages at Calvert Cliffs Nuclear Power Plant and higher purchased energy costs during the first quarter.

               Purchased gas expenses were as follows:


                                            Quarter Ended   Six Months Ended
                                               June 30          June 30

                                              1994   1993      1994   1993

                                                     (In millions)

          Actual costs..................     $30.5   $44.5    $153.2   $141.5
          Net (deferral) recovery of
           costs under purchased gas
           adjustment clause (see Note
           1 of the Form 10-K)..........       1.1    (5.4)      5.3      8.0
          Total.........................     $31.6   $39.1    $158.5   $149.5


               Actual purchased gas costs decreased during the quarter ended June 30, 1994 as a result of lower output associated with the reduced demand for BGE gas and, to a lesser extent, lower gas prices. The lower gas prices primarily reflect $6.5 million of take-or-pay refunds and other market conditions.

               Actual purchased gas costs increased during the six months ended June 30, 1994 due to higher gas prices and, to a lesser extent, the higher output associated with the increased demand for BGE gas during the first quarter. The higher gas prices reflect primarily higher reservation charges, greater transition costs related to the implementation of Federal Energy Regulatory
          Commission (FERC) Order No. 636, and market conditions, offset partially by the take-or-pay and other supplier refunds.

               The take-or-pay refunds represent a $16.6 million refund received during the second quarter of 1994 from Columbia Gas Transmission Corporation (Columbia Gas). The refund resulted from a FERC action regarding the reallocation of take-or-pay amounts charged to BGE by Columbia Gas between September 1988 and December 1990. A portion of this refund was returned to customers during June, 1994. The remainder of the refund will be returned to BGE's gas customers over the next three quarters pursuant to an agreement with the PSC.

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

          Other Operating Expenses

               Operations expense increased during the quarter and six months ended June 30, 1994 because the quarter ended June 30, 1993 reflected a reduction in utility operations expense equivalent to the $9.8 million cost of termination benefits associated with the Company's 1992 Voluntary Special Early Retirement Program (VSERP). Excluding this factor, operations expense for the second quarter of 1994 was approximately $1.5 million lower than last year as the labor savings achieved from employee reduction programs exceeded the higher amortization of the deferred VSERP costs (See Note 7 of the Form 10-K), higher uncollectible expenses, and increased pension costs and postretirement benefit expenses resulting from the implementation of Statement of Financial Accounting Standards No. 106 (see Note 6 of the Form 10-K).

               In addition to the factors noted above for the second quarter of 1994, operations expense for the six months ended June 30, 1994 reflects a one-time bonus paid to employees during the first quarter of 1994 in lieu of a general wage increase.

               In June  1994, BGE  reclassified the  amortization of deferred energy conservation expenditures and deferred nuclear expenditures from operations expense to depreciation and amortization expense. In addition, BGE reclassified diversified businesses' expenses from operations expense to diversified businesses - selling, general, and administrative expense. Prior-period amounts have been restated to conform with the current presentation.

               Operations expense is expected to be reduced during the remainder of 1994 due to continued cost savings realized from the 1993 employee reduction programs and the absence of the December
          1993 one-time cost of employee reduction programs. These lower costs are expected to exceed the continued increase in the amortization of deferred VSERP costs and other increases in operations expenses.

               Maintenance expense decreased during the quarter and six months ended June 30, 1994 primarily because of lower costs at the Calvert Cliffs Nuclear Power Plant.

               Depreciation and amortization expense increased during the second quarter of 1994 because of a higher level of energy conservation program costs, higher depreciable plant in service, and amortization of deferred environmental costs for certain Company-owned sites beginning in October 1993. (See Environmental Matters on page 23.) The increase in depreciable plant in service resulted from the addition of electric transmission and distribution plant and certain capital additions at the Calvert Cliffs Nuclear Power Plant during 1994 and 1993.

          Other Income and Expenses

               The allowance for funds used during construction (AFC) increased during the quarter and six months ended June 30, 1994 because of a higher level of construction work in progress which was offset partially by the lower AFC rate established by the PSC in the April 1993 rate order.

               Interest charges increased slightly during both periods of 1994 as the impact of a higher level of outstanding debt was offset substantially by a decline in the level of interest rates and the redemption of higher cost coupon debt of BGE.

               Capitalized interest decreased during the quarter and six months ended June 30, 1994 due to lower capitalized interest on the Constellation Companies' power generation systems projects. The decrease during the six month period was offset partially by BGE beginning to accrue carrying charges on electric deferred fuel costs excluded from rate base. (See Note 5 of the Form 10-K.)

               Income tax expense increased during both periods of 1994 because of higher pre-tax earnings and the effect of the 1993 Tax Act, which increased the federal corporate income tax rate to 35% from 34%.


          Diversified Businesses Earnings

               Earnings per share from diversified businesses were:


                                            Quarter Ended   Six Months Ended
                                               June 30          June 30

                                              1994   1993      1994   1993

          Power generation systems......     $.00    $.03      $.01   $.04
          Financial investments.........      .01     .01       .02    .02
          Real estate development and
           senior living facilities.....      .00    (.01)     (.01)  (.02)
          Total.........................     $.01    $.03      $.02   $.04


               The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings were lower for both periods of 1994 as the second quarter of 1993 included the recognition of $8 million of energy tax credits related to the Puna geothermal plant, offset partially by a $4 million after-tax charge related to fuel supply problems at the Panther Creek waste-coal project.

               The Constellation Companies' investment in wholesale power generating projects includes $161 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. The Company cannot predict the impact these matters may have on the Constellation Companies or the Company, but the impact could be material.

               Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were unchanged in 1994.

               The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities for the quarter and six months ended June 30, 1994 improved slightly due to gains recognized from the sale of two retail centers, an office building and Constellation's interests in two senior living facilities. The increases in diversified businesses' revenues and in selling, general and administrative expenses for both periods reflect the proceeds of these sales and the cost of the facilities sold, respectively.

               The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. During 1991, the Constellation Companies began expensing rather than capitalizing interest on certain undeveloped land where development activities were at minimal levels. These factors have affected earnings negatively during 1994 and 1993 and are expected to continue to do so until current market conditions improve. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings. Until the real estate market shows sustained improvement, earnings from real estate activities are expected to remain depressed.

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


          Environmental Matters

               The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Environmental Matters section on pages 7 and 8 of this Report.


          LIQUIDITY AND CAPITAL RESOURCES


          Liquidity

               For the twelve months ended June 30, 1994, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.27 and 2.55, respectively.

          Capital Requirements

               The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the six months ended June 30, 1994, along with estimated annual amounts for the years 1994 through 1996, are reflected below.

                                      Six Months Ended
                                          June 30         Calendar Year Estimate
                                            1994          1994    1995     1996
                                                 (In millions)

          Utility Business:
           Construction expenditures
           (excluding AFC)
           Electric........................  $173        $345     $241     $223
           Gas.............................    24          52       53       69
           Common..........................    14          53       56       48
           Total construction expenditures.   211         450      350      340
           AFC.............................    16          34       34       20
           Deferred nuclear expenditures...     4          13        -        -
           Deferred energy conservation
           expenditures....................    19          48       45       40
           Nuclear fuel (uranium purchases
           and processing charges).........    35          49       56       59
           Retirement of long-term debt
           and redemption of preference
           stock ..........................   180         203      268       98
           Total utility business..........   465         797      753      557
          Diversified Businesses:
           Retirement of long-term debt....    34          37       88       60
           Investment requirements.........    26          59       65       19
           Total diversified businesses....    60          96      153       79
          Total............................  $525        $893     $906     $636


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

               During the twelve months ended June 30, 1994, the internal generation of cash from utility operations provided 66% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1994 through 1996, the Company expects to provide through utility operations approximately 70% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

               Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. From January 1, 1994 through the date of this Report, BGE's issuances of long-term debt and common stock were $200 million and $34 million, respectively. During the same period, retirements and redemptions of BGE's long-term debt and preference stock totaled $196 million and $3 million, respectively, exclusive of any redemption premiums or discounts. The amount and timing of future issuances and redemptions will depend upon market conditions and BGE's actual capital requirements.

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


          Diversified Businesses Capital Requirements



          Debt and Liquidity

               The   Constellation   Companies   intend   to   meet   capital
          requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 21 to 23 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI may enter into additional credit facilities.

          Investment Requirements

               The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1994 through 1996 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and
          modification.       Actual   investment   requirements   may   vary
          significantly from the estimates on page 24 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

          ITEM 1.  Legal Proceedings

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

               Through the date of this Report, the Constellation Companies' investment in the Puna project was $81.1 million. In addition, the Constellation Companies had loaned $5.5 million (including accrued interest) to the other partner in PGV for use in funding venture costs but such loan has been repaid. PGV has outstanding a $93.4 million construction loan. In connection with the construction loan, Constellation Investments, Inc. (CII) provided a guarantee to the lending institution that requires CII to put up to $15 million of equity into the Puna project in certain events. The lender has the right to call the guarantee but has not done so. Negotiations are ongoing with the project lenders to convert the construction loan to permanent financing.

               The diversified businesses section of the capital requirements chart on page 24 includes $11 million for the year 1994 and $14 million for the year 1995 relating to the Puna project. Of this amount, approximately $11 million is additional costs to deal with the problems with the production wells described below and approximately $14 million is additional equity that the Constellation Companies will be required to contribute to PGV under the CII guarantee.

               The Company cannot predict the impact that the matters involving the Puna project discussed below may have on the Constellation Companies or the Company, but such impact could be material.

               PGV currently has two production wells that provide steam to power the project. During November 1993, one of the production wells changed from a steam dominated resource to a brine dominated resource. The result is that the well produces considerably more fluid to inject back into the ground. As a result certain modifications to the brine handling system have recently been completed. In addition, during April 1994, an obstruction in the well casing was detected in the other production well during routine testing. PGV is in the process of removing the obstruction in the casing. Until certain of the above-mentioned actions are completed, along with the possible drilling of additional wells, if required, the project is not expected to operate at its full capacity.

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

          Asbestos

            During 1993, BGE was served in several actions concerning asbestos. BGE was served with more actions during 1994. The actions are collectively titled In re Baltimore City Personal Injuries Asbestos Cases in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

            The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. Approximately 500 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive). BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.

            The second type are claims by two manufacturers - Owens Corning Fiberglas and Pittsburgh Corning Corp. - against BGE and approximately eight others, as third-party defendants. These relate to approximately 1,500 individual plaintiffs who have settled with the manufacturers. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two manufacturers, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.

            Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.

          Environmental Matters

            The Company's potential environmental liabilities and pending environmental actions are listed in Item 1. Business -
          Environmental Matters of the Form 10-K. During the second quarter of 1994, an additional environmental action was instituted.

            On May 3, 1994 Constellation Energy was named as a defendant in Republic Imperial Acquisition v. Stockmar Energy, Inc., et al. Civil No. 940120R(LSP) (Dist. Ct., So. Dist. California). The plaintiffs are owners of a non-hazardous waste landfill located in Imperial County, California. The plaintiffs allege that defendants delivered hazardous materials consisting of spent geothermal filters containing certain metals used in the operation of four geothermal projects. The claims are made under the Federal Comprehensive Environmental Response, Compensation and Liability Act (Superfund statute) and state and common law against the operators, project owners and others.

            Certain Constellation Energy subsidiaries have ownership interests in three of the projects. These Constellation Companies have indemnification rights from project lessees and operators. There are approximately 45 other potentially responsible parties in addition to the Constellation Companies.

            The Constellation Companies are currently evaluating the claims and site investigation is at a preliminary stage. As a result, total investigation and clean up costs, as well as the Constellation Companies' share of such costs, cannot presently be estimated.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 20, 1994, BGE held its annual meeting of shareholders.
At that meeting, the following matters were voted upon:

1. All of the Directors nominated by BGE were elected as follows:



                                   COMMON SHARES CAST:

                         FOR            AGAINST          ABSTAIN

H. F. Baldwin       121,153,040         757,152        1,401,613

B. B. Byron         120,740,613       1,169,579        1,401,613

J. O. Cole          121,287,153         623,039        1,401,613

D. A. Colussy       121,276,540         633,652        1,401,613

E. A. Crooke        121,009,627         900,565        1,401,613

J. R. Curtiss       121,169,009         741,183        1,401,613

J. W. Geckle        121,289,166         621,026        1,401,613

F. A. Hrabowski,III 121,010,751         899,441        1,401,613

N. Lampton          121,013,321         896,871        1,401,613

G. V. McGowan       120,998,755         911,437        1,401,613

P. G. Miller        121,045,351         864,841        1,401,613

C. H. Poindexter    119,359,874       2,550,318        1,401,613

G. L. Russell, Jr.  121,088,049         822,143        1,401,613

M. D. Sullivan      118,142,899       3,767,292        1,401,613





2. Coopers and Lybrand was reelected as auditor, and with respect to holders of common stock, the number of affirmative votes cast were 121,517,116. The number of negative votes cast were 958,416, and the number of abstentions were 1,244,814.

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

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                            (Registrant)





Date  August 12, 1994                         /s/   C. W. Shivery
                                   C. W. Shivery, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                          EXHIBIT INDEX

      Exhibit
       Number

         12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.