Form 10-Q
period 1994-09-30
BALTIMORE GAS & ELECTRIC CO
filed 1994-11-14
CIK 9466

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended September 30, 1994
Commission file number 1-1910

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


Yes   X        No

Common Stock, without par value - 147,527,114 shares outstanding on October 31, 1994.

                                                                                   BALTIMORE GAS AND ELECTRIC COMPANY


                                                                                          PART I. FINANCIAL INFORMATION



                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                            Quarter Ended Sept. 30, Nine Months Ended Sept. 30,

                                                                               1994        1993         1994          1993

                                                                                     (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ...............................................  $ 649,223   $ 686,998   $ 1,666,548   $ 1,632,168
                  Gas .......................................................  51,450      49,580       324,520       307,291
                  Diversified businesses ....................................  53,205      57,445       181,750       140,253

                  Total revenues ............................................ 753,878     794,023     2,172,818     2,079,712

                Expenses Other Than Interest and Income Taxes
                  Electric fuel and purchased energy ........................ 148,082     143,369       395,595       387,418
                  Gas purchased for resale ..................................  19,868      21,193       178,376       170,652
                  Operations ................................................ 133,161     146,740       420,187       409,677
                  Maintenance ...............................................  35,550      37,204       124,540       137,759
                  Diversified businesses - selling, general, and administrati  37,006      35,379       140,281       102,505
                  Depreciation and amortization .............................  90,767      66,151       228,480       189,418
                  Taxes other than income taxes .............................  56,971      56,113       153,500       151,352

                  Total expenses other than interest and income taxes ....... 521,405     506,149     1,640,959     1,548,781

                Income From Operations ...................................... 232,473     287,874       531,859       530,931

                Other Income
                  Allowance for equity funds used during construction .......   5,565       3,534        16,180        10,690
                  Equity in earnings of Safe Harbor Water Power Corporation .   1,088       1,068         3,266         3,204
                  Net other income and deductions ...........................     213       1,168           366         2,577

                  Total other income ........................................   6,866       5,770        19,812        16,471

                Income Before Interest and Income Taxes ..................... 239,339     293,644       551,671       547,402

                Interest Expense
                  Interest charges ..........................................  54,071      55,232       159,840       160,599
                  Capitalized interest ......................................  (3,161)     (3,935)       (8,972)      (13,033)
                  Allowance for borrowed funds used during construction .....  (3,009)     (1,912)       (8,749)       (5,994)

                  Net interest expense ......................................  47,901      49,385       142,119       141,572

                Income Before Income Taxes .................................. 191,438     244,259       409,552       405,830

                Income Taxes
                  Current ...................................................  51,442      61,604        75,329        82,712
                  Deferred ..................................................  15,440      27,679        64,896        50,723
                  Investment tax credit adjustments .........................  (2,060)     (2,082)       (6,142)       (6,335)

                  Total income taxes ........................................  64,822      87,201       134,083       127,100

                Net Income .................................................. 126,616     157,058       275,469       278,730

                Preferred and Preference Stock Dividends ....................   9,902      10,547        29,954        31,642

                Earnings Applicable to Common Stock ......................  $ 116,714   $ 146,511   $   245,515   $   247,088


                Average Shares of Common Stock Outstanding  ................. 147,487     145,367       146,957       144,770

                Total Earnings Per Share of Common Stock ....................     $0.79     $1.01           $1.67       $1.71

                Dividends Declared Per Share of Common Stock ................     $0.3      $0.37           $1.13       $1.10



                Certain prior-year amounts have been restated to conform with the current year's presentation.

                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)

                CONSOLIDATED BALANCE SHEETS                                        September 30,             December 31,
                                                                                      1994*                     1993

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $    61,228             $        84,236
                    Accounts receivable (net of allowance for uncollectibles)....     424,086                     401,853
                    Fuel stocks ...................................................    67,458                      70,233
                    Materials and supplies ........................................   144,595                     145,130
                    Prepaid taxes other than income taxes .........................    83,990                      54,237
                    Other .........................................................    20,160                      38,971

                    Total current assets ..........................................   801,517                     794,660

                  Investments and Other Assets
                    Real estate projects ..........................................   467,048                     487,397
                    Power generation systems ......................................   304,456                     298,514
                    Financial investments .........................................   229,174                     213,315
                    Nuclear decommissioning trust fund ............................    66,463                      56,207
                    Safe Harbor Water Power Corporation ...........................    34,165                      34,138
                    Senior living facilities ......................................    10,722                       2,005
                    Other  ........................................................    69,256                      65,355

                    Total investments and other assets ............................ 1,181,284                   1,156,931

                  Utility Plant
                    Plant in service
                      Electric .................................................... 5,835,841                   5,713,259
                      Gas .........................................................   592,463                     557,942
                      Common ......................................................   500,196                     487,740

                      Total plant in service ...................................... 6,928,500                   6,758,941
                    Accumulated depreciation ......................................(2,260,552)                 (2,161,984)

                    Net plant in service .......................................... 4,667,948                   4,596,957
                    Construction work in progress .................................   511,298                     436,440
                    Nuclear fuel (net of amortization) ............................   144,737                     139,424
                    Plant held for future use .....................................    24,238                      24,066

                    Net utility plant ............................................. 5,348,221                   5,196,887

                  Deferred Charges
                    Regulatory Assets
                     Income taxes recoverable through future rates ................   263,152                     259,856
                     Deferred fuel costs (net of reserve for possible disallowance)   125,516                     130,052
                     Deferred termination benefit costs (net of amortization)......    83,550                      96,793
                     Deferred nuclear expenditures (net of amortization) ..........    89,295                      86,726
                     Deferred postemployment benefit costs ........................    70,772                      62,892
                     Deferred cost of decommissioning federal uranium
                      enrichment facilities (net of amortization) .................    53,736                      49,562
                     Deferred energy conservation expenditures  (net of amortizatio    38,935                      38,655
                     Deferred environmental costs (net of amortization) ...........    35,656                      32,966
                     Other ........................................................     3,904                      10,623

                     Total regulatory assets ......................................   764,516                     768,125
                    Other .........................................................    87,782                      70,436

                    Total deferred charges ........................................   852,298                     838,561

                  TOTAL ASSETS .................................................. $ 8,183,320             $     7,987,039

                * Unaudited

                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)

                CONSOLIDATED BALANCE SHEETS                                        September 30,             December 31,
                                                                                      1994*                     1993

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Short-term borrowings ....................................... $    69,400             $             0
                    Current portions of long-term debt and preference stock .......    41,618                      44,516
                    Accounts payable ..............................................   176,616                     195,534
                    Customer deposits .............................................    25,205                      22,345
                    Accrued taxes .................................................    46,270                      20,623
                    Accrued interest ..............................................    59,617                      58,541
                    Dividends declared ............................................    66,040                      63,966
                    Accrued vacation costs ........................................    34,383                      35,546
                    Other .........................................................    23,236                      38,716

                    Total current liabilities .....................................   542,385                     479,787

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,134,673                   1,067,611
                    Deferred investment tax credits ...............................   151,399                     157,426
                    Pension and postemployment benefits ...........................   146,776                     183,043
                    Decommissioning of federal uranium enrichment facilities ......    49,786                      46,858
                    Other .........................................................    67,926                      56,974

                    Total deferred credits and other liabilities .................. 1,550,560                   1,511,912

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,744,385                   1,802,148
                    Other long-term debt of BGE ...................................   544,550                     482,550
                    Long-term debt of Constellation Companies .....................   577,891                     597,716
                    Unamortized discount and premium ..............................   (18,119)                    (17,754)
                    Current portion of long-term debt .............................   (40,118)                    (41,516)

                    Total long-term debt .......................................... 2,808,589                   2,823,144

                  Preferred Stock .................................................    59,185                      59,185

                  Redeemable Preference Stock .....................................   342,500                     345,500
                    Current portion of redeemable preference stock ................    (1,500)                     (3,000)

                    Total redeemable preference stock .............................   341,000                     342,500

                  Preference Stock Not Subject to Mandatory Redemption ............   150,000                     150,000

                  Common Shareholders' Equity
                    Common stock .................................................. 1,425,254                   1,391,464
                    Retained earnings ............................................. 1,330,536                   1,251,140
                    Pension liability adjustment ................................     (22,093)                    (22,093)
                    Net unrealized loss on available-for-sale securities ........      (2,096)                          0

                    Total common shareholders' equity ............................. 2,731,601                   2,620,511

                    Total capitalization .......................................... 6,090,375                   5,995,340


                  TOTAL LIABILITIES AND CAPITALIZATION .......................... $ 8,183,320             $     7,987,039

                * Unaudited

                See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                      1994              1993

                                                                                                (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $   275,469      $       278,730
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................             266,945              231,097
          Deferred income taxes ......................................              64,896               50,723
          Investment tax credit adjustments ..........................              (6,142)              (6,335)
          Deferred fuel costs ........................................               4,536               52,361
          Accrued pension and postemployment benefits ................             (44,210)               9,910
          Allowance for equity funds used during construction.........             (16,180)             (10,690)
          Equity in earnings of affiliates and joint ventures                      (12,551)              (2,375)
          Changes in current assets .........................                      (42,073)            (122,238)
          Changes in current liabilities, other than short-te.........              (6,296)              37,994
          Other ......................................................              24,105              (12,649)

        Net cash provided by operating activities ....................             508,499              506,528

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................              69,400              (11,900)
          Long-term debt .............................................             207,018            1,030,995
          Preference stock ...........................................                  (4)              89,213
          Common stock ...............................................              33,762               44,490
        Reacquisition of long-term debt ..............................            (238,571)            (962,238)
        Redemption of preference stock ...............................              (2,906)            (102,410)
        Common stock dividends paid ..................................            (164,092)            (157,275)
        Preferred and preference stock dividends paid ................             (29,970)             (32,217)
        Other ........................................................                (214)                (623)

        Net cash used in financing activities ........................            (125,577)            (101,965)

      Cash Flows From Investing Activities
        Utility construction expenditures ............................            (344,993)            (309,948)
        Allowance for equity funds used during construction ..........              16,180               10,690
        Nuclear fuel expenditures ....................................             (38,337)             (33,501)
        Deferred nuclear expenditures ................................              (5,674)              (7,972)
        Deferred energy conservation expenditures ....................             (29,712)             (21,170)
        Contributions to nuclear decommissioning trust fund ..........              (7,335)              (6,675)
        Purchases of marketable equity securities ....................             (43,505)             (24,756)
        Sales of marketable equity securities ........................              25,418               24,715
        Other financial investments ..................................               2,751               30,830
        Real estate projects .........................................              21,048              (21,433)
        Power generation systems .....................................              (2,330)             (22,692)
        Other ........................................................                 559                 (938)

        Net cash used in investing activities ........................            (405,930)            (382,850)
                                                             .........
      Net Increase (Decrease) in Cash and Cash Equivalents ...........             (23,008)              21,713
      Cash and Cash Equivalents at Beginning of Period ......                       84,236               27,122
                                                             .........
      Cash and Cash Equivalents at End of Period ............                  $    61,228      $        48,835

      Other Cash Flow Information
        Cash paid during the period for:                     .........
          Interest (net of amounts capitalized) ......................         $   137,982      $       139,912
          Income taxes ...............................................         $    58,408      $        57,910



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

               Effective July 1, 1994, BGE formed a wholly owned subsidiary, BGE Home Products & Services, Inc. (HPS), consisting of BGE's existing merchandise and gas and appliance service operations. HPS' revenues and expenses are included in diversified businesses revenues and diversified businesses selling, general and administrative expenses, respectively. Prior-period amounts have been restated to conform with the current year's presentation.

          Statement of Financial Accounting Standards No. 115

               The Company adopted Statement of Financial Accounting Standards No. 115 (Statement No. 115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As of September 30, 1994, marketable equity securities totaling $48.5 million, which are included in financial investments in the consolidated balance sheets, and the nuclear decommissioning trust fund have been classified as available-for-sale in accordance with the requirements of Statement No. 115. Changes in the fair value of these securities are included in common shareholders' equity.

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

          Environmental Matters

               The Clean Air Act of 1990 (the Act) contains provisions designed to reduce sulfur dioxide and nitrogen oxide (NOx) emissions from electric generating stations in two separate phases. Under Phase I of the Act, which must be implemented by 1995, BGE expects to incur expenditures of approximately $55 million, most of which are attributable to its portion of the cost of installing a flue gas desulfurization system at the Conemaugh generating station, in which BGE owns a 10.56% interest. BGE is currently examining what actions will be required in order to comply with Phase II of the Act, which must be implemented by 2000. However, BGE anticipates that compliance will be attained by some combination of fuel switching, flue gas desulfurization, unit retirements, or allowance trading.

             At this time, plans for complying with NOx control requirements under the Act are less certain because all implementation regulations have not yet been finalized by the government. It is expected that by the year 1999 these regulations  will  require  additional  NOx  controls  for  ozone attainment at BGE's generating plants and at other BGE facilities. The controls will result in additional expenditures that are difficult to predict prior to the issuance of such regulations. Based on existing and proposed ozone nonattainment regulations, BGE currently estimates that the NOx controls at BGE's generating plants will cost approximately $70 million. BGE is currently unable to predict the cost of compliance with the additional requirements at other BGE facilities.

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

             Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove coal tar. However, no formal legal proceedings have been instituted. As of September 30, 1994, BGE has an accrual of approximately $27 million for estimated future environmental costs at these sites. Based on previous actions of the Public Service Commission of Maryland (PSC), BGE has deferred these estimated future costs, as well as actual costs which have been incurred to date, as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

          Nuclear Insurance

               An accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant could have a substantial adverse effect on BGE. The primary contingencies resulting from an incident at the Calvert Cliffs plant would involve the physical damage to the plant, the recoverability of replacement power costs, and BGE's liability to third parties for property damage and bodily injury. BGE maintains various insurance policies for these contingencies. In the past, BGE had purchased all available insurance for these contingencies.
          However, BGE decided not to purchase additional property insurance that recently became available because the added premium expense appeared high relative to the risk being covered. The costs that could result from a major accident or an extended outage at either of the Calvert Cliffs units could exceed the coverage limits.

               In addition, in the event of an incident at any commercial nuclear power plant in the country, BGE could be assessed for a portion of any third party claims associated with the incident. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $9.0 billion. If third party claims relating to such an incident exceed $200 million (the amount of primary insurance), BGE's share of the total liability for third party claims could be up to $159 million per incident, that would be payable at a rate of $20 million per year.

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

          RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE CORRESPONDING PERIODS OF 1993


          Earnings per Share of Common Stock

               Consolidated earnings per share for the quarter and nine months ended September 30, 1994 were $.79 and $1.67, respectively, which represent decreases of $.22 and $.04 compared to the earnings for the corresponding periods of 1993. These decreases in earnings per share reflect a lower level of earnings applicable to common stock and a slight increase in the number of common shares outstanding. The earnings per share are summarized as follows:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30

                                              1994   1993      1994   1993

          Utility operations.............    $.75   $.99     $1.61   $1.65
          Diversified businesses.........     .04    .02       .06     .06

          Total..........................    $.79  $1.01     $1.67   $1.71


          Earnings Applicable to Common Stock

               Earnings applicable to common stock decreased $29.8 million during the quarter and $1.6 million during the nine months ended September 30, 1994. These decreases are the result of lower earnings from utility operations.

               Earnings from utility operations decreased during the third quarter of 1994 primarily as a result of lower sales of electricity due to cooler late summer weather and the write-off of a portion of the construction work in progress at BGE's
          Perryman site. These factors were offset partially by labor savings achieved through the Company's employee reduction programs and a moderate increase in the number of electric customers. The effect of weather on utility sales is discussed on pages 13 and 14. The Perryman write-off is discussed on pages 20 and 21.

               Earnings from utility operations decreased during the nine months ended September 30, 1994 due to the factors noted above for the third quarter of 1994, offset partially by increased electric system sales as a result of significantly hotter weather during the spring and early summer and increased electric system and gas sales caused by colder winter weather in 1994.

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

               Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS), were higher during the quarter and unchanged for the nine months ended September 30, 1994. Diversified businesses' earnings are discussed on pages 21 through 23.


          Effect of Weather on Utility Sales


               Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart on the following page presents information regarding heating and cooling degree days for the quarter and nine months ended September 30, 1994 and 1993.


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30

                                              1994   1993      1994   1993

          Heating degree days............         79            883,275
          3,192
          Percent change compared to
           prior period..................          (10.2)%         2.6%

          Cooling degree days............        615           640 935
          853
          Percent change compared to
           prior period..................           (3.9)%            9.6%


          BGE Utility Revenues and Sales

               Electric  revenues   changed  during  1994  because  of  the
          following factors:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30
                                            1994 vs. 1993    1994 vs. 1993

                                                     (In millions)

          System sales volumes..........       $(31.3)           $22.6
          Base rates....................         (9.3)             6.1
          Fuel rates....................         (7.6)           (17.0)
          Revenues from system sales....        (48.2)            11.7
          Interchange sales.............         10.2             23.8
          Other revenues................          0.6             (0.8)
          Total.........................       $(37.4)           $34.7

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

                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30
                                            1994 vs. 1993    1994 vs. 1993

          Residential...................         (6.5)%            2.9%
          Commercial....................         (3.4)            (0.2)
          Industrial....................         15.1             17.1
          Total.........................         (2.3)             3.4

               Cooler weather in the third quarter of 1994 as compared to the third quarter of 1993 produced the overall decrease in sales to electric customers. This decrease was offset partially by moderate customer growth. Sales to industrial customers reflect an increase in the sale of electricity to Bethlehem Steel, which purchased more electricity from BGE due to increased steel production and the fact that Bethlehem Steel is now purchasing its full electricity requirements from BGE. Bethlehem Steel is still producing power with its own generating facility, but is now selling the output from this facility to BGE rather than using the power to reduce its requirements.

               Electric system sales for the nine months ended September 30, 1994 reflect the positive impact of hotter spring and early summer weather and severe winter weather conditions during 1994, partially offset by the factors noted above for the third quarter. Sales to commercial customers also reflect a decline in usage-per-customer.

               Base rates are affected by two principal items: the PSC's April 1993 rate order and recovery of eligible electric conservation program costs through the energy conservation surcharge. The April 1993 rate order provided for an annualized electric base rate increase of $84.9 million including a return on BGE's higher level of electric rate base. The order also reduced the authorized rate of return to 9.40% from the previous rate of 9.94%.

               Base rates decreased during the quarter ended September 30, 1994 due to the continuing deferral of the portion of conservation surcharge billings subject to refund, as described below. Base rates increased during the nine months ended September 30, 1994 due to the remaining favorable impact of the April 1993 rate order on results for the first four months of the year.

               Base rate revenues are expected to decrease during the remainder of 1994 compared to 1993 as a result of the continued deferral of a portion of conservation surcharge revenues. If the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals. BGE earned in excess of its authorized rate of return on electric operations for the period September 30, 1993 through June 30, 1994. As a result, BGE deferred the portion of electric energy conservation revenues subject to refund beginning in December 1993. The deferral of these billings has averaged approximately $1.7 million each month and is expected to cease after November 1994. The amounts deferred during a surcharge year will begin to be refunded to customers with interest in the ensuing July when the annual resetting of the conservation surcharge rates occurs.

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

               Fuel rate revenues decreased during the third quarter of 1994 as a result of decreased electric system sales volumes and a lower fuel rate. Fuel rate revenues decreased during the nine months ended September 30, 1994 due to a lower fuel rate, offset partially by increased electric system sales volumes. The fuel rate was lower because of a less costly twenty-four month generation mix due to greater generation at the Calvert Cliffs Nuclear Power Plant compared to 1993. BGE expects electric fuel rate revenues will decrease during the remainder of 1994 because of a less-costly twenty-four month generation mix.

               Interchange sales are sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE. Interchange sales occur after BGE has satisfied the demand for its own system sales of electricity if BGE's available generation is the least costly available to PJM utilities. Interchange sales increased during the quarter and nine months ended September 30, 1994 because BGE had a less costly generation mix than other PJM utilities. The less costly mix relative to other PJM companies during 1994 reflects greater generation from the Brandon Shores Power Plant and continued operation of the Calvert Cliffs Nuclear Power Plant.

          Gas revenues increased during 1994 because of the following factors:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30
                                            1994 vs. 1993    1994 vs. 1993

                                                     (In millions)

          Sales volumes.................         $2.8             $7.9
          Base rates....................          0.4              1.5
          Gas cost adjustment revenues..         (0.9)             9.2
          Other revenues................         (0.4)            (1.4)
          Total.........................         $1.9            $17.2

               As of December 31, 1993, BGE changed its classification of commercial and industrial customers to present this information on a basis which is more consistent with predominant industry practices. Prior-period amounts have been reclassified to conform to the current period's presentation. Below is a comparison of the changes in gas sales volumes:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30
                                            1994 vs. 1993    1994 vs. 1993

          Residential...................          7.4%             6.5%
          Commercial....................          7.8             (2.0)
          Industrial....................         18.8              2.5
          Total.........................         13.8              2.6


               Gas sales for the quarter ended September 30, 1994 increased for all classes of customers as compared with the same period in 1993. Sales to residential and commercial customers increased due to greater usage-per-customer and an increase in the number of customers. Sales to industrial customers increased due to greater usage of delivery service gas by Bethlehem Steel. Total gas sales for the nine months ended September 30, 1994 were higher compared to 1993 because of higher sales to residential and industrial customers were offset partially by lower sales to commercial customers. The increase in sales to residential customers reflects the colder winter weather during the first quarter of 1994 as compared to 1993, and to a lesser extent customer growth. Sales to industrial customers reflects primarily the greater usage of natural gas by Bethlehem Steel in its production process. Sales to commercial and industrial customers were negatively impacted because delivery service customers either voluntarily switched their fuel source from natural gas to alternate fuels, or were involuntarily interrupted by BGE as a result of the extreme winter weather conditions. Interruptible customers maintain alternate fuel sources and pay reduced rates in exchange for BGE's right to interrupt service during periods of peak demand.

               Base rates increased slightly in 1994 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. The continued recovery of gas conservation program costs under the energy conservation surcharge will continue to increase base rate revenues during the remainder of 1994.

               Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings.

               Gas cost adjustment revenues decreased slightly during the third quarter of 1994 because of lower prices for purchased gas, offset partially by higher sales volumes subject to gas cost adjustment clauses. During the nine months ended September 30, 1994, gas cost adjustment revenues increased over last year due to the combination of higher sales volumes subject to gas cost adjustment clauses and increased prices of purchased gas during the first quarter. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.


          BGE Utility Fuel and Energy Expenses


               Electric fuel and purchased energy expenses were as follows:

                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30

                                              1994   1993      1994   1993

                                                     (In millions)

          Actual costs..................    $141.5  $131.9    $414.7   $359.7
          Net (deferral) recovery of
           costs under electric fuel
           rate clause (see Note 1 of
           the Form 10-K)...............       6.6    11.5     (19.1)    27.7
          Total.........................    $148.1  $143.4    $395.6   $387.4

               Electric fuel and purchased energy expenses increased during the quarter and nine months ended September 30, 1994 due to increases in actual fuel costs, offset partially by the impact on expenses of changes in deferred fuel costs as a result of the operation of the electric fuel rate clause.

               Actual electric fuel and purchased energy costs increased for the quarter and nine months ended September 30, 1994 as a result of a more costly actual generation mix and, during the nine months ended September 30, 1994, due to an increase in the net output of electricity generated to meet the demand of BGE's system and the PJM system. The cost of the actual generation mix increased due to refueling and maintenance outages at the Calvert Cliffs Nuclear Power Plant and, during the first quarter of 1994, higher purchased energy costs.

               Purchased gas expenses were as follows:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30

                                              1994   1993      1994   1993

                                                     (In millions)

          Actual costs..................     $21.4   $25.4    $174.6   $166.9
          Net (deferral) recovery of costs
           under purchased gas adjustment
           clause (see Note 1 of the
           Form 10-K)...................      (1.5)   (4.2)      3.8      3.8
          Total.........................     $19.9   $21.2    $178.4   $170.7


               Actual purchased gas costs decreased during the quarter ended September 30, 1994 as the result of lower gas prices, offset partially by higher output associated with increased demand for BGE gas. The lower gas prices primarily reflect favorable market conditions and additional take-or-pay refunds (discussed below).

               Actual purchased gas costs increased during the nine months ended September 30, 1994. This increase was due to higher gas prices and to a lesser extent the higher output associated with the increased demand for BGE gas during the first quarter. The higher gas prices reflect primarily higher reservation charges, greater transition costs related to the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636, and market conditions, offset partially by take-or-pay and other supplier refunds.

               The take-or-pay refunds primarily represent a $16.6 million refund received during the second quarter of 1994 from Columbia Gas Transmission Corporation (Columbia Gas). The refund resulted from a FERC action regarding the reallocation of take-or-pay amounts charged to BGE by Columbia Gas between September 1988 and December 1990. This refund is being returned to BGE's gas customer's over a twelve-month period beginning in June 1994 pursuant to an agreement with the PSC.

               Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties. Future purchased gas costs are expected to continue to increase due to additional transition costs incurred by BGE's gas pipeline suppliers. These transition costs, if approved by FERC, will be passed on to BGE's customers through the purchased gas adjustment clause.




          Other Operating Expenses

               Operations expense decreased during the quarter ended September 30, 1994 due primarily to decreased labor costs as a result of the Company's employee reduction programs. The decrease was offset partially by the higher amortization of the deferred Voluntary Special Early Retirement Program (VSERP) costs (see
          Note 7 of the Form 10-K).

               Operations expense increased for the nine months ended September 30, 1994 because the nine months ended September 30, 1993 reflected a credit to utility operations expense equivalent to the $9.8 million cost of termination benefits associated with the Company's 1992 VSERP program. In addition, operations expense for 1994 reflects a $10.0 million one-time bonus paid to employees in lieu of a general wage increase.

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

               Maintenance expense decreased during the quarter and nine months ended September 30, 1994 due primarily to lower costs at the Calvert Cliffs Nuclear Power Plant.

               Depreciation and amortization expense increased during the quarter and nine months ended September 30, 1994 because of the write-off of certain Perryman costs discussed below, higher levels of energy conservation program costs, higher depreciable plant in service, and amortization of deferred environmental costs for certain Company-owned sites beginning in October 1993 (see Environmental Matters on page 24). The increase in depreciable plant in service resulted from the addition of electric transmission and distribution plant and certain capital additions at the Calvert Cliffs Nuclear Power Plant during 1994 and 1993.

               Initially, BGE had planned to build two combined cycle generating units at its Perryman site. However, due to significant changes in the environment in which utilities operate, BGE now has no plans to construct the second combined cycle generating unit. Accordingly, during the third quarter of 1994, BGE wrote off $15.7 million of the costs associated with that second combined cycle unit. This write-off reduced after-tax earnings for the quarter and the nine months ended September 30, 1994 by $11 million, or 7 cents per share.

          Other Income and Expenses

               The allowance for funds used during construction (AFC) increased during the quarter and nine months ended September 30, 1994 because of a higher level of construction work in progress which was offset partially by the lower AFC rate established by the PSC in the April 1993 rate order.

               Capitalized interest decreased during the quarter and nine months ended September 30, 1994 due to lower capitalized interest on the Constellation Companies' power generation systems projects. The decrease during the nine month period was offset partially by BGE beginning to accrue carrying charges on electric deferred fuel costs excluded from rate base. (See Note 5 of the Form 10-K.)

               Income tax expense decreased during the quarter ended September 30,1994 because of lower taxable income and increased for the nine months ended September 30, 1994 because of higher taxable income.

          Diversified Businesses Earnings

               Earnings per share from diversified businesses were:


                                            Quarter Ended  Nine Months Ended
                                             September 30     September 30

                                              1994   1993      1994   1993

          Power generation systems......     $.05    $.03      $.06   $.07
          Financial investments.........      .00     .05       .02    .08
          Real estate development and
           senior living facilities.....     (.01)   (.02)     (.02)  (.05)

          Effect of 1993 Tax Act........      .00    (.04)      .00   (.04)
          Total.........................     $.04    $.02      $.06   $.06

               The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings were higher for the quarter ended September 30, 1994 than the same period of 1993 due to higher earnings on various energy projects, and the effect of $2 million in after-tax charges related to fuel supply problems at the Panther Creek waste-coal project during 1993. Power generation systems earnings were lower for the nine months ended September 30, 1994 as 1993 results included the recognition of $8 million of energy tax credits related to the Puna geothermal plant, offset partially by total after-tax charges of $6 million related to fuel supply problems at the Panther Creek waste-coal project.

               The Constellation  Companies' investment  in wholesale power generating projects includes $170 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $25.1 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.

               Earnings from  the  Constellation  Companies'  portfolio  of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were lower for the quarter and nine months ended September 30, 1994 as the third quarter of 1993 reflected a gain from the sale of a portion of an investment in a financial guaranty insurance company.

               The  Constellation   Companies'  real   estate   development
          business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities for the nine months ended September 30, 1994 increased due to gains recognized from the sale of two retail centers, an office building and Constellation's interests in two senior living facilities. The increases in diversified businesses' revenues and in selling, general and administrative expenses for the nine months ended September 30, 1994 reflect the proceeds of these sales and the cost of the facilities sold, respectively.

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

               Earnings from the Constellation Companies increased during the quarter and nine months ended September 30, 1994 because the same periods of 1993 reflect a $6.0 million charge to income tax expense for the impact of the 1993 Tax Act.


          Environmental Matters

               The Company  is subject  to increasingly  stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at  ongoing  and  former  operating  sites,  including
          Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Environmental Matters section on pages 7, 8, and 30 of this Report.


          LIQUIDITY AND CAPITAL RESOURCES


          Liquidity

               For the twelve months ended September 30, 1994, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.04 and 2.39, respectively.


          Capital Requirements

               The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the nine months ended September 30, 1994, along with estimated annual amounts for the years 1994 through 1996, are reflected on the following page.

                                     Nine Months Ended
                                        September 30      Calendar Year Estimate
                                            1994          1994    1995     1996
                                                 (In millions)

          Utility Business:
           Construction expenditures
           (excluding AFC)
           Electric........................  $251        $350     $231     $219
           Gas.............................    44          55       63       71
           Common..........................    25          45       56       50
           Total construction expenditures.   320         450      350      340
           AFC.............................    25          34       34       20
           Deferred nuclear expenditures...     6          13        -        -
           Deferred energy conservation
            expenditures...................    30          48       45       40
           Nuclear fuel (uranium purchases
            and processing charges)........    38          49       56       59
           Retirement of long-term debt
            and redemption of preference
            stock .........................   201         203      268       98
           Total utility business..........   620         797      753      557
          Diversified Businesses:
           Retirement of long-term debt....    35          37       69       57
           Investment requirements.........    31          60       65       19
           Total diversified businesses....    66          97      134       76
          Total............................  $686        $894     $887     $633


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

               During the twelve months ended September 30, 1994, the internal generation of cash from utility operations provided 62% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1994 through 1996, the Company expects to provide through utility operations approximately 70% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

               Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. From January 1, 1994 through the date of this Report, BGE's issuances of long-term debt and common stock were $200 million and $34 million, respectively. During the same period, retirements and redemptions of BGE's long-term debt and preference stock totaled $196 million and $4.5 million, respectively, exclusive of any redemption premiums. The amount and timing of future issuances and redemptions will depend upon market conditions and BGE's actual capital requirements.

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


          Diversified Businesses Capital Requirements

          Debt and Liquidity

               The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 21 to 24 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI may enter into additional credit facilities.

          Investment Requirements



               The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1994 through 1996 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the estimates on page 25 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

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

               Through the date of this Report, the Constellation Companies' investment in the Puna project was $81.5 million. PGV has outstanding a $93.4 million construction loan. In connection with the construction loan, Constellation Investments, Inc. (CII) provided a guarantee to the lending institution that requires CII to put up to $15 million of equity into the Puna project in certain events. The lender has the right to call the guarantee but has not done so. Negotiations are ongoing with the project lenders to convert the construction loan to permanent financing.

               The diversified businesses section of the capital requirements chart on page 25 includes $4.2 million for the year 1994 and $14 million for the year 1995 relating to the Puna project. The majority of this amount is additional equity that the Constellation Companies will be required to contribute to PGV under the CII guarantee.

               The Company cannot predict the impact that the matters involving the Puna project discussed below may have on the Constellation Companies or the Company, but such impact could be material.

               Previously reported issues involving production and resource wells have been addressed.

               On April 13, 1993, Hawaii Electric filed suit, Hawaii Electric Light Company, Inc. v. Puna Geothermal Venture Company, Inc., Civil No. 93-234 (3rd Circuit Vt., Hawaii), seeking to require PGV to pay contractual penalties of $7.5 million (for delays in the scheduled delivery of power to Hawaii Electric) and seeking to require PGV to pay consequential damages. PGV asserts that the delay was caused by a "force majeure" event. Negotiation of a tentative settlement, which requires no additional capital contributions from the Constellation Companies, is near completion.

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

               Litigation, captioned Pele Defense Fund, et al. v. Puna Geothermal Venture, et al. No. 16098 (originally Civil No. 90-106
          (Hilo)) was described in previous reports filed under the Securities Exchange Act of 1934 by the registrant. The litigation involved the administrative procedures used in the issuance of PGV's authority-to-construct permits. On September 23, 1994, the Hawaii Supreme Court issued a decision in an appeal concerning jurisdiction over the matter, and remanded the case to the Third Circuit Court. Prior to issuance of the decision, the authority-to-construct permits were superseded by operating permits. It is not clear whether the plaintiffs intend to continue to prosecute their case at the circuit court level, and, if so, what the affect, if any, might be upon the PGV operating permits.

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

          Environmental Matters

            The Company's potential environmental liabilities and pending environmental actions are listed in Item 1. Business - Environmental Matters of the Form 10-K and in Part II. Other Information - Environmental Matters of the Second Quarter 1994 Form 10-Q. During the third quarter of 1994, an additional environmental action was instituted.

            On August 30, 1994, BGE was served in litigation instituted by EPA in the United States District Court for the Middle District of Pennsylvania involving contamination of the Keystone Sanitation Company landfill Superfund site located in Adams County, Pennsylvania. BGE was named as a third party defendant based upon allegations that BGE had drums of asbestos shipped to the site. There are eleven original defendants and approximately 150 other third party defendants. Neither the costs of future site remediation, nor the extent of BGE's potential liability can be estimated at this time.

ITEM 6. Exhibits and Reports on Form 8-K

     A)   Exhibit No. 12      Computation of Ratio of Earnings to
                              Fixed Charges and Computation of
                              Ratio of Earnings to Combined Fixed
                              Charges and Preferred and
                              Preference Dividend Requirements.

     B)   Exhibit No. 27      Financial Data Schedule.

     C)   Form 8-K            None





                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                            (Registrant)





Date  November 11, 1994                       /s/   C. W. Shivery
                                   C. W. Shivery, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                          EXHIBIT INDEX

      Exhibit
       Number

         12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

         27              Financial Data Schedule.