Form 10-K
BALTIMORE GAS & ELECTRIC CO
filed 1995-03-30
CIK 9466

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

         For the fiscal year ended                            1-1910
             December 31, 1994                        Commission file number


                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                   52-0280210
         (State of incorporation)              (I.R.S. Employer Identification No.)
GAS AND ELECTRIC BUILDING, CHARLES CENTER,
            BALTIMORE, MARYLAND                                21201
 (Address of principal executive offices)                   (Zip Code)

                                  410-783-5920
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                        NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                      ON WHICH REGISTERED
Common Stock -- Without Par Value                        New York Stock Exchange, Inc.
Common Stock -- Without Par Value                        Chicago Stock Exchange, Inc.
Common Stock -- Without Par Value                        Pacific Stock Exchange, Inc.

Preferred Stock, Series B 4 1/2%, Cumulative,
  $100 Par Value                                         New York Stock Exchange, Inc.

Preferred Stock, Cumulative, $100 Par Value:             Philadelphia Stock Exchange, Inc.
  Series C 4%
  Series D 5.40%

Preference Stock, Cumulative, $100 Par Value:            Philadelphia Stock Exchange, Inc.
  7.78%, 1973 Series
  7.50%, 1986 Series
  6.75%, 1987 Series

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes  (x)
No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Aggregate market value of Common Stock, without par value, held by non-affiliates as of February 28, 1995 was approximately
$3,602,357,255 based upon New York Stock Exchange composite transaction closing price.

         COMMON STOCK, WITHOUT PAR VALUE -- 147,527,114 SHARES
                   OUTSTANDING ON FEBRUARY 28, 1995.
                  DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K              DOCUMENT INCORPORATED BY REFERENCE
   III              Definitive Proxy Statement for the Annual Meeting of Shareholders of Baltimore Gas and
                    Electric Company to be held on April 18, 1995 (Proxy Statement).

                               TABLE OF CONTENTS

                                                                                                                PAGE
PART I
  Item 1  --     Business
                 General.....................................................................................     1
                 Capital Requirements........................................................................     2
                 Regulatory Matters and Competition..........................................................     3
                 Rate Matters................................................................................     4
                 Nuclear Operations..........................................................................     4
                 Electric Load Management, Energy, and Capacity Purchases....................................     6
                 Fuel for Electric Generation................................................................     7
                 Gas Operations..............................................................................     8
                 Environmental Matters.......................................................................     9
                 Electric Operating Statistics...............................................................    12
                 Gas Operating Statistics....................................................................    13
                 Franchises..................................................................................    14
                 Diversified Businesses......................................................................    14
                 Employees...................................................................................    16
  Item 2  --     Properties..................................................................................    17
  Item 3  --     Legal Proceedings...........................................................................    17
  Item 4  --     Submission of Matters to a Vote of Security Holders.........................................    18
  Item 10 --     Executive Officers of the Registrant (Instruction 3 to Item 401(b) of Regulation S-K).......    19
PART II
  Item 5  --     Market for Registrant's Common Equity and Related Stockholder Matters.......................    20
  Item 6  --     Selected Financial Data.....................................................................    21
  Item 7  --     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................................    22
  Item 8  --     Financial Statements and Supplementary Data.................................................    30
  Item 9  --     Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..................................................................................    54
PART III
  Item 10 --     Directors and Executive Officers of the Registrant..........................................    54
  Item 11 --     Executive Compensation......................................................................    54
  Item 12 --     Security Ownership of Certain Beneficial Owners and Management..............................    54
  Item 13 --     Certain Relationships and Related Transactions..............................................    54
PART IV
  Item 14 --     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    54
  Signatures.................................................................................................    59

                                     PART I
ITEM 1.  BUSINESS

     Baltimore Gas and Electric Company and Subsidiaries are herein collectively referred to as the Company. The Company is engaged in utility operations and related businesses through Baltimore Gas and Electric Company (BGE). The Company is engaged in diversified businesses primarily through two wholly owned subsidiaries of BGE, Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS) and its subsidiary Maryland Environmental Systems, Inc. (MES).

     BGE was incorporated under the laws of the State of Maryland on June 20, 1906, and is primarily engaged in the business of producing, purchasing, and selling electricity, and purchasing, transporting, and selling natural gas within the State of Maryland. BGE is qualified to do business in the District of Columbia where its federal affairs office is located. BGE is qualified to do business in the Commonwealth of Pennsylvania where it is participating in the ownership and operation of two electric generating plants as described under ITEM 2. PROPERTIES -- ELECTRIC. BGE also owns two-thirds of the outstanding capital stock, including one-half of the voting securities, of Safe Harbor Water Power Corporation (Safe Harbor), a hydroelectric producer on the Susquehanna River at Safe Harbor, Pennsylvania. (SEE ITEM 2. PROPERTIES -- ELECTRIC.) BNG, Inc. is a wholly owned subsidiary of BGE which engages in natural gas brokering. For financial information by segment of operation see NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS.

     BGE furnishes electric and gas retail services in the City of Baltimore and in all or part of nine counties in Central Maryland. The electric service territory includes an area of approximately 2,300 square miles with an estimated population of 2,625,000. The gas service territory includes an area of approximately 627 square miles with an estimated population of 1,980,000. There are no municipal or cooperative bulk power markets within BGE's service territory.

     As discussed throughout this report, the two units at BGE's Calvert Cliffs Nuclear Power Plant are its principal generating facilities and have the lowest fuel cost in BGE's system. An extended shutdown of either of these Units could have a substantial adverse effect on the Company's business and financial condition. (SEE NUCLEAR OPERATIONS AND
NOTE 13 TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding prior outages at the Plant.) Also, the utility industry is facing potentially substantial regulatory change designed to foster competition in the provision of gas and electric services. It is not possible to predict the ultimate effect competition will have on BGE's earnings in future years. These matters are discussed under REGULATORY MATTERS AND COMPETITION on page 3.

     Diversified businesses conducted by the Constellation Companies, HPS and MES are discussed under DIVERSIFIED BUSINESSES on page 14 and
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A).

     The percentages of Operating Revenues and Operating Income attributable to electric, gas, and diversified operations are set forth below:

                                          OPERATING REVENUES                  OPERATING INCOME*
                                    ELECTRIC    GAS    DIVERSIFIED      ELECTRIC    GAS    DIVERSIFIED
1994...............................    76%      15 %        9%             85%       6 %         9%
1993...............................    77       16          7              87        6           7
1992...............................    77       16          7              82        8          10
1991...............................    79       14          7              90        6           4
1990...............................    76       17          7              80       10          10

    Certain prior-year amounts have been reclassified to conform to the current year's presentation.
    *Net of income taxes.

     BGE currently derives approximately 23% of electric revenues and 43% of gas revenues from customers located in the City of Baltimore and 77% and 57%, respectively, from outside the City of Baltimore. No single customer's electric revenues exceed 4% of total electric revenues and no single customer's gas revenues exceed 4% of total gas revenues.

     The disparity between the percentage of gas operating revenues in relation to the percentage of gas operating income as compared to the same percentages for electric operations is due to BGE's level of investment and its fuel costs in each of these segments. BGE's operating revenue amounts represent recovery of all fuel and operating expenses plus a return on its investment in the business. BGE's net investment for ratemaking purposes in the electric business is $4.7 billion while the comparable investment in its gas business is approximately $500 million. Thus, operating revenues include a much greater return component for electric operations than gas operations. Also, as can be seen by referring to
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONSOLIDATED STATEMENTS OF INCOME on page 30, gas purchased for resale as a percentage of gas revenues (53%) is greater than electric fuel and purchased energy as a percentage of electric revenues (26%). It should be noted that both purchased gas costs and electric fuel costs are passed through to the customer with no mark-up for profit. The combined effects of these factors yield the observed relationship between operating revenues and income for electric and gas operations.

                              CAPITAL REQUIREMENTS

     The Company's actual capital requirements for 1992 through 1994, along with estimated amounts for 1995 through 1997, are set forth below:

                                                                   1992      1993     1994    1995    1996    1997
                                                                                    (IN MILLIONS)
Utility Business
  Construction expenditures (excluding AFC)
     Electric..................................................   $   292   $   360   $ 339   $ 233   $ 219   $ 206
     Gas.......................................................        36        51      68      61      71      84
     Common....................................................        39        44      42      56      50      35
       Total construction expenditures.........................       367       455     449     350     340     325
  AFC (a)......................................................        22        23      34      35      18      13
  Nuclear fuel (uranium purchases and processing charges)......        40        47      42      48      50      52
  Deferred energy conservation expenditures (b)................        20        33      41      44      43      29
  Deferred nuclear expenditures (b)............................        16        14       8       -       -       -
  Retirement of long-term debt and redemption of preference
     stock.....................................................       486       907     203     268      98     164
       Total utility business..................................       951     1,479     777     745     549     583
Diversified Businesses.........................................       198       300      88     122     135     165
       Total...................................................   $ 1,149   $ 1,779   $ 865   $ 867   $ 684   $ 748

(a) Allowance for Funds Used During Construction (AFC) is accrued for all construction projects with a construction period of more than one month. (SEE NOTE 1 TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of AFC.)

(b) See NOTE 5 TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of deferred nuclear expenditures and deferred energy conservation expenditures.

     BGE's actual capital requirements may vary from the estimates set forth above because of a number of factors such as inflation, economic conditions, regulation, legislation, load growth, environmental protection standards, and the cost and availability of capital. The Constellation Companies' capital requirements for diversified businesses may vary from the estimates set forth above due to a number of factors including market and economic conditions and are discussed in detail under MD&A -- DIVERSIFIED BUSINESSES CAPITAL REQUIREMENTS on page 29.

     BGE's estimated construction, nuclear fuel, and deferred energy conservation expenditures are expected to amount to approximately $1.7 billion, $260 million, and $170 million, respectively, for the five-year period 1995-1999. Electric construction expenditures reflect the installation of two 5,000-kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, one of which is scheduled to be placed in service in 1995 and the second in 1996; the construction of a 140-megawatt combustion turbine at Perryman, scheduled to be placed in service in 1995, which the Public Service Commission of Maryland (PSC) authorized in an order dated March 25, 1993; and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.

     During the period January 1, 1990 through December 31, 1994, BGE expended $2,349 million for gross additions to utility plant or approximately 31% of its total utility plant (exclusive of nuclear fuel) at December 31, 1994. During the same period, a total of $338 million of utility plant was retired. Nuclear fuel expenditures include uranium purchases and processing charges.

     BGE presently estimates that approximately $900 million will be required for retirements and redemptions of long-term debt (including sinking fund payments) and BGE preference stock during the five-year period 1995-1999.

     For further information with respect to capital requirements and for a discussion of internal generation of cash, see ITEM 7. MD&A -- LIQUIDITY AND CAPITAL RESOURCES.

                       REGULATORY MATTERS AND COMPETITION

     Regulatory changes in the natural gas business are well under way. In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636, which unbundled gas-service elements. This gave gas users the ability to choose various gas purchasing, transportation, brokering, and storage options. Prior to Order 636, BGE purchased gas, transportation and storage services primarily from pipeline companies. Now, BGE and other local distribution companies buy gas directly from various suppliers and arrange separately for transportation and storage. BGE's large gas customers are arranging for their own gas supplies and are contracting with BGE for transportation. The PSC is encouraging BGE and other utilities to offer options for unbundling the gas services offered by local distribution companies and allowing smaller customers to arrange for their own gas supplies.

     Regulatory changes in the electric business are in process. FERC is implementing the Energy Policy Act of 1992, focusing upon promoting efficiency by creating a competitive bulk power market through equal access to utility transmission systems. FERC also is examining the role of power pooling and electric utility restructuring in an era of increased competition. FERC has indicated its intent to determine terms for the industry about open-access transmission, comparable transmission service and recovery of stranded costs in the near future.

     State regulators around the United States are also redefining the regulatory scheme for the electric utility industry. In September, 1994, the PSC announced it would hold hearings in 1995 to consider electric utility restructuring, the impact of competition, and regulatory reform. The PSC issued a paper defining possible scenarios ranging from limited to full competition. The PSC plans to issue a general policy statement in June, 1995 on changes recommended for Maryland's electric industry. BGE is unable to predict what position the PSC will take or the impact, if any, on its financial condition or competitive position.

     Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric and gas utilities also face the future prospect of competition for electric and gas sales to retail customers. It is not possible to predict the ultimate effect competition will have on BGE's earnings in the future.

     In BGE's last rate proceeding, the PSC directed that an independent study be performed regarding the distribution of costs between BGE's regulated utility operations and unregulated merchandise and appliance services activities. During that rate proceeding, a coalition of HVAC contractors had alleged that the unregulated operations were being subsidized by the utility. A subsequent proceeding was held to examine the Company's allocation procedures as well as to deal with the demand by the coalition that the unregulated activities be required to pay a royalty based on unregulated revenues to compensate ratepayers for the use of the BGE name and its goodwill. In July, 1994, BGE formed its HPS subsidiary to conduct its merchandise and appliance service activities. When HPS acquired MES in December, 1994, these activities expanded into HVAC installation and servicing. On December 30, 1994, the Hearing Examiner in the cost allocation case made a finding that HPS should be required to pay BGE a royalty payment equivalent to 2% of its gross revenues. BGE strongly disagrees with the reasoning set forth in the Hearing Examiner's opinion and has appealed this matter to the PSC. If the order were allowed to stand, it would be virtually impossible to profitably operate HPS as a subsidiary of BGE.

     In response to the competitive forces and regulatory changes under consideration at the PSC and FERC, as discussed above, BGE from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE and its subsidiaries may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE.

                                  RATE MATTERS

REVISED DEPRECIATION RATES

     The PSC issued an Order, which became effective in January, 1995, adjusting BGE's utility plant depreciation rates to reflect the results of a detailed depreciation study. The new depreciation rates are expected to result in an increase in depreciation accruals of approximately $21 million annually. BGE plans to defer the increased depreciation accruals for recovery in future base rate proceedings, consistent with previous rate actions of the PSC.

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

OPERATIONS IN 1987

     The Plant generated 10,069,576 megawatt hours (MWH) in 1987 which resulted in a capacity factor of 70%. In October 1988, BGE filed a fuel rate application for a change in its electric fuel rate under GUPP, which covered BGE's operating performance in 1987. This was the first proceeding filed under this program and BGE's filing demonstrated that it met the system-wide and individual plant performance targets for 1987, including the performance target for the Plant. BGE believes, therefore, it is entitled to recover all fuel costs incurred in 1987 without any disallowances. However, People's Counsel alleged that a number of the outages at the Plant, including the 66-day outage to document compliance with NRC mandated environmental qualification requirements, were due to management imprudence and requested that the PSC disallow recovery of the associated replacement energy costs which BGE estimated to be approximately $33 million. On January 23, 1995, the Hearing Examiner issued his decision in the 1987 fuel rate proceeding and found that the Company had met the GUPP standard which establishes a presumption that BGE had operated the Plant at a reasonably productive capacity level. However, the Order found that the presumption of reasonableness would be overcome by a showing of mismanagement and that such a showing was made with respect to the environmental qualifications outage time. In mitigation for meeting the GUPP standard, the Hearing Examiner disallowed replacement energy costs recovery for 15.5 days of the 66-day outage time. The Hearing Examiner's Order was appealed to the PSC by both BGE and People's Counsel. If the PSC upholds the Hearing Examiner, the Company's earnings would be impacted by approximately $4.5 million.

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

     The extended outages experienced at the Plant are being reviewed by the PSC in the 1989-1991 fuel rate proceeding, and People's Counsel and others have challenged recovery of some part of the associated replacement energy costs. In the PSC's Rate Order issued in BGE's 1990 Base Rate Case, it found that $4 million of operations and maintenance expenses incurred by BGE during the 1989-1990 outages at the Plant should not be recoverable from customers. The PSC concluded that the related work, which was performed at Unit 1 during the 1989-1990 outage, was avoidable and caused by Company actions which were deficient. The work characterized as avoidable had a significant impact on the duration of the Unit 1 outage. The PSC's Order stated that its conclusions in this proceeding did not have a binding effect in the fuel rate proceeding on the recoverability of Calvert Cliffs' replacement energy costs. However, BGE believes that is is doubtful that the PSC will authorize recovery of the full amount of replacement energy costs presently under investigation. Based on a review of the circumstances surrounding the extended outages by BGE personnel as well as independent consultants, in 1990 BGE recorded a provision of $35 million against the possible disallowance of such costs. However, BGE cannot determine whether replacement energy costs may be disallowed in the 1989-1991 fuel rate proceeding in excess of the provision, but such amounts could be material.

     On March 15, 1994, the PSC Staff and the Office of People's Counsel filed testimony in the 1989-1991 fuel rate proceedings. The PSC Staff concluded that approximately 46% of the outage time was unreasonably incurred and that approximately $200 million of replacement energy costs should be disallowed. People's Counsel concluded that approximately $400 million of the replacement energy costs should be disallowed. BGE filed rebuttal testimony in January 1995 in which it vigorously contested the findings of Staff and People's Counsel. Further hearings in this matter are not expected until 1996.

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

OPERATIONS SUBSEQUENT TO THE EXTENDED OUTAGE

     The Plant generated 10,663,950 MWH in 1992, which resulted in a capacity factor of 74%. There were no contested performance issues based on 1992 performance. The Plant generated 12,300,816 MWH in 1993, which resulted in a capacity factor of 85%. In 1994, the Plant generated 11,225,977 MWH achieving a capacity factor of 77%. Review of the GUPP filings in 1993 and 1994 have not been completed, but BGE is not aware of any significant performance issues in either of these years.

            ELECTRIC LOAD MANAGEMENT, ENERGY, AND CAPACITY PURCHASES

     BGE has implemented various active load management programs designed to be used when system operating conditions require a reduction in load. These programs include customer-owned generation and curtailable service for large commercial and industrial customers, air conditioning control which is available to residential and commercial customers, and residential water heater control. The load reductions typically have been invoked on peak summer days; the summer peak capacity impact for 1995 from active load management is expected to be approximately 430 megawatts (MW). Cost recovery for these load management programs is attained through the inclusion in rate base of capital investments and the appropriate expenses (including credits on customer bills) for recovery in base rate proceedings.

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

     BGE has an agreement with Pennsylvania Power & Light Company (PP&L) to purchase a mix of energy and capacity from June 1, 1990 through May 31, 2001. This agreement, which has been accepted by the FERC, is designed to help maintain adequate reserve margins through this decade and provide flexibility in meeting capacity obligations. The PP&L agreement entitles BGE to 5.94% of the energy output, and net capacity (currently 127 MW), of PP&L's nuclear Susquehanna Steam Electric Station from October 1, 1991 to May 31, 2001 and also enables BGE to treat a portion of PP&L's capacity as BGE's capacity for purposes of satisfying BGE's installed capacity requirements as a member of the PJM. BGE is not acquiring an ownership interest in any of PP&L's generating units. PP&L will continue to control, manage, operate, and maintain that station and all other PP&L-owned generating facilities. BGE's firm capacity purchases at December 31, 1994 represented 170 MW of rated zcapacity of Bethlehem Steel Corporation's Sparrows Point complex, 57 MW of rated capacity of the Baltimore Refuse Energy Systems Company, and the 127 MW of Susquehanna capacity from PP&L.

     In 1994 PECO Energy won a competitive bidding program to supply 140 MW for firm electric capacity and associated energy for 25 years beginning June 1, 1997. FERC acceptance of the contract is pending, and Duquesne Light Company has filed a protest and motion to intervene with FERC.

                          FUEL FOR ELECTRIC GENERATION

     Information regarding BGE's electric generation by fuel type and the cost of fuels in the five-year period 1990-1994 is set forth in the following tables:

                                                                                  AVERAGE COST OF FUEL CONSUMED
                                       GENERATION BY FUEL TYPE                      ((CENTS) PER MILLION BTU)
                                 1994    1993    1992    1991    1990     1994      1993      1992      1991      1990
Nuclear (a)...................    39 %    43 %    40 %    33 %     5 %     52.06     53.01     45.54     48.64     54.86
Coal..........................    56      55      54      44      44      148.64    151.85    154.76    160.74    154.56
Oil...........................     3       3       1       5       7      245.28    253.36    254.19    284.87    319.44
Hydro & Gas...................     3       3       3       4       6           -         -         -         -         -
                                 101     104      98      86      62
Interchange/Purchases (b).....   (1)     (4)       2      14      38
                                 100 %   100 %   100 %   100 %   100 %

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

     COAL: BGE obtains a large amount of its coal under supply contracts with mining operators. The remainder of its coal requirements are obtained through spot purchases. BGE believes that it will be able to renew such contracts as they expire or enter into similar contractual arrangements with other coal suppliers. BGE's Brandon Shores Units 1 and 2 have a total annual requirement of approximately 3,400,000 tons of coal (combined) with a sulfur content of less than approximately 0.8%. The average delivered costs per ton paid by BGE for Brandon Shores coal for the years 1990 through 1994 were $39.00, $39.80, $39.98, $39.49, and
$37.55, respectively. BGE's Crane Units 1 and 2 have a total annual requirement of about 700,000 tons of coal (combined) with a sulfur content of less than approximately 2.4% and a low ash melting temperature. The average delivered costs per ton paid by BGE for coal at Crane for the years 1990 through 1994 were $40.45, $38.88, $38.37,
$37.25, and $37.42, respectively. BGE's Wagner Units 2 and 3 have a total annual requirement of approximately 1,000,000 tons of coal (combined) with a sulfur content of no more than 1%. The average delivered costs per ton paid by BGE for coal at Wagner for the years 1990 through 1994 were $41.28, $44.49, $43.19, $40.62, and $37.54, respectively.

     Coal deliveries to BGE's coal burning facilities are made by rail and barge. The coal used by BGE is produced from mines located in central and northern Appalachia.

     BGE has a 20.99% undivided interest in the Keystone coal-fired generating plant and a 10.56% undivided interest in the Conemaugh coal-fired generating plant. The bulk of the annual coal requirements for the Keystone plant is under contract from Rochester and Pittsburgh Coal Company. The Conemaugh plant purchases coal from local suppliers on the open market. The average delivered costs per ton for coal for these plants for the years 1990 through 1994 were $36.69, $33.07, $31.53,
$32.42, and $33.22, respectively.

     OIL: Under normal burn practices, BGE's requirements for residual fuel oil amount to approximately 1,000,000 barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made directly into BGE barges from the suppliers' Baltimore Harbor marine terminal for distribution to the various generating plant locations. The average delivered prices per barrel paid by BGE for residual fuel oil for the years 1990 through 1994 were $20.24, $15.53, $17.25, $15.69, and $16.30, respectively.

     NUCLEAR: The supply of fuel for nuclear generating stations involves the acquisition of uranium concentrates, its conversion to uranium hexafluoride, enrichment of uranium hexafluoride, and the fabrication of nuclear fuel assemblies. Information is set forth below with respect to fuel for Calvert Cliffs Units 1 and 2:

Uranium Concentrates:          BGE has, either in inventory or under contract, sufficient quantities of uranium concentrates to meet approximately 80% of its requirements through 1997 and approximately 50% of its requirements for 1998.
Conversion:                    BGE has contractual commitments providing for the conversion of uranium concentrates into uranium hexafluoride which will meet 100% of BGE's requirements through 1995 and approximately 40% of its requirements from 1996 through 1998.
Enrichment:                    BGE has a contract with the Department of Energy for the enrichment of
                                 100% of BGE's enrichment requirements through 1995 and 70% of its requirements from 1996 through 1998.
Fuel Assembly Fabrication:     BGE has contracted for the fabrication of fuel assemblies for reloads it requires through 1996.

     The nuclear fuel market is very competitive and BGE does not anticipate any problem in meeting its requirements beyond the periods noted above. Expenditures for nuclear fuel are discussed in MD&A -- LIQUIDITY AND CAPITAL RESOURCES on page 28.

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

     The Energy Policy Act of 1992 (the 1992 Act) contains provisions requiring domestic utilities to contribute to a fund for decommissioning and decontaminating the Department of Energy's (DOE) uranium enrichment facilities. These contributions are generally payable over a fifteen-year period with escalation for inflation and are based upon the amount of uranium enriched by DOE for each utility. The 1992 Act provides that these costs are recoverable through utility service rates as a cost of fuel. Information about the cost of decommissioning is discussed in NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS on page 40 under the heading "UTILITY PLANT, DEPRECIATION AND AMORTIZATION, AND DECOMMISSIONING."

     Maryland law makes it unlawful to establish within the State a facility for the permanent storage of high-level nuclear waste, unless otherwise expressly required by federal law. BGE has received a license from the NRC to operate its on-site independent spent fuel storage facility. BGE now has storage capacity at Calvert Cliffs that will accommodate spent fuel from operations through the year 2006. In addition, BGE can expand its temporary storage capacity to meet future requirements until federal storage is available.

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

     BGE's current pipeline firm transportation entitlements to serve its firm loads are 473,597 dekatherms (DTH) per day during the winter period and 291,231 DTH per day during the summer period. BGE uses the firm transportation capacity to move gas from the Gulf of Mexico, Louisiana, south central regions of Texas and Canada to BGE's city gate. The gas is subject to a mix of long and short-term contracts that are managed to provide economic, reliable and flexible service. Additional short-term contracts or exchange agreements with other gas companies can be arranged in the event of short-term emergencies.

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

     BGE offers gas for sale to its residential, commercial and industrial customers on a firm and interruptible basis. BGE also provides its large commercial and industrial customers with a transportation service across its distribution system so that these customers may make direct purchase and transportation arrangements with suppliers and pipelines. BGE is in the process of expanding its transportation service to smaller customers. A transportation fee is charged by BGE that is equivalent to its operating margin on gas it sells to similar customers for the service from the city gate to the customer's facility. This program enables BGE to maintain throughput at a level which assures that fixed costs are spread over the maximum number of DTH. BGE is authorized by the PSC to provide balancing and gas brokering services for its transportation customers.

     Future purchased gas costs are expected to increase due to transition costs incurred by BGE gas pipeline suppliers in implementing FERC Order No. 636. These transition costs, if approved by the PSC and FERC, will be passed on to BGE customers through the purchased gas adjustment clause.

                             ENVIRONMENTAL MATTERS

     The Company is subject to regulation with regard to air and water quality, waste disposal, and other environmental matters by various federal, state, and local authorities. Certain of these regulations require substantial expenditures for additions to utility plant and the use of more expensive low-sulfur fuels. While the Company cannot now precisely estimate the total effect of existing and future environmental regulations and standards upon its existing and proposed facilities and operations, the necessity for compliance with existing standards and regulations has caused BGE to increase capital expenditures by approximately $206 million during the five-year period 1990-1994. It is estimated that the capital expenditures necessary to comply with such standards and regulations will be approximately $16 million, $9 million, and $16 million for 1995, 1996, and 1997, respectively.

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

     The Clean Air Act Amendments of 1990 contain two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations. Title IV contains provisions for compliance in two phases. Phase I of Title IV became effective January 1, 1995, and Phase II of Title IV must be implemented by 2000. BGE met the requirements of Phase I by installing flue gas desulfurization systems and through fuel switching and unit retirements. BGE is currently examining what actions will be required in order to comply with Phase II. However, BGE anticipates that compliance will be attained by some combination of fuel switching, flue gas desulfurization, unit retirements, or allowance trading.

     At this time, plans for complying with nitrogen oxide (NOx) control requirements under Title I of the Act are less certain because all implementation regulations have not yet been finalized by the government. It is expected that by the year 1999 these regulations will require additional NOx controls for ozone attainment at BGE's generating plants and other BGE facilities. The controls will result in additional expenditures that are difficult to predict prior to the issuance of such regulations. Based on existing and proposed ozone nonattainment regulations, BGE currently estimates that the NOx controls at BGE's generating plants will cost approximately $70 million. BGE is currently unable to predict the cost of compliance with the additional requirements at other BGE facilities.

     WATER: The discharge of effluents into the waters of the State of Maryland is regulated by the Maryland Department of the Environment
(MDE), in accordance with the National Pollutant Discharge Elimination System (NPDES) permit program, established pursuant to the Federal Clean Water Act. At the present time, all of BGE's steam electric generating plants have the required NPDES permits.

     MDE water quality regulations require, among other things, specifying procedures for determining compliance with State water quality standards. These procedures require extensive studies involving sampling and monitoring of the waters around affected generating plants. The State of Maryland may require changes in plant operations. At this time BGE continually performs studies to determine whether any modifications will be required to comply with these regulations.

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

     On October 16, 1989, the EPA filed a complaint in the U.S. District Court for the District of Maryland under the Superfund statute against BGE and seven other defendants to recover past and future expenditures associated with cleanup of a site located at Kane and Lombard Streets in Baltimore. The State of Maryland intervened by filing a similar complaint in the same case and court on February 12, 1990. The complaints allege that BGE arranged for its fly ash to be deposited on the site. Settlement discussions continue among all parties. Additional investigation was initiated on the remainder of the site by the MDE for the EPA but was never completed. BGE and three other defendants agreed to complete the remedial investigation and feasibility study of groundwater contamination around the site in a July 1993 consent order. The remedial action, if any, for the remainder of the site will not be selected until these investigations are concluded. Therefore, neither the total site cleanup costs, nor BGE's share, can presently be estimated.

     In the early 1970's, BGE shipped an unknown number of scrapped transformers to Metal Bank of America, a metal reclaimer in Philadelphia. Metal Bank's scrap and storage yard has been found to be contaminated with oil containing high levels of PCBs (PCBs are hazardous chemicals frequently used as a fire-resistant coolant in electrical equipment). On December 7, 1987, the EPA notified BGE and nine other utilities that they are considered potentially responsible parties
(PRPs) with respect to the cleanup of the site. A remedial investigation and feasibility study (RI/FS) by BGE and the other PRPs was submitted to the EPA on October 14, 1994. Estimated costs for the various remedies included in the RI/FS range greatly (from $2 million to $90 million). Until a specific remedy is chosen, BGE is not able to predict where within the range the actual cleanup costs will fall. BGE's share of the cleanup costs, estimated to be approximately 15.79%, could be material.

     During the early 1970's, BGE disposed of a small amount of low-level nuclear waste at a site in Morehead, Kentucky, known as Maxey Flats. This site was found to have been operated improperly. As a result, low-level radioactive contaminants have been found to be leaking from the site. On November 26, 1986, the EPA notified BGE that it is one of approximtaely 800 PRPs. A RI/FS was completed by BGE and other PRPs. The EPA has issued its Record of Decision, recommending a natural stabilization remedy. The cost estimate for this remedy is currently estimated to be approximately $60 million for all PRPs. BGE's volumetric share of the waste on-site is 0.0103 percent of the total, based upon BGE's records of waste shipped to the site compared to the total recorded waste. BGE's potential liability cannot be estimated, but such liability is not likely to be substantial because its volumetric share of the waste on-site is so small.

     From 1985 until 1989, BGE shipped waste oil and other materials to the Industrial Solvents and Chemical Company in York County,
Pennsylvania for disposal. The Pennsylvania Department of Environmental
Resources

(Pennsylvania Department) subsequently investigated this site and found it to be heavily contaminated by hazardous wastes. The Pennsylvania Department notified BGE on August 15, 1990, that it and approximately 1,000 other entities were PRPs with respect to the cost of all remedial activities to be conducted at the site. The PRPs have agreed to perform waste characterization, remove and dispose of all tanks and drums of waste, and perform a remedial investigation at the site. BGE's share of the liability at this site currently is estimated to be approximately 2.39%, but this may change as additional information about the site is obtained. The actual cost of remedial activities has not been determined. As a result of these factors, BGE's potential liability cannot presently be estimated. However, such liability could be material.

     On August 30, 1994, BGE was named as a defendant in UNITED STATES
V. KEYSTONE SANITATION COMPANY, ET AL. The litigation was instituted by EPA in the United States District Court for the Middle District of Pennsylvania involving contamination of the Keystone Sanitation Company landfill Superfund site located in Adams County, Pennsylvania. BGE was named as a third party defendant based upon allegations that BGE had drums of asbestos shipped to the site. There are eleven original defendants and approximately 150 other third party defendants. Neither the costs of future site remediation, nor the extent of BGE's potential liability can be estimated at this time.

     In the early part of the century, predecessor gas companies (which were later merged into BGE) manufactured coal gas for residential and industrial use. The residue from this manufacturing process was coal tar, previously thought to be harmless but now found to contain a number of chemicals designated by the EPA as hazardous substances. BGE is coordinating an investigation of these former coal gas plant sites, including exploration of corrective action options to remove coal tar, with the MDE. No formal legal proceedings have been instituted against BGE with respect to these sites. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. As explained in NOTE 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS on page 52, BGE has recognized estimated environmental costs at these sites totaling $37.9 million as of December 31, 1994. Any cleanup costs for these sites in excess of the amount accrued, which could be significant in total, cannot presently be estimated.

     On May 3, 1994 Constellation Energy was named as a defendant in REPUBLIC IMPERIAL ACQUISITION V. STOCKMAR ENERGY, INC., ET AL. Civil No. 940120R(LSP) (Dist. Ct., So. Dist. California). The plaintiffs are owners of a non-hazardous waste landfill located in Imperial County, California. The plaintiffs allege that defendants delivered hazardous materials consisting of spent geothermal filters containing certain metals used in the operation of four geothermal projects. The claims are made under the Superfund statute and state and common law against the operators, project owners and others. Certain Constellation Energy subsidiaries have ownership interests in three of the projects. These Constellation Companies have indemnification rights from project lessees and operators. Approximately 45 other defendants, in addition to Constellation Energy, have been named to date. The Constellation Companies are currently evaluating the claims and site investigation is at a preliminary stage. As a result, total investigation and clean up costs, as well as the Constellation Companies' share of such costs, cannot presently be estimated.

                         ELECTRIC OPERATING STATISTICS

                                                                   YEAR ENDED DECEMBER 31,
                                                 1994          1993          1992          1991          1990
Electric Output (In Thousands) -- MWH:
  Generated................................       28,413        28,907        25,626        22,767        15,193
  Purchased (A)............................        4,857         2,627         4,323         5,522        11,859
       Subtotal............................       33,270        31,534        29,949        28,289        27,052
  Less Interchange Sales...................        5,684         4,149         3,180         1,167         1,088
       Total Output........................       27,586        27,385        26,769        27,122        25,964
Power Generated and Purchased at
  Times of Peak Load (MW) (one hour):
  Generated by Company.....................        3,384         5,245         3,679         4,948         3,032
  Net Purchased (A)........................        2,654           631         1,879           962         2,445
  Peak Load (B)............................        6,038         5,876         5,558         5,910         5,477
Annual System Load Factor (%)..............         54.7          55.2          54.8          52.4          54.1
Revenues (In Thousands)
  Residential..............................   $  931,711    $  931,643    $  839,954    $  882,591    $  718,032
  Commercial...............................      852,989       869,829       842,694       850,038       758,573
  Industrial...............................      205,611       199,042       201,950       212,864       194,951
  System Sales.............................    1,990,311     2,000,514     1,884,598     1,945,493     1,671,556
  Interchange Sales........................      118,027        91,543        64,323        23,845        26,629
  Other....................................       19,083        20,090        16,611        21,531        13,359
       Total...............................   $2,127,421    $2,112,147    $1,965,532    $1,990,869    $1,711,544
Sales (In Thousands) -- MWH:
  Residential..............................       10,670        10,614         9,735        10,097         9,283
  Commercial...............................       12,351        12,395        11,909        11,707        11,352
  Industrial...............................        4,433         3,763         3,663         3,708         3,743
  System Sales.............................       27,454        26,772        25,307        25,512        24,378
  Interchange Sales........................        5,684         4,149         3,180         1,166         1,088
       Total...............................       33,138        30,921        28,487        26,678        25,466
Customers
  Residential..............................      978,591       968,212       956,570       939,734       930,880
  Commercial...............................      101,957       100,820        99,673        98,254        96,567
  Industrial...............................        3,967         3,800         3,761         3,584         3,526
       Total...............................    1,084,515     1,072,832     1,060,004     1,041,572     1,030,973
Average Cost of Fuel Consumed ((cents) per
  million Btu).............................       112.44        112.77        110.20        127.89        177.00

     BGE achieved an all-time peak load of 6,038 megawatts on January 19, 1994.

(A) Includes purchases from Safe Harbor Water Power Corporation, a hydroelectric company, of which the Company owns two-thirds of the capital stock.
(B) See page 6 for a discussion of active load management programs which may be activated at times of peak load. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

                                       12

                            GAS OPERATING STATISTICS

                                                                        YEAR ENDED DECEMBER 31,
                                                          1994        1993        1992        1991        1990
Gas Output (In Thousands) -- DTH:
  Purchased..........................................     68,547      71,204      70,208      63,159      59,470
  LNG Withdrawn from Storage.........................        698         725         742         551         333
  Produced...........................................        828         259          92          17           5
       Total Output..................................     70,073      72,188      71,042      63,727      59,808
Delivery Service Gas
  Delivered (A)......................................     41,897      38,521      41,048      40,503      43,377
       Total.........................................    111,970     110,709     112,090     104,230     103,185
Peak Day Sendout (DTH)...............................    761,900     657,700     609,200     610,200     653,900
Capability on Peak Day (DTH).........................    847,000     847,000     847,000     817,000     853,000
Revenues (In Thousands)
  Residential........................................   $262,736    $265,601    $242,737    $220,653    $218,967
  Commercial
     Excluding Delivery Service......................    121,005     121,832     112,147      96,189      89,573
     Delivery Service................................      2,285       3,287       3,591       3,031       3,304
  Industrial
     Excluding Delivery Service......................     20,140      22,250      21,123      14,855      32,439
     Delivery Service................................      9,635      12,920      14,290      14,288      17,851
  Other..............................................      5,448       7,273       6,511       6,777       9,197
       Total.........................................   $421,249    $433,163    $400,399    $355,793    $371,331
Sales (In Thousands) -- DTH:
  Residential........................................     40,279      40,029      39,042      36,519      35,026
  Commercial
     Excluding Delivery Service......................     23,712      23,830      23,478      20,687      18,164
     Delivery Service................................      6,490       7,428       7,102       6,433       5,872
  Industrial
     Excluding Delivery Service......................      4,410       5,298       5,314       3,605       7,305
     Delivery Service................................     33,837      31,390      33,638      34,240      34,720
       Total.........................................    108,728     107,975     108,574     101,484     101,087
Customers
  Residential........................................    498,152     491,165     486,863     482,085     482,680
  Commercial.........................................     37,891      37,518      37,000      36,561      35,953
  Industrial.........................................      1,354       1,353       1,412       1,385       1,401
       Total.........................................    537,397     530,036     525,275     520,031     520,034

    BGE achieved an all-time peak day sendout of 761,900 DTH on January 19, 1994.

(A) Represents gas purchased by alternate fuel customers directly from suppliers for which BGE receives a fee for transportation through its system ("delivery service"). (SEE MD&A -- RESULTS OF
    OPERATIONS.) Certain prior-year amounts have been reclassified to conform to the current year's presentation.

                                       13

                                   FRANCHISES

     BGE has nonexclusive electric and gas franchises to use streets and other highways which are adequate and sufficient to permit BGE to engage in its present business. All such franchises, other than the gas franchises in Manchester, Hampstead, Perryville, Sykesville, Havre de Grace, and Montgomery and Frederick Counties, are unlimited as to time. The gas franchises for these jurisdictions expire at various times from 2015 to 2020, except for Havre de Grace which has the right, exercisable at twenty-year intervals from 1907, to purchase all of BGE's gas properties in that municipality. Conditions of the franchises are satisfactory. BGE also has rights-of-way to maintain 26-inch natural gas mains across certain Baltimore City owned property (principally parks) which expire in 1999 and 2004, each subject to renewal during the last year thereof for an additional period of 25 years on a fair revaluation of the rights so granted. Conditions of the grants are satisfactory.

     Franchise provisions relating to rates have been superseded by the Public Service Commission Law of Maryland.

                             DIVERSIFIED BUSINESSES

GENERAL

     Diversified businesses consist of the operations of the Constellation Companies, HPS and its subsidiary MES and BNG, Inc.

     The Constellation Companies' businesses are concentrated in three major areas -- power generation projects, financial investments, and real estate projects (including senior living facilities). A significant portion of the Constellation Companies' activities are conducted through joint ventures in which they hold varying ownership interests.

     The Constellation Companies hold up to a 50% ownership interest in 24 power generating projects in operation or under construction accounting for $298 million of the Constellation Companies' assets. These projects, all of which either are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 or are otherwise exempt from the Public Utility Holding Company Act of 1935, are of the following types and aggregate generation capacities: coal 160 MW, solar 170 MW, geothermal 121 MW, waste coal 182 MW, wood burning 70 MW, and hydro 30 MW. In addition, another $7 million has been spent on projects in development. The Constellation Companies also participate in the operation and maintenance of 24 power generation projects existing or under construction, 10 of which are projects in which the Constellation Companies hold an ownership interest. Financial investments account for $224 million of the Constellation Companies' assets. These assets include $99 million in internally and externally managed securities portfolios, $88 million in monoline financial guaranty (credit enhancement) companies, and $37 million in tax-oriented transactions. Real estate and senior living projects account for $483 million of the Constellation Companies' assets. These projects include raw land, office buildings, retail, and commercial projects, an entertainment, dining, and retail complex in Orlando, Florida, a mixed-use planned unit development, and senior living facilities. The majority of the real estate projects are in the Baltimore-Washington area and have been adversely affected by the depressed real estate and economic market.

     The Constellation Companies' investment in wholesale power generating projects includes $177 million representing ownership interests in 16 projects which sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the properties supply electricity to purchasing utilities at a fixed energy rate for the first ten years of the agreements and at variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of

2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling their ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $27.4 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.

     HPS was formed in mid 1994. HPS is engaged in the sales and service of gas and electric appliances. This business recently was expanded to include kitchen remodeling and servicing of heating and air conditioning systems. In December 1994, HPS acquired MES, a company specializing in installation of commercial and residential heating, air conditioning, and plumbing.

     BNG, Inc. is a wholly owned subsidiary of BGE which engages in natural gas brokering.

CAPITAL REQUIREMENTS

     Capital requirements for diversified businesses for 1992 through 1994, along with estimated amounts for 1995 through 1997, are set forth below:

                                                          1992    1993    1994    1995    1996    1997
                                                                         (IN MILLIONS)
Retirement of long-term debt...........................   $118    $222    $37     $ 56    $ 65    $125
Investment requirements................................     80      78     51       66      70      40
  Total diversified businesses.........................   $198    $300    $88     $122    $135    $165

     The investment requirements shown above include the Constellation Companies' portion of equity funding to committed projects under development as well as net loans made to project partnerships. The investment requirements for past periods reflect actual funding of projects, whereas investment requirements for the years 1995-1997 reflect the Constellation Companies' estimate of funding during such periods for ongoing and anticipated projects. Also, guarantees of $17 million may be called which are not included above.

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

                                   EMPLOYEES

     As of December 31, 1994, BGE employed 7,296 people for its utility operations. 136 people were employed by the Constellation Holdings, Inc. In addition, the Constellation Companies employ approximately 800 employees at an entertainment, dining, and retail complex in Orlando, Florida, 55 employees of two wholly owned subsidiaries operating two power generation facilities, and 71 employees at a senior living facility. Four hundred sixty-eight people were employed by BGE Home Products & Services, Inc. (HPS) and 174 people were employed by HPS' subsidiary, Maryland Environmental Systems, Inc.

ITEM 2.  PROPERTIES

     ELECTRIC:  The principal electric generating plants of BGE are as follows:

                                                           INSTALLED                            GENERATION (MWH)
          PLANT                      LOCATION            CAPACITY (MW)     PRIMARY FUEL        1994           1993
                                               (AT DECEMBER 31, 1994)

Steam
  Calvert Cliffs             Calvert County, MD              1,675            Nuclear       11,219,516     12,300,816
  Brandon Shores             Anne Arundel County, MD         1,291             Coal          8,857,557      7,584,610
  Herbert A. Wagner          Anne Arundel County, MD         1,001         Coal/Oil/Gas      2,940,978      2,953,056
  Charles P. Crane           Baltimore County, MD              380             Coal          1,847,851      2,102,530
  Gould Street               Baltimore City, MD                104              Oil            124,323        162,160
  Riverside                  Baltimore County, MD               78            Oil/Gas            9,146         81,710
  Westport                   Baltimore City, MD                  -              Oil                  -         33,717
Jointly Owned -- Steam
  Keystone                   Armstrong and                     359(A)          Coal          2,188,760      2,497,351
                             Indiana Counties, PA
  Conemaugh                  Indiana County, PA                181(A)          Coal          1,156,109      1,147,729
Combustion Turbine
  Notch Cliff                Baltimore County, MD              128              Gas             11,472         12,276
  Perryman                   Harford County, MD                208              Oil             26,960         11,320
  Westport                   Baltimore City, MD                121              Gas             10,266          9,863
  Riverside                  Baltimore County, MD              173            Oil/Gas            8,711          6,632
  Philadelphia Road          Baltimore City, MD                 64              Oil              8,250          2,537
  Charles P. Crane           Baltimore County, MD               14              Oil              1,804            386
  Herbert A. Wagner          Anne Arundel County, MD            14              Oil              1,300            172
    Totals                                                   5,791                          28,413,003     28,906,865

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

     GAS: BGE has propane air and liquefied natural gas facilities as described in Gas Operations on page 8.

     GENERAL: All of the principal plants and other important units of BGE located in Maryland are held in fee except that several properties (not including any principal electric or gas generating plant or the principal headquarters building owned by BGE in downtown Baltimore) in BGE's service area are held under lease arrangements. The leased spaces are used for various offices, service and/or retail merchandising purposes. Electric transmission and electric and gas distribution lines are constructed principally (a) in public streets and highways pursuant to franchises or (b) on permanent fee simple or easement rights-of-way secured for the most part by grants from record owners and as to a relatively small part by condemnation.

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

ITEM 3.  LEGAL PROCEEDINGS

ASBESTOS

     During 1993 and 1994, BGE was served in several actions concerning asbestos. The actions are collectively titled IN RE BALTIMORE CITY PERSONAL INJURIES ASBESTOS CASES in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

     The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. The 482 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive). BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.

     The second type are claims by two manufacturers -- Owens Corning Fiberglass and Pittsburgh Corning Corp. -- against BGE and approximately eight others, as third-party defendants. These relate to approximately 1,500 individual plaintiffs. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two manufacturers, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.

     Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.

     SEE ITEM 1. BUSINESS -- RATE MATTERS, NUCLEAR OPERATIONS, ENVIRONMENTAL MATTERS, and NOTE 13 TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive Officers of the Registrant are:

                                                                           OTHER OFFICES OR POSITIONS
          NAME              AGE            PRESENT OFFICE                 HELD DURING PAST FIVE YEARS
Christian H. Poindexter      56   Chairman of the Board (A)          Vice Chairman of the Board
                                    (Since January 1, 1993)
Edward A. Crooke             56   President (B)                      President, Utility Operations
                                    (Since September 1, 1992)
Bruce M. Ambler              55   President and Chief Executive
                                    Officer
                                    Constellation Holdings, Inc.
                                    (Since August 1, 1989)
George C. Creel              61   Senior Vice President              Senior Vice President
                                    Generation                       Vice President, Nuclear Energy
                                    (Since January 1, 1993)
Thomas F. Brady              45   Vice President                     Vice President
                                    Customer Service and             Customer Service and
                                    Distribution                     Accounting
                                    (Since July 1, 1993)             Vice President, Accounting and
                                                                     Economics
Herbert D. Coss, Jr.         60   Vice President                     Vice President
                                    Gas                              Marketing and Gas Operations
                                    (Since October 1, 1994)          Vice President
                                                                     Electric Interconnection and
                                                                     Transmission
                                                                     Vice President, Interconnection
                                                                     and Operations
Robert E. Denton             51   Vice President                     Plant General Manager, Calvert
                                    Nuclear Energy                   Cliffs Nuclear Power Plant
                                    (Since September 1, 1992)        Manager, Calvert Cliffs Nuclear
                                                                     Power Plant
Carserlo Doyle               50   Vice President                     Manager, Telecommunications
                                    Electric Interconnection         Principal Engineer -- Electric
                                    and Transmission                 Interconnection
                                    (Since January 1, 1994)
Jon M. Files                 59   Vice President
                                    Management Services
                                    (Since September 1, 1981)
Ronald W. Lowman             50   Vice President                     Manager, Fossil Engineering
                                    Fossil Energy                    Manager, Fossil Engineering
                                    (Since January 1, 1993)          Services
G. Dowell Schwartz, Jr.      58   Vice President                     Manager, Auditing
                                    General Services
                                    (Since April 1, 1990)
Charles W. Shivery           49   Vice President                     Vice President
                                    Finance and Accounting,          Corporate Finance Group
                                    Chief Financial Officer and      Treasurer and Secretary
                                    Secretary
                                    (Since July 1, 1993)
Joseph A. Tiernan            56   Vice President                     Vice President
                                    Corporate Affairs                Corporate Administration
                                    (Since February 1, 1993)
Stephen F. Wood              42   Vice President                     Manager, Major Customer Projects
                                    Marketing and Sales              Manager, System Engineering
                                    (Since October 1, 1994)          and Construction
                                                                     Manager, Distribution Engineering
                                                                     Manager, Transportation

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

     As of February 28, 1995, there were 81,056 common shareholders of record.

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

     Dividends have been paid on the Common Stock continuously since 1910. Future dividends depend upon future earnings, the financial condition of the Company and other factors. Quarterly dividends were declared on the Common Stock during 1994 and 1993 in the amounts set forth below.

COMMON STOCK DIVIDENDS AND PRICE RANGES

                                                             1994                                         1993
                                           DIVIDEND               PRICE*                DIVIDEND               PRICE*
                                           DECLARED        HIGH             LOW         DECLARED        HIGH             LOW
First Quarter..........................     $  .37      $      25 1/2   $      22 3/8    $  .36      $      26 3/8   $      22 3/8
Second Quarter.........................        .38             24 3/8          20 1/2       .37             26 5/8          23 7/8
Third Quarter..........................        .38             23 3/4          20 3/4       .37             27 1/2          25 1/8
Fourth Quarter.........................        .38             23 5/8          21 1/4       .37             26 7/8          23 1/2
  Total................................     $ 1.51                                       $ 1.47

*Based on New York Stock Exchange Composite Transactions as reported in the eastern edition of THE WALL STREET JOURNAL.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        1994          1993        1992           1991          1990
                                                           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS
   Total Revenues                                    $2,782,985   $2,741,385   $2,559,536    $2,514,631    $2,248,613
   Expenses Other Than Interest and Income Taxes      2,147,726    2,124,993    2,024,227     2,026,910     1,922,498
   Income From Operations                               635,259      616,392      535,309       487,721       326,115
   Other Income                                          32,365       20,310       22,132        28,095        34,488
   Income Before Interest and Income Taxes              667,624      636,702      557,441       515,816       360,603
   Interest Expense                                     190,154      188,764      189,747       196,588       165,205
   Income Before Income Taxes                           477,470      447,938      367,694       319,228       195,398
   Income Taxes                                         153,853      138,072      103,347        85,547        19,952
   Income Before Cumulative Effect of Changes in
     Accounting Methods                                 323,617      309,866      264,347       233,681       175,446
   Cumulative Effect of Change in the Method of
     Accounting for Income Taxes                              -            -            -        19,745             -
   Cumulative Effect of Change in the Method of
     Accounting for Unbilled Revenues, Net of Taxes           -            -            -             -        37,754
   Net Income                                           323,617      309,866      264,347       253,426       213,200
   Preferred and Preference Stock Dividends              39,922       41,839       42,247        42,746        40,261
   Earnings  Applicable to Common Stock              $  283,695     $268,027   $  222,100    $  210,680    $  172,939

   Earnings Per Share of Common Stock
     Before Cumulative Effect of Changes
        in Accounting Methods                        $     1.93        $1.85   $     1.63    $     1.51    $     1.09
     Cumulative Effect of Change in the Method of
        Accounting for Income Taxes                           -            -            -           .16             -
     Cumulative Effect of Change in the Method of
        Accounting for Unbilled Revenues                      -            -            -             -           .31
   Total Earnings Per Share of Common Stock          $     1.93        $1.85   $     1.63    $     1.67    $     1.40

   Dividends Declared Per Share of Common Stock      $     1.51        $1.47   $     1.43    $     1.40    $     1.40
   Ratio of Earnings to Fixed Charges                      3.14         3.00         2.65          2.27          1.78
   Ratio of Earnings to Fixed Charges and Preferred
     and Preference Stock Dividends Combined               2.47         2.34         2.08          1.82          1.47


FINANCIAL STATISTICS AT YEAR END
   Total Assets                                      $8,143,538   $7,987,039   $7,374,357    $7,137,989    $6,710,375
   Capitalization
     Long-term debt                                  $2,584,932   $2,823,144   $2,376,950    $2,390,115    $2,193,844
     Preferred stock                                     59,185       59,185       59,185        59,185        59,185
     Redeemable preference stock                        279,500      342,500      395,500       398,500       365,000
     Preference stock not subject to mandatory
       redemption                                       150,000      150,000      110,000       110,000       110,000
     Common shareholders' equity                      2,717,866    2,620,511    2,534,639     2,153,306     2,073,158
     Total capitalization                            $5,791,483   $5,995,340   $5,476,274    $5,111,106    $4,801,187

   Book Value Per Share of Common Stock              $    18.42       $17.94   $    17.63    $    17.00    $    16.58

   Number of Common Shareholders                         81,505       82,287       80,371        71,131        73,049

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

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

    Effective July 1, 1994, BGE formed a wholly owned subsidiary, BGE Home Products & Services, Inc. (HPS), consisting of BGE's existing merchandise and gas and appliance service operations. HPS' revenues and expenses are included in diversified businesses revenues and diversified businesses selling, general, and administrative expenses, respectively. Prior-year amounts have been reclassified to conform with the current year's presentation.

RESULTS OF OPERATIONS

EARNINGS PER SHARE OF COMMON STOCK

Consolidated earnings per share were $1.93 for 1994 and $1.85 for 1993, an increase of $.08 and $.22 from prior-year amounts, respectively. The changes in earnings per share reflect a higher level of earnings applicable to common stock, offset partially by the larger number of outstanding common shares. The summary below presents the earnings-per-share amounts.


                         1994     1993     1992
Utility business         $1.81    $1.77    $1.52
Diversified businesses     .12      .08      .11
Total                    $1.93    $1.85    $1.63


EARNINGS APPLICABLE TO COMMON STOCK

Earnings applicable to common stock increased $15.7 million in 1994 and $45.9 million in 1993. The 1994 increase reflects higher utility and diversified businesses earnings. The 1993 increase reflects higher utility earnings, slightly offset by lower earnings from diversified businesses.

    Utility earnings increased in 1994 compared to the prior year due to three principal factors: lower operations and maintenance expenses; an increase in the allowance for funds used during construction; and greater sales of electricity. The higher sales of electricity are primarily due to an increased number of customers compared to 1993. The 1994 earnings increase was offset partially by higher depreciation and amortization expense, which includes the write-off of certain Perryman costs (see discussion on page 29). Utility earnings increased in 1993 over 1992 because BGE sold more electricity than in the previous year and because of increased base rates. Three factors produced the increase in sales of electricity: the summer of 1993 was hotter than 1992; commercial customers used more electricity; and the number of residential customers increased. The effect of weather on utility sales is discussed below. The 1993 earnings increases were offset partially by higher operations and maintenance expenses, depreciation and amortization expense, property taxes, and the effect of the Omnibus Budget Reconciliation Act of 1993 (1993 Tax Act), which increased the federal corporate income tax rate to 35% from 34%.

    The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland (PSC); the effect of weather and economic conditions on sales; and competition in the generation and sale of electricity. The base rate increases authorized by the PSC in April 1993 favorably affected utility earnings through April 1994. Several electric fuel rate cases now pending before the PSC discussed in Notes 1 and 13 could also affect future years' earnings.

    Future competition may also affect earnings in ways that are not possible to predict (see discussion on page 33).

    Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. (CHI) and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS), increased during 1994 and decreased during 1993. The reasons for these changes are discussed in the "Diversified Businesses Earnings" section on pages 30 and 31.


EFFECT OF WEATHER ON UTILITY SALES

Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. The degree-days chart below presents information regarding cooling and heating degree days for 1994 and 1993.


                                               30-Year
                           1994       1993     Average
Cooling degree days         949        865        804
Percentage change
 compared to prior year     9.7%      22.3%
Heating degree days       4,670      4,959      4,901
Percentage change
 compared to prior year    (5.8)%     (0.3)%

BGE UTILITY REVENUES AND SALES

Electric revenues changed during 1994 and 1993 because of the following factors:

                              1994      1993
                              (IN MILLIONS)
System sales volumes        $  9.9     $112.4
Base rates                     1.4       58.5
Fuel rates                   (21.5)     (55.0)
Revenues from system sales   (10.2)     115.9
Interchange sales             26.5       27.2
Other revenues                (1.9)       3.5
Total electric revenues     $ 14.4     $146.6

    Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales, discussed separately later. Below is a comparison of the changes in electric system sales volumes.


                       1994     1993
        Residential     0.5%     9.0%
        Commercial     (0.4)     4.1
        Industrial     17.8      2.7
        Total           2.5      5.8


    Sales to residential and commercial customers were essentially unchanged from the prior year due to three factors: the number of customers increased; higher sales from extreme weather conditions early in the year slightly exceeded lower sales from milder weather in the second half of the year; and usage-per-customer decreased. Sales to industrial customers reflect primarily an increase in the sale of electricity to Bethlehem Steel, which purchased more electricity from BGE due to increased steel production and the fact that Bethlehem Steel is now purchasing its full electricity requirements from BGE. Bethlehem Steel is still producing power with its own generating facility, but is now selling the output from this facility to BGE rather than using the power to reduce its requirements. Hotter summer weather was the main reason for the increase in total sales in 1993. The sales increases to the residential and commercial customers reflect significantly hotter summer weather, and to a lesser extent, increased usage and customer growth. Sales to the industrial class reflect increased sales of electricity to Bethlehem Steel to support its increased steel production during 1993.

    Base rates increased slightly during 1994 due to the remaining effect of the PSC's April 1993 rate order, offset partially by the deferral of the portion of energy conservation surcharge billings subject to refund. Base rates increased in 1993 due to the PSC's April 1993 rate order and an increased recovery of eligible electric conservation program costs through the energy conservation surcharge.

    The April 1993 rate order for an annualized electric base rate increase of $84.9 million provided for a higher level of operating expenses and a return on BGE's higher level of electric rate base. The order also reduced the authorized rate of return to 9.40% from the previous rate of 9.94%.

    Under the energy conservation surcharge, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals and will be refunded to customers with interest beginning in the ensuing July when the annual resetting of the conservation surcharge rates occurs. BGE earned in excess of its authorized rate of return on electric operations for the period July 1, 1993 through June 30, 1994. As a result, BGE deferred the portion of electric energy conservation revenues subject to refund for the period December 1993 through November 1994. The deferral of these billings totaled $20.1 million.

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

    Fuel rate revenues decreased during both 1994 and 1993 due to a lower fuel rate, offset partially by increased electric system sales volumes. The rate was lower in both years because of a less-costly twenty-four month generation mix from greater generation at the Calvert Cliffs Nuclear Power Plant compared to the previous year. BGE expects electric fuel rate revenues to remain relatively constant through 1995.

    Interchange sales are sales of BGE' s energy to the Pennsylvania-New Jersey-Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE. Interchange sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE' s available generation is the least costly available to PJM utilities. Interchange sales increased during 1994 and 1993 because BGE had a less-costly generation mix than other PJM utilities. The less-costly mix reflects greater generation from the Brandon Shores Power Plant and the operation of the Calvert Cliffs Nuclear Power Plant.
                                       23

    Gas revenues decreased during 1994 and increased during 1993 because of the following factors:


                                  1994       1993
                                  (IN MILLIONS)
Sales volumes                   $   3.6     $ 0.6
Base rates                          2.4       2.6
Gas cost adjustment revenues      (16.1)     28.8
Other revenues                     (1.8)      0.8
Total gas revenues              $ (11.9)    $32.8


    The changes in gas sales volumes compared to the year before were:


                                     1994      1993
                   Residential        0.6%      2.5%
                   Commercial        (3.4)      2.2
                   Industrial         4.2      (5.8)
                   Total              0.7      (0.6)


    Total gas sales increased during 1994 because of higher sales to residential and industrial customers, offset partially by lower sales to commercial customers. Sales to industrial customers reflect primarily greater usage of natural gas by Bethlehem Steel. Sales to commercial and industrial customers were negatively impacted because delivery service customers either voluntarily switched their fuel source from natural gas to alternate fuels, or were involuntarily interrupted by BGE as a result of extreme winter weather conditions in the first quarter of 1994. Interruptible customers maintain alternate fuel sources and pay reduced rates in exchange for BGE's right to interrupt service during periods of peak demand. Total gas sales decreased during 1993 because of lower sales to industrial customers, offset partially by increased sales to the remainder of the gas-system customers. Sales to industrial customers decreased primarily because of lower use of delivery service gas by Bethlehem Steel and interruptible service customers, who increased their use of alternative fuels. Gas sales to Bethlehem Steel also decreased because of a maintenance outage at their L-Blast furnace. The increases in sales to the residential and commercial classes of customers reflect the colder winter weather during the first quarter of 1993 and an increase in the number of customers.

    Base rates increased slightly in 1994 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. Base rates increased in 1993 for two reasons: the PSC's April 1993 rate order and an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. The April 1993 rate order for an annualized gas base rate increase of $1.6 million provided a return on BGE's higher level of gas rate base.

    Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clauses which are designed to recover actual gas costs (see Note 1). Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues decreased during 1994 primarily because of decreased prices of purchased gas and slightly lower sales volumes subject to the clauses. Gas cost adjustment revenues increased during 1993 primarily because of increased prices to recover higher costs of purchased gas and higher sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because delivery service customers purchase their gas directly from third parties.


BGE UTILITY FUEL AND ENERGY EXPENSES

Electric fuel and purchased energy expenses were as follows:


                               1994      1993      1992
                                    (IN MILLIONS)
Actual costs                  $541.2    $483.9    $445.2
Net recovery of costs
  under electric fuel rate
  clause (see Note 1)            1.1      50.7     111.0
Total expense                 $542.3    $534.6    $556.2


    Actual electric fuel and purchased energy costs increased during 1994 as a result of a more costly actual generation mix and an increase in the net output of electricity generated to meet the demand of BGE's system and the PJM system. The cost of the actual generation mix increased due to higher purchased energy costs and scheduled outages at the Calvert Cliffs Nuclear Power Plant in 1994. Actual electric fuel and purchased energy costs during 1993 increased for two reasons: a higher net output of electricity generated to meet the demand of BGE's system and the PJM system and higher purchased-capacity costs under the Pennsylvania Power & Light Company Energy and Capacity Purchase Agreement.

    Purchased gas expenses were as follows:


                                     1994      1993       1992
                                         (IN MILLIONS)
Actual costs                        $222.7    $246.4     $213.6
Net (deferral) recovery of costs
  under purchased gas adjustment
  clause (see Note 1)                  1.9      (3.7)       0.5
Total expense                       $224.6    $242.7     $214.1

    Actual purchased gas costs decreased during 1994 for two reasons: lower gas prices and lower output associated with the decreased demand for BGE gas. The lower gas prices reflect market conditions and take-or-pay and other supplier refunds, offset by higher costs related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636 and higher demand charges. Actual purchased gas costs increased in 1993 for three reasons: higher gas prices caused by market conditions; higher reservation charges; and higher output to meet greater demand for BGE gas.

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


OTHER OPERATING EXPENSES

     In 1994, in order to more accurately reflect utility operations expense, BGE reclassified the amortization of deferred energy conservation expenditures and deferred nuclear expenditures from operations expense to depreciation and amortization expense. In addition, BGE reclassified diversified businesses' expenses from operations expense to diversified businesses-selling, general, and administrative expense. Prior-year amounts have been reclassified to conform with the current year's presentation.

    Operations expense decreased during 1994 primarily due to labor savings achieved as a result of the Company's employee reduction programs discussed in Note 7 and continuing cost control efforts. These savings offset higher expense from the amortization of the cost of the 1993 and 1992 Voluntary Special Early Retirement Programs (VSERP) and a $10.0 million charge for a bonus paid to employees in lieu of a general wage increase. In addition, operations expense for 1994 decreased because operations expense for 1993 included a $17.2 million charge for certain employee reduction programs, offset partially by a credit to expense equivalent to the $9.8 million cost of termination benefits associated with the Company' s 1992 VSERP.

    Operations expense increased during 1993 due to higher labor costs, employee reduction expenses (see Note 7), postretirement benefit expenses resulting from the implementation of Statement of Financial Accounting Standards No. 106 (see Note 6), and higher nuclear operating costs. These increases were offset partially by the 1993 reversal of the $9.8 million charge originally recorded in 1992 for termination benefits associated with the Company's 1992 VSERP to reflect the ratemaking treatment adopted by the PSC in its April 1993 rate order.

    Operations expense is expected to be reduced in 1995 due to the realization of a full year of cost savings from the employee reduction programs and continuing cost control efforts. These lower costs are expected to exceed other increases in operations expenses.

    Maintenance expense decreased during 1994 due primarily to lower costs at the Calvert Cliffs Nuclear Power Plant. Maintenance expense increased in 1993 because of higher labor costs and higher costs at the Calvert Cliffs Nuclear Power Plant.

    Depreciation and amortization expense increased during 1994 because of the write-off of certain Perryman costs discussed below. Additionally, depreciation and amortization expense increased in 1994 and 1993 because of higher depreciable plant in service and higher levels of energy conservation program costs. The increase in depreciable plant in service resulted from the addition of electric transmission and distribution plant and certain capital additions at the Calvert Cliffs Nuclear Power Plant during 1994 and 1993.

    Initially, BGE had planned to build two combined cycle generating units at its Perryman site. However, due to significant changes in the environment in which utilities operate, BGE now has no plans to construct the second combined cycle generating unit. Accordingly, during the third quarter of 1994, BGE wrote off $15.7 million of the costs associated with that second combined cycle unit. This write-off reduced after-tax earnings during 1994 by $11.0 million or 7 cents per share. Work on the first 140mw combustion turbine at Perryman continues to be on schedule for commercial operation in 1995.

    Depreciation and amortization expense in 1995 will be affected by the completion of a facility-specific study of the cost to decommission the Calvert Cliffs Nuclear Power Plant. This study generated a higher decommissioning cost than the prior estimate which will increase depreciation expense $9 million annually. In addition, the PSC issued an order adjusting BGE' s utility plant depreciation rates to reflect the results of a detailed depreciation study. The new depreciation rates are expected to result in an increase in depreciation accruals of approximately $21 million annually. BGE plans to defer the increased depreciation accruals for recovery in a future base rate proceeding, consistent with previous rate actions of the PSC.

    Taxes other than income taxes increased slightly during 1994 due primarily to higher property taxes resulting from higher levels of utility plant in service. Taxes other than income taxes increased during 1993 because of higher property taxes from the addition of Brandon Shores Unit 2 to the taxable base effective July 1, 1992, higher franchise taxes because of the increase in total electric and gas revenues, and increased payroll taxes.

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

OTHER INCOME AND EXPENSES

     The allowance for funds used during construction (AFC) increased during 1994 because of a higher level of construction work in progress which was offset partially by the lower AFC rate established by the PSC in the April 1993 rate order. AFC was essentially unchanged in 1993 because a higher level of construction work in progress was offset by the lower AFC rate discussed above.

    Net other income and deductions increased in 1994 primarily due to a lower level of charitable contributions and gains realized on the sale of receivables.

    Capitalized interest decreased during 1994 due to lower capitalized interest on the Constellation Companies' power generation systems, offset partially by the accrual by BGE of carrying charges on electric deferred fuel costs excluded from rate base (see Note 5). Capitalized interest increased during 1993 due to the accrual of carrying charges on electric deferred fuel costs excluded from rate base.

    Income tax expense increased during both years because of higher pre-tax earnings. The 1993 increase also reflects the effect of the 1993 Tax Act, which increased the federal corporate income tax rate to 35% from 34%, retroactive to January 1, 1993. As a result, income tax expense related to 1993 operations increased by $4.6 million and the Company' s deferred income tax liability increased by $20.1 million. The Company deferred $12.8 million of the increase in the deferred income tax liability applicable to utility operations for recovery through future rates and charged the remaining $7.3 million to income tax expense. Of this $7.3 million charged to expense, $5.8 million pertains to the Constellation Companies as discussed on page 31.

DIVERSIFIED BUSINESSES EARNINGS

Earnings per share from diversified businesses were:


                                        1994      1993     1992
Constellation Holdings, Inc.
  Power generation systems             $ .10     $ .07    $ .08
  Financial investments                  .03       .10      .09

   Real estate development and senior
      living facilities                 (.03)     (.04)    (.05)
   Effect of 1993 Tax Act                  -      (.04)       -
   Other                                (.01)     (.01)    (.01)
Total Constellation Holdings, Inc.       .09       .08      .11
BGE Home Products & Services, Inc.       .03         -        -
Total diversified businesses           $ .12     $ .08    $ .11


    The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased in 1994 primarily due to payments for the curtailment of output at two wholesale power generating projects as discussed below. Power generation systems earnings during 1993 were essentially unchanged. Earnings for 1993 include $8.0 million of energy tax credits on the commercial operation of the Puna geothermal plant, offset by costs incurred at the Panther Creek waste-coal project in order to resolve fuel quality and other start-up problems.

    The Constellation Companies' investment in wholesale power generating projects includes $177 million representing ownership interests in 16 projects which sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility' s next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $27.4 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.

    Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings decreased during 1994 due to reduced earnings from the investment portfolio. Additionally, 1993 results reflected a $6.1 million gain from the sale of a portion of an investment in a financial guaranty insurance company. Earnings increased slightly in 1993 as compared to 1992 because this gain was substantially offset by lower investment income resulting from the decline in the size of the investment portfolio due to the sale of selected assets to provide liquidity for ongoing businesses of the Constellation Companies.

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

    Earnings from real estate development increased slightly during 1994 due to gains recognized from the sale of two retail centers, an office building, and interests in two senior living facilities. The increases in diversified businesses' revenues and in selling, general, and administrative expenses reflect the proceeds of these sales and the cost of the facilities sold, respectively. Earnings from real estate development and senior living facilities were essentially unchanged in 1993 because a $2.1 million gain on the sale of a substantial portion of the investment in senior living facilities was offset by greater operating losses at other real estate projects. The senior living facilities which were sold contributed real estate revenues and operating expenses of approximately $17 million and $16 million, respectively, in 1993.

    The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. Additionally, the Constellation Companies have been expensing rather than capitalizing interest on certain undeveloped land where development activities were at minimal levels. These factors have affected earnings negatively and are expected to continue to do so until the levels of undeveloped land are reduced. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings. To the extent the real estate market continues to improve, earnings from real estate activities are expected to improve also.

    The Constellation Companies continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes that although the real estate market has improved, until the economy reflects sustained growth and the excess inventory in the market in the Baltimore-Washington corridor goes down, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses. In addition, were the Constellation Companies to change their intent about any project from an intent to hold until market conditions improve to an intent to sell, applicable accounting rules would require a write-down of the project to market value at the time of such change in intent if market value is below book value.

    The Effect of the 1993 Tax Act represents a $5.8 million charge to income tax expense to reflect the increase in the Constellation
Companies' deferred income tax liability because of the increase in the federal corporate tax rate.

    BGE Home Products & Services earnings increased during 1994 primarily due to a gain on the sale of receivables.


ENVIRONMENTAL MATTERS

The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in Note 13 and in this Report under Item 1. Business-Environmental Matters.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the years 1992 through 1994, along with estimated amounts for the years 1995 through 1997, are reflected below.

                                                              1992    1993   1994    1995   1996   1997
                                                                            (IN MILLIONS)
Utility Business:
  Construction expenditures (excluding AFC)
    Electric                                                 $  292  $  360   $339   $233   $219   $206
    Gas                                                          36      51     68     61     71     84
    Common                                                       39      44     42     56     50     35
    Total construction expenditures                             367     455    449    350    340    325
  AFC                                                            22      23     34     35     18     13
  Nuclear fuel (uranium purchases and processing charges)        40      47     42     48     50     52
  Deferred energy conservation expenditures                      20      33     41     44     43     29
  Deferred nuclear expenditures                                  16      14      8      -      -      -
  Retirement of long-term debt and redemption of
    preference stock                                            486     907    203    268     98    164
  Total utility business                                        951   1,479    777    745    549    583
Diversified Businesses:
  Retirement of long-term debt                                  118     222     37     56     65    125
  Investment requirements                                        80      78     51     66     70     40
  Total diversified businesses                                  198     300     88    122    135    165
Total                                                        $1,149  $1,779   $865   $867   $684   $748


BGE UTILITY CAPITAL REQUIREMENTS

BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, one of which is scheduled to be placed in service in 1995 and the second in 1996; the construction of a 140-megawatt combustion turbine at Perryman, scheduled to be placed in service in 1995, which the PSC authorized in an order dated March 25, 1993; and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric expenditures do not include additional generating units.

    During 1994, 1993, and 1992, the internal generation of cash from utility operations provided 72%, 71%, and 81% respectively, of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. In addition, in 1994, $70 million of cash was provided by the sale of certain BGE and HPS receivables (see Note 13). During the three-year period 1995 through 1997, the Company expects to provide through utility operations 100% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

    Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. During the three-year period ended December 31, 1994, BGE's issuances of long-term debt, preference stock, and common stock were $1,557 million, $130 million, and $448 million, respectively. During the same period, retirements and redemptions of BGE's long-term debt and preference stock totaled $1,425 million and $149 million, respectively, exclusive of any redemption premiums or discounts. The increase in issuances and retirements of long-term debt during 1993 reflects the refinancing of a significant portion of BGE's debt in order to take advantage of the favorable interest rate market. The amount and timing of future issuances and redemptions will depend upon market conditions and BGE's actual capital requirements.

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


DIVERSIFIED BUSINESSES CAPITAL REQUIREMENTS

DEBT AND LIQUIDITY

The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on page 31). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has entered into a $50 million revolving credit agreement.


INVESTMENT REQUIREMENTS

The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1995 through 1997 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the amounts on page 32 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

RESPONSE TO REGULATORY CHANGE

Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. It is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years. In response to the competitive forces and regulatory changes, as discussed in Part 1 of this Report under the heading Regulatory Matters and Competition, BGE from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Baltimore Gas and Electric Company

    We have audited the accompanying consolidated balance sheets and statements of capitalization of Baltimore Gas and Electric Company and Subsidiaries at December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, common shareholders' equity, and income taxes for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baltimore Gas and Electric Company and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

    As discussed in Note 13 to the consolidated financial statements, the Public Service Commission of Maryland is currently reviewing the replacement energy costs resulting from the 1989-1991 outages at the Company's nuclear power plant, and the Company established in 1990 a reserve of $35 million for the possible disallowance of replacement energy costs. The ultimate outcome of the fuel rate proceedings, however, cannot be determined but may result in a disallowance in excess of the reserve provided.

     We have also previously audited, in accordance with generally accepted standards, the consolidated balance sheets and statements of capitalization at December 31, 1992, 1991, and 1990, and the related consolidated statements of income, cash flows, common shareholders' equity, and income taxes for each of the two years in the period ended December 31, 1991 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations included in the Selected Financial Data for each of the five years in the period ended December 31, 1994, appearing on page 21 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

                               /s/ Coopers and Lybrand L.L.P.
                               COOPERS & LYBRAND L.L.P.

Baltimore, Maryland
January 20, 1995

                        Consolidated Statements of Income


         YEAR ENDED DECEMBER 31,                             1994           1993       1992
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
   Electric                                               $2,126,581   $2,112,147   $1,965,532
   Gas                                                       421,249      433,163      400,399
   Diversified businesses                                    235,155      196,075      193,605
   Total revenues                                          2,782,985    2,741,385    2,559,536

Expenses Other Than Interest and Income Taxes
   Electric fuel and purchased energy                        542,314      534,628      556,184
   Gas purchased for resale                                  224,590      242,685      214,103
   Operations                                                545,413      574,073      537,593
   Maintenance                                               164,892      181,208      172,248
   Diversified businesses - selling, general, and
     administrative                                          174,834      143,654      131,580
   Depreciation and amortization                             295,950      253,913      229,515
   Taxes other than income taxes                             199,733      194,832      183,004
   Total expenses other than interest and income taxes     2,147,726    2,124,993    2,024,227

Income from Operations                                       635,259      616,392      535,309

Other Income
   Allowance for equity funds used during construction        21,746       14,492       13,892
   Equity in earnings of Safe Harbor Water Power
     Corporation                                               4,349        4,243        4,267
   Net other income and deductions                             6,270        1,575        3,973
   Total other income                                         32,365       20,310       22,132

Income Before Interest and Income Taxes                      667,624      636,702      557,441

Interest Expense
   Interest charges                                          214,347      212,971      211,712
   Capitalized interest                                      (12,427)     (16,167)     (13,800)
   Allowance for borrowed funds used during
     construction                                            (11,766)      (8,040)      (8,165)
   Net interest expense                                      190,154      188,764      189,747

Income Before Income Taxes                                   477,470      447,938      367,694

Income Taxes                                                 153,853      138,072      103,347

Net Income                                                   323,617      309,866      264,347

Preferred and Preference Stock Dividends                      39,922       41,839       42,247

Earnings Applicable to Common Stock                       $  283,695     $268,027   $  222,100

Average Shares of Common Stock Outstanding                   147,100      145,072      136,248

Earnings Per Share of Common Stock                        $     1.93     $   1.85   $     1.63


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

                          Consolidated Balance Sheets


AT DECEMBER 31,                                        1994         1993
                                                        (IN THOUSANDS)
ASSETS
   Current Assets
     Cash and cash equivalents                    $    38,590    $   84,236
     Accounts receivable (net of allowance for
       uncollectibles)                                314,842       401,853
     Fuel stocks                                       70,627        70,233
     Materials and supplies                           149,614       145,130
     Prepaid taxes other than income taxes             57,740        54,237
     Other                                             47,022        38,971
     Total current assets                             678,435       794,660

   Investments and Other Assets
     Real estate projects                             471,435       487,397
     Power generation systems                         311,960       298,514
     Financial investments                            224,340       213,315
     Nuclear decommissioning trust fund                66,891        56,207
     Safe Harbor Water Power Corporation               34,168        34,138
     Senior living facilities                          11,540         2,005
     Other                                             58,824        65,355
     Total investments and other assets             1,179,158     1,156,931

   Utility Plant
     Plant in service
        Electric                                    5,929,996     5,713,259
        Gas                                           616,823       557,942
        Common                                        511,016       487,740
        Total plant in service                      7,057,835     6,758,941
     Accumulated depreciation                      (2,305,372)   (2,161,984)
     Net plant in service                           4,752,463     4,596,957
     Construction work in progress                    506,030       436,440
     Nuclear fuel (net of amortization)               134,012       139,424
     Plant held for future use                         24,320        24,066
     Net utility plant                              5,416,825     5,196,887

   Deferred Charges
     Regulatory assets                                773,034       768,125
     Other                                             96,086        70,436
     Total deferred charges                           869,120       838,561

   Total Assets                                   $ 8,143,538    $7,987,039

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Consolidated Balance Sheets


AT DECEMBER 31,                                         1994          1993
                                                          (IN THOUSANDS)
LIABILITIES AND CAPITALIZATION
   Current Liabilities
     Short-term borrowings                          $  63,700    $       -
     Current portions of long-term debt and
       preference stock                               323,675       44,516
     Accounts payable                                 181,931      195,534
     Customer deposits                                 24,891       22,345
     Accrued taxes                                     19,585       20,623
     Accrued interest                                  60,348       58,541
     Dividends declared                                66,012       63,966
     Accrued vacation costs                            30,917       35,546
     Other                                             30,857       38,716
     Total current liabilities                        801,916      479,787

   Deferred Credits and Other Liabilities
     Deferred income taxes                          1,156,429    1,067,611
     Deferred investment tax credits                  149,394      157,426
     Pension and postemployment benefits              138,835      183,043
     Decommissioning of federal uranium enrichment
       facilities                                      45,836       46,858
     Other                                             59,645       56,974
     Total deferred credits and other liabilities   1,550,139    1,511,912

   Capitalization
     Long-term debt                                 2,584,932    2,823,144
     Preferred stock                                   59,185       59,185
     Redeemable preference stock                      279,500      342,500
     Preference stock not subject to mandatory
       redemption                                     150,000      150,000
     Common shareholders' equity                    2,717,866    2,620,511
     Total capitalization                           5,791,483    5,995,340

   Commitments, Guarantees, and Contingencies -
    See Note 13

Total Liabilities and Capitalization               $8,143,538   $7,987,039

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Statements of Cash Flows

         YEAR ENDED DECEMBER 31,                            1994           1993        1992
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 323,617     $309,866    $ 264,347
   Adjustments to reconcile to net cash provided by
     operating activities
     Depreciation and amortization                          351,064      314,027      273,549
     Deferred income taxes                                   79,278       53,057       26,914
     Investment tax credit adjustments                       (8,192)      (8,444)      (8,854)
     Deferred fuel costs                                     11,461       51,445      105,430
     Accrued pension and postemployment benefits            (41,113)     (25,276)           -
     Allowance for equity funds used during
       construction                                         (21,746)     (14,492)     (13,892)
     Equity in earnings of affiliates and joint
       ventures (net)                                       (20,225)      (4,655)     (11,525)
     Changes in current assets other than sale of
       accounts receivable                                  (10,536)     (37,252)     (26,206)
     Changes in current liabilities, other than
       short-term borrowings                                (24,447)      71,153       (9,614)
     Other                                                    7,153       (6,643)     (31,005)
     Net cash provided by operating activities              646,314      702,786      569,144
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of
     Short-term borrowings (net)                             63,700      (11,900)    (139,600)
     Long-term debt                                         207,169    1,206,350      603,400
     Preference stock                                             -      128,776            -
     Common stock                                            33,869       57,379      355,759
   Proceeds from sale of receivables                         70,000            -            -
   Reacquisition of long-term debt                         (240,853)  (1,012,514)    (687,052)
   Redemption of preference stock                            (4,406)    (144,310)      (2,924)
   Common stock dividends paid                             (220,152)    (211,137)    (189,180)
   Preferred and preference stock dividends paid            (39,950)     (42,425)     (42,300)
   Other                                                       (437)      (7,094)        (399)
   Net cash used in financing activities                   (131,060)     (36,875)    (102,296)
CASH FLOWS FROM INVESTING ACTIVITIES
   Utility construction expenditures (including AFC)       (483,059)    (477,878)    (389,416)
   Allowance for equity funds used during construction       21,746       14,492       13,892
   Nuclear fuel expenditures                                (42,089)     (47,329)     (39,486)
   Deferred nuclear expenditures                             (8,393)     (13,791)     (15,809)
   Deferred energy conservation expenditures                (40,440)     (32,909)     (19,918)
   Contributions to nuclear decommissioning trust fund       (9,780)      (9,699)      (8,900)
   Purchases of marketable equity securities                (52,099)     (46,820)     (49,003)
   Sales of marketable equity securities                     40,585       33,754       56,690
   Other financial investments                                2,469       19,589       44,929
   Real estate projects                                      14,926      (30,330)     (23,385)
   Power generation systems                                  (1,116)     (26,841)     (31,483)
   Other                                                     (3,650)       8,965        4,746
   Net cash used in investing activities                   (560,900)    (608,797)    (457,143)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (45,646)      57,114        9,705
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               84,236       27,122       17,417
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  38,590      $84,236    $  27,122

OTHER CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest (net of amounts capitalized)                $ 184,441     $183,266    $ 183,209
     Income taxes                                         $ 112,923     $126,034    $  87,693

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.
                                       34

         Consolidated Statements of Common Shareholders' Equity

                                                                                        Unrealized
                                                                                         Loss on
                                                                                        Available    Pension
YEARS ENDED DECEMBER 31, 1994, 1993,                    Common Stock        Retained     For Sale   Liability    Total
AND 1992                                             Shares     Amount      Earnings    Securities  Adjustment   Amount
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1991                         126,690  $  979,211   $1,174,095     $   -     $      -   $2,153,306
Net income                                                                    264,347                           264,347
Dividends declared
  Preferred and preference stock                                              (42,247)                          (42,247)
  Common stock ($1.43 per share)                                             (196,601)                         (196,601)
Common stock issued                                   17,098     356,230                                        356,230
Other                                                     (4)       (439)          43                              (396)
BALANCE AT DECEMBER 31, 1992                         143,784   1,335,002    1,199,637         -            -    2,534,639
Net income                                                                    309,866                           309,866
Dividends declared
  Preferred and preference stock                                              (41,839)                          (41,839)
  Common stock ($1.47 per share)                                             (213,407)                         (213,407)
Common stock issued                                    2,250      57,379                                         57,379
Other                                                               (917)      (3,117)                           (4,034)
Pension liability adjustment                                                                         (33,990)     (33,990)
Deferred taxes on pension liability adjustment                                                        11,897       11,897
BALANCE AT DECEMBER 31, 1993                         146,034   1,391,464    1,251,140         -      (22,093)   2,620,511
Net income                                                                    323,617                           323,617
Dividends declared
 Preferred and preference stock                                               (39,922)                          (39,922)
 Common stock ($1.51 per share)                                              (222,180)                         (222,180)
Common stock issued                                    1,493      33,869                                         33,869
Other                                                                 45                                             45
Net unrealized loss on securities                                                        (5,609)                 (5,609)
Deferred taxes on net unrealized loss on securities                                       1,963                   1,963
Pension liability adjustment                                                                           8,573        8,573
Deferred taxes on pension liability adjustment                                                        (3,001)      (3,001)
BALANCE AT DECEMBER 31, 1994                         147,527  $1,425,378   $1,312,655   $(3,646)    $(16,521)  $2,717,866


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   Consolidated Statements of Capitalization


                                                                   AT DECEMBER 31,
                                                                  1994        1993
                                                                  (IN THOUSANDS)
Long-Term Debt
   First Refunding Mortgage Bonds of BGE
     9 1/8% Series, due October l5, 1995                       $ 188,014   $200,000
     5 1/8% Series, due April 15, 1996                            26,454     26,585
     6 1/8% Series, due August 1, 1997                            24,935     24,957
     7% Series, due December 15, 1998                                  -     28,638
     Floating rate series, due  April 15, 1999                   125,000          -
     8.40% Series, due October 15, 1999                           96,225    100,000
     5 1/2% Series, due July 15, 2000                            125,000    125,000
     7 1/4% Series, due April 15, 2001                                 -     59,911
     8 3/8% Series, due August 15, 2001                          122,430    124,980
     7 1/8% Series, due January 1, 2002                           49,957     49,999
     7 1/4% Series, due July 1, 2002                             124,850    125,000
     5 1/2% Installment Series, due July 15, 2002                 11,650     12,080
     6 1/2% Series, due February 15, 2003                        124,947    125,000
     6 1/8% Series, due July 1, 2003                             124,925    125,000
     5 1/2% Series, due April 15, 2004                           125,000    125,000
     6.80% Series, due September 15, 2004                              -     20,000
     7 1/2% Series, due January 15, 2007                         125,000    125,000
     6 5/8% Series, due March 15, 2008                           125,000    125,000
     6.90% Installment Series, due September 15, 2009                  -     55,000
     7 1/2% Series, due March 1, 2023                            124,998    124,998
     7 1/2% Series, due April 15, 2023                           100,000    100,000
     Total First Refunding Mortgage Bonds                      1,744,385  1,802,148
   Other long-term debt of BGE
     Medium-term notes, Series A                                  10,500     23,500
     Medium-term notes, Series B                                 100,000    100,000
     Medium-term notes, Series C                                 173,050    173,050
     Pollution control loan, due July 1, 2011                     36,000     36,000
     Port facilities loan, due June 1, 2013                       48,000     48,000
     Adjustable rate pollution control loan, due July 1, 2014     20,000     20,000
     5.55% Pollution control revenue refunding loan,
       due July 15, 2014                                          47,000     47,000
     Economic development loan, due December 1, 2018              35,000     35,000
     6.00% Pollution control revenue refunding loan,
       due April 1, 2024                                          75,000          -
     Total other long-term debt of BGE                           544,550    482,550
   Long-term debt of Constellation Companies
     Mortgage and construction loans and other
       collateralized notes
         7.67%, due October 1, 1995                               13,000          -
         Variable rates, due through 2009                        116,613    151,251
         7.73%, due March 15, 2009                                 6,152      6,465
     Unsecured notes                                             440,000    440,000
     Total long-term debt of Constellation Companies             575,765    597,716
   Unamortized discount and premium                              (17,593)   (17,754)
   Current portion of long-term debt                            (262,175)   (41,516)
   Total long-term debt                                        2,584,932  2,823,144

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   Consolidated Statements of Capitalization


                                                                 AT DECEMBER 31,
                                                                1994        1993
                                                                  (IN THOUSANDS)
PREFERRED STOCK
   Cumulative, $100 par value, 1,000,000 shares authorized
     Series B, 4 1/2%, 222,921 shares outstanding,
       callable at $110 per share                            $   22,292     $22,292
     Series C, 4%, 68,928 shares outstanding,
       callable at $105 per share                                 6,893       6,893
     Series D, 5.40%, 300,000 shares outstanding,
       callable at $101 per share                                30,000      30,000
   Total preferred stock                                         59,185      59,185

PREFERENCE STOCK
   Cumulative, $100 par value, 6,500,000 shares
     authorized
     Redeemable preference stock
     7.50%, 1986 Series, 455,000 and 470,000 shares
       outstanding. Callable
        at $105 per share prior to October 1, 1996
          and at lesser amounts thereafter                       45,500      47,000
     6.75%, 1987 Series, 455,000 and 485,000 shares
       outstanding. Callable at
        $104.50 per share prior to  April 1, 1997
          and at lesser amounts thereafter                       45,500      48,500
     6.95%, 1987 Series, 500,000 shares outstanding              50,000      50,000
     7.80%, 1989 Series, 500,000 shares outstanding              50,000      50,000
     8.25%, 1989 Series, 500,000 shares outstanding              50,000      50,000
     8.625%, 1990 Series, 650,000 shares outstanding             65,000      65,000
     7.85%, 1991 Series, 350,000 shares outstanding              35,000      35,000
     Current portion of redeemable preference stock             (61,500)     (3,000)
     Total redeemable preference stock                          279,500     342,500

   Preference stock not subject to mandatory redemption
     7.78%, 1973 Series, 200,000 shares outstanding,
       callable at $101 per share                                20,000      20,000
     7.125%, 1993 Series, 400,000 shares outstanding,
       not callable prior to July 1, 2003                        40,000      40,000
     6.97%, 1993 Series, 500,000 shares outstanding,
       not callable prior to October 1, 2003                     50,000      50,000
     6.70%, 1993 Series, 400,000 shares outstanding,
       not callable prior to January 1, 2004                     40,000      40,000
     Total preference stock not subject to mandatory
       redemption                                               150,000     150,000

COMMON SHAREHOLDERS' EQUITY
   Common stock without par value, 175,000,000 shares
     authorized; 147,527,114 and 146,034,014
     shares issued and outstanding at December 31,
       1994 and 1993, respectively . (At December 31,
     1994, 166,893 shares were reserved for the
       Employee Savings Plan and 3,277,655 shares
     were reserved for the Dividend Reinvestment and
       Stock Purchase Plan.)                                  1,425,378   1,391,464
   Retained earnings                                          1,312,655   1,251,140
   Unrealized loss on available for sale securities              (3,646)          -
   Pension liability adjustment                                 (16,521)    (22,093)
   Total common shareholders' equity                          2,717,866   2,620,511

Total Capitalization                                         $5,791,483  $5,995,340

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    Consolidated Statements of Income Taxes


                                                                YEAR ENDED DECEMBER 31,
                                                               1994        1993       1992
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
INCOME TAXES
   Current                                                   $ 82,767   $93,459    $ 85,287
   Deferred
     Change in tax effect of temporary differences             88,896    63,972      44,975
     Change in income taxes recoverable through
       future rates                                            (8,580)  (30,086)    (18,061)
     Deferred taxes credited (charged) to
       shareholders' equity                                    (1,038)   11,897           -
     Deferred taxes charged to expense                         79,278    45,783      26,914
   Effect on deferred taxes of enacted change in
     federal corporate income tax rate
     Increase in deferred tax liability                             -    20,105           -
     Income taxes recoverable through future rates                  -   (12,831)          -
     Deferred taxes charged to expense                              -     7,274           -
   Investment tax credit adjustments                           (8,192)   (8,444)     (8,854)
     Income taxes per Consolidated Statements of
       Income                                                $153,853  $138,072    $103,347
RECONCILIATION OF INCOME TAXES COMPUTED AT STATUTORY
 FEDERAL RATE TO TOTAL INCOME TAXES
   Income before income taxes                                $477,470  $447,938    $367,694
     Statutory federal income tax rate                             35%       35%         34%
     Income taxes computed at statutory federal rate          167,115   156,778     125,016
     Increases (decreases) in income taxes due to
        Depreciation differences not normalized on
          regulated activities                                  9,791     9,253       8,955
        Allowance for equity funds used during
          construction                                         (7,611)   (5,072)     (4,723)
        Amortization of deferred investment tax
          credits                                              (8,164)   (8,444)     (8,854)
        Tax credits flowed through to income                   (1,754)   (9,736)       (804)
        Change in federal corporate income tax
          rate charged to expense                                   -     7,274           -
        Amortization of deferred tax rate
          differential on regulated activities                 (1,885)   (5,789)     (7,365)
        Other                                                  (3,639)   (6,192)     (8,878)
     Total income taxes                                      $153,853  $138,072    $103,347
     Effective federal income tax rate                           32.2%     30.8%       28.1%




AT DECEMBER 31,                                          1994        1993
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
DEFERRED INCOME TAXES
Deferred tax liabilities
   Accelerated depreciation                           $  840,376 $  789,165
   Allowance for funds used during construction          208,726    202,490
   Income taxes recoverable through future rates          93,952     90,950
   Deferred termination and postemployment costs          53,749     55,890
   Deferred fuel costs                                    41,507     45,518
   Leveraged leases                                       31,948     32,613
   Percentage repair allowance                            36,630     35,431
   Other                                                 148,064    125,850
   Total deferred tax liabilities                      1,454,952  1,377,907
Deferred tax assets
   Alternative minimum tax                                71,074     73,203
   Accrued pension and postemployment benefit costs       51,163     64,065
   Deferred investment tax credits                        52,288     55,099
   Other                                                 123,998    117,929
   Total deferred tax assets                             298,523    310,296
Deferred income taxes per Consolidated Balance Sheets $1,156,429 $1,067,611


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BGE and all subsidiaries in which BGE owns directly or indirectly a majority of the voting stock. Intercompany balances and transactions have been eliminated in consolidation. Under this policy, the accounts of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. (HPS) and BNG, Inc. are consolidated in the financial statements, and Safe Harbor Water Power Corporation is reported under the equity method. Corporate joint ventures, partnerships, and affiliated companies in which a 20% to 50% voting interest is held are accounted for under the equity method, unless control is evident, in which case the entity is consolidated. Investments in power generation systems and certain financial investments in which less than a 20% voting interest is held are accounted for under the cost method, unless significant influence is exercised over the entity, in which case the investment is accounted for under the equity method.


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


FUEL AND PURCHASED ENERGY COSTS

Subject to the approval of the PSC, the cost of fuel used in generating electricity, net of revenues from interchange sales, and the cost of gas sold may be recovered through zero-based electric fuel rate (see Note
13) and purchased gas adjustment clauses, respectively. The difference between actual fuel costs and fuel revenues is deferred on the balance sheet to be recovered from or refunded to customers in future periods.

    The electric fuel rate formula is based upon the latest twenty-four-month generation mix and the latest three-month average fuel cost for each generating unit. The fuel rate does not change unless the calculated rate is more than 5% above or below the rate then in effect.

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

    Current tax expense consists solely of regular tax. In certain prior years, tax expense included an alternative minimum tax (AMT) that can be carried forward indefinitely as tax credits to future years in which the regular tax liability exceeds the AMT liability. As of December 31, 1994, this carryforward totaled $71.1 million.

    The investment tax credit (ITC) associated with BGE's regulated utility operations has been deferred and is amortized to income ratably over the lives of the subject property. ITC and other tax credits associated with nonregulated diversified businesses other than leveraged leases are flowed through to income.

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

INVESTMENTS AND OTHER ASSETS

The Company adopted Statement of Financial Accounting Standards No. 115 (Statement No. 115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Securities subject to the requirements of Statement No. 115 are reported at fair value as of December 31, 1994. Certain of Constellation Companies' marketable equity securities totaling $24.3 million are classified as trading securities. These securities are reported as other current assets, and unrealized gains and losses are included in diversified businesses revenues. The investments comprising the nuclear decommissioning trust fund and certain marketable equity securities of CHI are classified as available for sale. Unrealized gains and losses on these securities, as well as CHI's portion of unrealized gains and losses on securities of equity-method investees, are recorded in shareholders' equity. At December 31, 1993 marketable equity securities are stated at the lower of cost or market value.


UTILITY PLANT, DEPRECIATION AND AMORTIZATION, AND DECOMMISSIONING

Utility plant is stated at original cost, which includes material, labor, and, where applicable, construction overhead costs and an allowance for funds used during construction. Additions to utility plant and replacements of units of property are capitalized to utility plant accounts. Utility plant retired or otherwise disposed of is charged to accumulated depreciation. Maintenance and repairs of property and replacements of items of property determined to be less than a unit of property are charged to maintenance expense.

    Depreciation is generally computed using composite straight-line rates applied to the average investment in classes of depreciable property. Vehicles are depreciated based on their estimated useful lives. Effective in 1995, BGE revised its utility plant depreciation rates to reflect the results of a detailed depreciation study. The new rates are expected to result in an increase in depreciation accruals of approximately $21 million annually.

    Depreciation expense for 1994 includes the write-off of certain costs at BGE's Perryman site. Initially, BGE had planned to build two combined cycle generating units at this site. However, due to significant changes in the environment in which utilities operate, BGE now has no plans to construct the second combined cycle generating unit. Accordingly, during the third quarter of 1994, BGE wrote off $15.7 million of the costs associated with that second combined cycle unit. This write-off reduced after-tax earnings during 1994 by $11.0 million or 7 cents per share. Also in 1994, BGE reclassified the amortization of deferred energy conservation expenditures and deferred nuclear expenditures from operations expense to depreciation and amortization expense. Prior-year amounts have been reclassified to conform with the current year's presentation.

    BGE owns an undivided interest in the Keystone and Conemaugh electric generating plants located in western Pennsylvania, as well as in the transmission line which transports the plants' output to the joint owners' service territories. BGE's ownership interest in these plants is 20.99% and 10.56%, respectively, and represents a net investment of $143 million as of December 31, 1994. Financing and accounting for these properties are the same as for wholly owned utility plant.

    Nuclear fuel expenditures are amortized as a component of actual fuel costs based on the energy produced over the life of the fuel. Fees for the future disposal of spent fuel are paid quarterly to the Department of Energy and are accrued based on the kilowatt-hours of electricity sold. Nuclear fuel expenses are subject to recovery through the electric fuel rate.

    Nuclear decommissioning costs are accrued by and recovered through a sinking fund methodology. In its April 1993 rate order, the PSC granted BGE revenue to accumulate a decommissioning reserve of $336 million in 1992 dollars by the end of Calvert Cliffs' service life in 2016, adjusted to reflect expected inflation, to decommission the radioactive portion of the plant. The total decommissioning reserve of $109.8 million and $93.4 million at December 31, 1994 and 1993, respectively, is included in accumulated depreciation in the Consolidated Balance Sheets. In accordance with Nuclear Regulatory Commission (NRC) regulations, BGE has established an external decommissioning trust to which a portion of accrued decommissioning costs have been contributed.

    The NRC requires utilities to provide financial assurance that they will accumulate sufficient funds to pay for the cost of nuclear decommissioning based upon either a generic NRC formula or a facility-specific decommissioning cost estimate. The Company completed a facility-specific study in 1995 which generated an estimate of $521 million in 1993 dollars to decommission the radioactive portion of the plant. The Company plans to use the facility-specific cost estimate as a basis for recording decommissioning expense in 1995, for funding these costs, and providing the requisite financial assurance.


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

    Prior to April 23, 1993, the Company accrued AFC at a pre-tax rate of 9.94%, compounded annually. Effective April 24, 1993, a rate order of the PSC reduced the pre-tax AFC rate to 9.40%, compounded annually.

    The Constellation Companies capitalize interest on qualifying real estate and power generation development projects. BGE capitalizes interest on carrying charges accrued on certain deferred fuel costs as discussed in Note 5.

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


ACCOUNTING STANDARDS ISSUED

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Nos. 114 and 118, regarding accounting for impairment of a loan, effective January 1, 1995. Adoption of these statements is not expected to have a material impact on the Company's financial statements.


NOTE 2. SEGMENT INFORMATION


                                                   1994           1993            1992
                                                          (IN THOUSANDS)
ELECTRIC
  Nonaffiliated revenues                     $2,126,581     $2,112,147      $1,965,532
  Affiliated revenues                               840             -               -
  Total revenues                              2,127,421      2,112,147       1,965,532
  Income from operations                        539,739        534,185         438,057
  Depreciation and amortization                 252,273        219,735         197,853
  Construction expenditures (including AFC)     406,928        419,519         346,728
  Identifiable assets at December 31          6,123,194      6,012,225       5,494,354

GAS
  Total revenues (nonaffiliated)             $  421,249     $  433,163      $  400,399
  Income from operations                         35,205         34,738          40,598
  Depreciation and amortization                  32,478         23,875          21,513
  Construction expenditures (including AFC)      76,131         58,359          42,688
  Identifiable assets at December 31            733,624        690,783         575,513

DIVERSIFIED BUSINESSES
  Nonaffiliated revenues                     $  235,155     $  196,075      $  193,605
  Affiliated revenues                            15,649          6,825           6,468
  Total revenues                                250,804        202,900         200,073
  Income from operations                         60,315         47,469          56,654
  Depreciation and amortization                  11,199         10,303          10,149
  Identifiable assets at December 31          1,158,162      1,166,997       1,090,667

TOTAL
  Nonaffiliated revenues                     $2,782,985     $2,741,385      $2,559,536
  Affiliated revenues                            16,489          6,825           6,468
  Intercompany eliminations                     (16,489)        (6,825)         (6,468)
  Total revenues                              2,782,985      2,741,385       2,559,536
  Income from operations                        635,259        616,392         535,309
  Depreciation and amortization                 295,950        253,913         229,515
  Construction expenditures (including AFC)     483,059        477,878         389,416
  Identifiable assets at December 31          8,014,980      7,870,005       7,160,534
  Other assets at December 31                   128,558        117,034         213,823
  Total assets at December 31                 8,143,538      7,987,039       7,374,357

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

NOTE 3. SUBSIDIARY INFORMATION

    Diversified businesses consist of the operations of Constellation Holdings, Inc. and its subsidiaries, BGE Home Products & Services, Inc.
(HPS), and BNG, Inc. Diversified businesses' operating expenses have been reclassified as diversified businesses-selling, general, and administrative expense in the consolidated statements of income. Prior-year amounts have been reclassified to conform with the current year s presentation.

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

    Effective July 1, 1994, BGE formed a wholly owned subsidiary, BGE Home Products & Services, Inc., which engages in the businesses of appliance and consumer electronics sales and service; heating, ventilation, and air conditioning system sales, installation and service; and home improvements and services.

    BNG, Inc. is a wholly owned subsidiary which engages in natural gas brokering.

    BGE's investment in Safe Harbor Water Power Corporation, a producer of hydroelectric power, represents two-thirds of Safe Harbor's total capital stock, including one-half of the voting stock, and a two-thirds interest in its retained earnings.

    The following is condensed financial information for Constellation Holdings, Inc. and its subsidiaries. The condensed financial information does not reflect the elimination of inter-company balances or transactions which are eliminated in the Company's consolidated financial statements.




                                            1994          1993          1992
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statements
  Revenues
    Real estate projects              $  106,915    $   77,598    $   76,582
    Power generation systems              41,301        24,971        28,084
    Financial investments                 12,126        21,195        21,485
    Total revenues                       160,342       123,764       126,151
  Expenses other than interest
    and income taxes                     107,267        80,707        77,154
  Income from operations                  53,075        43,057        48,997
  Interest expense                       (45,782)      (47,845)      (43,903)
  Capitalized interest                    10,776        14,702        13,800`
  Income tax benefit (expense)            (4,305)        1,984        (3,637)
  Net income                          $   13,764    $   11,898    $   15,257
Contribution to the Company's
  earnings per share of
  common stock                        $      .09    $      .08    $      .11
Balance Sheets
  Current assets                      $   53,034    $   54,039    $   29,899
  Noncurrent assets                    1,055,056     1,036,507       990,273
  Total assets                        $1,108,090    $1,090,546    $1,020,172
  Current liabilities                 $   70,670    $   24,201    $  113,404
  Noncurrent liabilities                 718,846       759,048       611,370
  Shareholders' equity                   318,574       307,297       295,398
     Total liabilities and
       shareholders' equity           $1,108,090    $1,090,546    $1,020,172

NOTE 4. REAL ESTATE PROJECTS AND FINANCIAL INVESTMENTS

Real estate projects consist of the following investments held by the Constellation Companies:

AT DECEMBER 31,                       1994        1993
                                   (IN THOUSANDS)
Properties under development      $267,483    $249,473
Rental and operating properties
  (net of accumulated
  depreciation)                    203,000     237,194
Other real estate ventures             952         730
Total                             $471,435    $487,397

    Financial investments consist of the following investments held by the Constellation Companies:

AT DECEMBER 31,                     1994        1993
                                   (IN THOUSANDS)
Insurance companies             $ 87,700    $ 83,275
Marketable equity securities      51,175      42,681
Financial limited partnerships    48,014      44,903
Leveraged leases                  37,451      38,669
Other securities                       -       3,787
Total                           $224,340    $213,315

    The Constellation Companies' marketable equity securities and the investments comprising the nuclear decommissioning trust fund are classified as available for sale. The fair value and gross unrealized gains and losses for available for sale securities, exclusive of $3.2 million of unrealized net losses on securities of equity-method investees, are as follows:



                                   Fair   Unrealized   Unrealized
AT DECEMBER 31, 1994               Value    Gains         Loss
                                         (IN THOUSANDS)
Marketable equity securities     $ 51,175   $1,276       $1,859
U.S. government agency              5,102        -          113
State municipal bonds              58,034      929        2,599
Total                            $114,311   $2,205       $4,571

   Contractual maturities of debt securities:
                      (IN THOUSANDS)
Less than 1 year       $     -
1-5 years               13,855
5-10 years              46,010
More than 10 years       4,765
Total                  $64,630


     Gross realized gains and losses on available for sale securities totaled $1.1 million and $3.1 million, respectively, in 1994. Net realized gains from financial investments totaled $6.5 million in 1993 and $9.8 million in 1992.


NOTE 5. REGULATORY ASSETS

Certain utility expenses normally reflected in income are deferred on the balance sheet as regulatory assets and liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The following table sets forth BGE's regulatory assets.

AT DECEMBER 31,                             1994         1993
                                             (IN THOUSANDS)
Income taxes recoverable
  through future rates                  $268,436     $259,856
Deferred fuel costs                      118,591      130,052
Deferred nuclear expenditures             90,937       86,726
Deferred termination
  benefit costs                           79,979       96,793
Deferred postemployment
  benefit costs                           73,591       62,892
Deferred cost of
  decommissioning federal
  uranium enrichment facilities           52,748       49,562
Deferred energy conservation
  expenditures                            45,534       38,655
Deferred environmental costs              35,015       32,966
Other                                      8,203       10,623
Total                                   $773,034     $768,125


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

    Deferred fuel costs represent the difference between actual fuel costs and the fuel rate revenues under BGE's fuel clauses (see Note 1). Deferred fuel costs are reduced as they are collected from customers.

    The underrecovered costs deferred under the fuel clauses were as follows:

AT DECEMBER 31,                     1994         1993
                                     (IN THOUSANDS)
Electric
  Costs deferred                $152,815     $155,901
  Reserve for possible
    disallowance of replacement
    energy costs (see Note 13)   (35,000)     (35,000)
  Net electric                   117,815      120,901
Gas                                  776        9,151
Total                           $118,591     $130,052

    Deferred nuclear expenditures represent the net unamortized balance of certain operations and maintenance costs which are being amortized over the remaining life of the Calvert Cliffs Nuclear Power Plant in accordance with orders of the PSC. These expenditures consist of costs incurred from 1979 through 1982 for inspecting and repairing seismic pipe supports, expenditures incurred from 1989 through 1994 associated with nonrecurring phases of certain nuclear operations projects, and expenditures incurred during 1990 for investigating leaks in the pressurizer heater sleeves.

    Deferred termination benefit costs represent the net unamortized balance of the cost of certain termination benefits (see Note 7) applicable to BGE's regulated operations. These costs are being amortized over a five-year period in accordance with rate actions of the PSC.

    Deferred postemployment benefit costs represent the excess of such costs recognized in accordance with Statements of Financial Accounting Standards No. 106 and No. 112 over the amounts reflected in utility rates. These costs will be amortized over a 15-year period beginning in 1998 (see Note 6).

    Deferred cost of decommissioning federal uranium enrichment facilities represents the unamortized portion of BGE's required contributions to a fund for decommissioning and decontaminating the Department of Energy's (DOE) uranium enrichment facilities. The Energy Policy Act of 1992 requires domestic utilities to make such contributions, which are generally payable over a 15-year period with escalation for inflation and are based upon the amount of uranium enriched by DOE for each utility. These costs are being amortized over the contribution period as a cost of fuel.

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

    Electric deferred fuel costs in excess of $72.8 million are excluded from rate base by the PSC for ratemaking purposes. Effective April 24, 1993, BGE has been authorized by the PSC to accrue carrying charges on deferred fuel costs in excess of $72.8 million, net of related deferred income taxes. These carrying charges are accrued prospectively at the 9.40% authorized rate of return. The income effect of the equity funds portion of the carrying charges is being deferred until such amounts are recovered in utility service rates subsequent to the completion of the fuel rate proceeding examining the 1989-1991 outages at Calvert Cliffs Nuclear Power Plant as discussed in Note 13.

NOTE 6. PENSION AND POSTEMPLOYMENT BENEFITS

PENSION BENEFITS

The Company sponsors several noncontributory defined benefit pension plans, the largest of which (the Pension Plan) covers substantially all BGE employees and certain employees of the Constellation Companies and HPS. The other plans, which are not material in amount, provide supplemental benefits to certain non-employee directors and key employees. Benefits under the plans are generally based on age, years of service, and compensation levels.

    Prior service cost associated with retroactive plan amendments is amortized on a straight-line basis over the average remaining service period of active employees.

    The Company's funding policy is to contribute at least the minimum amount required under Internal Revenue Service regulations using the projected unit credit cost method. Plan assets at December 31, 1994 consisted primarily of marketable fixed income and equity securities, group annuity contracts, and short-term investments.

    The tables on page 49 set forth the combined funded status of the plans and the composition of total net pension cost. At December 31, 1994 and 1993, the accumulated pension obligation was greater than the fair value of the Pension Plan's assets. As a result, the Company recorded an additional pension liability, a portion of which was charged to shareholders' equity.

    Net pension cost shown below does not include the cost of termination benefits described in Note 7.

AT DECEMBER 31,                                   1994          1993
                                                 (IN THOUSANDS)
Vested benefit obligation                    $ 622,445     $ 677,069
Nonvested benefit obligation                     8,838        11,359
Accumulated benefit obligation                 631,283       688,428
Projected benefits related to increase
  in future compensation levels                 82,815       109,161
Projected benefit obligation                   714,098       797,589
Plan assets at fair value                     (614,284)     (605,629)
Projected benefit obligation less
  plan asset                                    99,814       191,960
Unrecognized prior service cost                (23,863)      (21,252)
Unrecognized net loss                         (112,546)     (148,450)
Pension liability adjustment                    52,177        58,553
Unamortized net asset from adoption of
  FASB Statement No. 87                          1,586         1,812
Accrued pension liability                    $  17,168     $  82,623


YEAR ENDED DECEMBER 31,                     1994         1993          1992
                                                   (IN THOUSANDS)
Components of net pension cost
  Service cost-benefits earned
    during the period                   $ 15,015     $ 11,645     $  11,771
  Interest cost on projected
    benefit obligation                    58,723       51,183        47,355
  Actual return on plan assets             7,932      (56,225)      (33,685)
  Net amortization and deferral          (60,071)       6,591       (12,257)
  Total net pension cost                  21,599       13,194        13,184
  Amount capitalized as
    construction cost                     (2,578)      (1,800)       (1,839)
  Amount charged to expense             $ 19,021     $ 11,394     $  11,345

The Company also sponsors a defined contribution savings plan covering all eligible BGE employees and certain employees of the Constellation Companies and HPS. Under this plan, the Company makes contributions on behalf of participants. Company contributions to this plan totaled $8.7 million, $9.0 million, and $14.8 million in 1994, 1993, and 1992, respectively.

POSTRETIREMENT BENEFITS

The Company sponsors defined benefit postretirement health care and life insurance plans which cover substantially all BGE employees and certain employees of the Constellation Companies and HPS. Benefits under the plans are generally based on age, years of service, and pension benefit levels. The postretirement benefit (PRB) plans are unfunded. Substantially all of the health care plans are contributory, and participant contributions for employees who retire after June 30, 1992 are based on age and years of service. Retiree contributions increase commensurate with the expected increase in medical costs. The postretirement life insurance plan is noncontributory.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, which requires a change in the method of accounting for postretirement benefits other than pensions from the pay-as-you-go method used prior to 1993 to the accrual method. The transition obligation existing at the beginning of 1993 is being amortized over a 20-year period.

    In April 1993, the PSC issued a rate order authorizing BGE to recognize in operating expense one-half of the annual increase in PRB costs applicable to regulated operations as a result of the adoption of Statement No. 106 and to defer the remainder of the annual increase in these costs for inclusion in BGE's next base rate proceeding. In accordance with the PSC's Order, the increase in annual PRB costs applicable to regulated operations for the period January through April 1993, net of amounts capitalized as construction cost, has been deferred. This amount, which totaled $5.7 million, as well as all amounts to be deferred prior to completion of BGE's next base rate proceeding, will be amortized over a 15-year period beginning in 1998 in accordance with the PSC's Order. This phase-in approach meets the guidelines established by the Emerging Issues Task Force of the Financial Accounting Standards Board for deferring postretirement benefit costs as a regulatory asset. Accrual-basis PRB costs applicable to nonregulated operations are charged to expense.

    The following table sets forth the components of the accumulated postretirement benefit obligation and a reconciliation of these amounts to the accrued postretirement benefit liability.

         AT DECEMBER 31,                                         1994                               1993
                                                                      Life                              Life
                                                     Health Care    Insurance          Health Care    Insurance
                                                                    (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees                                             $ 161,134     $ 45,146           $ 182,638     $ 45,461
  Fully eligible active employees                         15,777          101              19,177          839
  Other active employees                                  44,371       12,597              58,832       15,377
Total accumulated postretirement benefit obligation      221,282       57,844             260,647       61,677
Unrecognized transition obligation                      (158,725)     (46,081)           (179,764)     (48,641)
Unrecognized net gain (loss)                               1,238       (2,141)            (36,675)      (9,072)
Accrued postretirement benefit liability               $  63,795     $  9,622           $  44,208     $  3,964

    The following table sets forth the composition of net post-retirement benefit cost. Net postretirement benefit cost shown below does not include the cost of termination benefits described in
Note 7.

YEAR ENDED DECEMBER 31,                           1994         1993

(IN THOUSANDS)
Net postretirement benefit cost:
  Service cost-benefits earned during
    the period                                $  5,035     $  4,373
  Interest cost on accumulated postretirement
    benefit obligation                          23,037       20,451
  Amortization of transition obligation         11,700       12,021
  Net amortization and deferral                    646            -
  Total net postretirement benefit cost         40,418       36,845
  Amount capitalized as construction cost       (5,773)      (5,898)
  Amount deferred                              (10,213)     (11,965)
  Amount charged to expense                   $ 24,432     $ 18,982

    Postretirement benefit costs recognized under the pay-as-you-go method in 1992 totaled $11.7 million, of which $1.9 million was capitalized and the remainder was charged to expense.


OTHER POSTEMPLOYMENT BENEFITS

The Company provides certain pay continuation payments and health and life insurance benefits to employees of BGE and certain employees of the Constellation Companies and HPS who are determined to be disabled under BGE's Long-Term Disability Plan. The Company adopted Statement of Financial Accounting Standards No. 112, which requires a change in the method of accounting for these benefits from the pay-as-you-go method to an accrual method, as of December 31, 1993. The liability for these benefits totaled $48 million and $52 million as of

    December 31, 1994 and 1993, respectively. The portion of the December 31, 1993 liability attributable to regulated activities was deferred. The amounts deferred will be amortized over a 15-year period beginning in 1998. The adoption of Statement No. 112 did not have a material impact on net income.


ASSUMPTIONS

The pension and postemployment benefit liabilities were determined using the following assumptions.

AT DECEMBER 31,                1994     1993
Assumptions:
  Discount rate                 8.5%     7.5%
  Average increase in
    future compensation levels  4.0%     4.5%
  Expected long-term rate of
    return on assets            9.0%     9.5%

    The health care inflation rates for 1994 are assumed to be 9.0% for Medicare-eligible retirees and 11.5% for retirees not covered by Medicare. Both rates are assumed to decrease by 0.5% annually to an ultimate rate of 5.5% in the years 2001 and 2006, respectively. A one percentage point increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $35 million as of December 31, 1994 and would increase the aggregate of the service cost and interest cost components of postretirement benefit cost by approximately $4 million annually.

NOTE 7. TERMINATION BENEFITS

    BGE offered a Voluntary Special Early Retirement Program (the 1992 VSERP) to eligible employees who retired during the period February 1, 1992 through April 1, 1992. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the one-time cost of termination benefits associated with the 1992 VSERP, which consisted principally of an enhanced pension benefit, was recognized in 1992 and reduced net income by $6.6 million, or 5 cents per common share. In April 1993, the PSC authorized BGE to amortize this charge over a five-year period for ratemaking purposes. Accordingly, BGE established a regulatory asset and recorded a corresponding credit to operating expense for this amount. The reversal of the 1992 VSERP in April 1993 increased net income by $6.6 million, or 5 cents per common share.

    BGE offered a second Voluntary Special Early Retirement Program (the 1993 VSERP) to eligible employees who retired as of February 1, 1994. The one-time cost of the 1993 VSERP consisted of enhanced pension and postretirement benefits. In addition to the 1993 VSERP, further employee reductions have been accomplished through the elimination of certain positions, and various programs have been offered to employees impacted by the eliminations. In accordance with Statement No. 88, the one-time cost of termination benefits associated with the 1993 VSERP and various programs, which totaled $105.5 million, was recognized in 1993. The $88.3 million portion of 1993 VSERP attributable to regulated activities was deferred and is being amortized over a five-year period for ratemaking purposes, beginning in February 1994, consistent with previous rate actions of the PSC. The $17.2 million remaining cost of termination benefits was charged to expense in 1993.

NOTE 8. SHORT-TERM BORROWINGS

    Information concerning commercial paper notes and lines of credit is set forth below. In support of the lines of credit, the Company pays commitment fees. Borrowings under the lines are at the banks' prime rates, base interest rates, or at various money market rates.

                                                                  1994         1993          1992
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
BGE'S COMMERCIAL PAPER NOTES
  Borrowings outstanding at December 31                      $  63,700     $      -     $  11,900
  Weighted average interest rate of notes outstanding
    at December 31                                                6.10%           -%         3.62%
  Unused lines of credit supporting commercial paper
    notes at December 31                                     $ 148,000     $208,000     $ 203,000
  Maximum borrowings during the year                           187,500       96,900       393,650
  Average daily borrowings during the year (a)                  74,001       10,322        98,892
  Weighted average interest rate for the year (b)                 4.83%        3.28%         4.79%

CONSTELLATION COMPANIES' LINES OF CREDIT
  Borrowings outstanding at December 31                      $       -     $      -     $       -
  Weighted average interest rate of borrowings
    outstanding at December 31                                       -%           -%            -%
  Unused lines of credit at December 31                      $       -     $ 20,000     $       -
  Maximum borrowings during the year                                 -            -        60,670
  Average daily borrowings during the year (a)                       -            -        31,773
  Weighted average interest rate for the year (b)                    -%           -%         6.01%

(A) THE SUM OF DOLLAR DAYS OF OUTSTANDING BORROWINGS DIVIDED BY THE NUMBER OF DAYS IN THE PERIOD.
(B) TOTAL INTEREST ACCRUED DURING THE PERIOD DIVIDED BY AVERAGE DAILY
    BORROWINGS.

NOTE 9. LONG-TERM DEBT

FIRST REFUNDING MORTGAGE BONDS OF BGE

Substantially all of the principal properties and franchises owned by BGE, as well as the capital stock of Constellation Holdings, Inc., Safe Harbor Water Power Corporation, HPS and BNG, Inc., are subject to the lien of the mortgage under which BGE's outstanding First Refunding Mortgage Bonds have been issued.

    On August 1 of each year, BGE is required to pay to the mortgage trustee an annual sinking fund payment equal to 1% of the largest principal amount of Mortgage Bonds outstanding under the mortgage during the preceding twelve months. Such funds are to be used, as provided in the mortgage, for the purchase and retirement by the trustee of Mortgage Bonds of any series other than the 5 1/2% Installment Series of 2002, the 9 1/8% Series of 1995, the 8.40% Series of 1999, the 5 1/2% Series of 2000, the 8 3/8% Series of 2001, the 7 1/4% Series of 2002, the 6 1/2% Series of 2003, the 6 1/8% Series of 2003, the 5 1/2% Series of 2004, the 7 1/2% Series of 2007, and the 6 5/8% Series of 2008.


OTHER LONG-TERM DEBT OF BGE

BGE maintains revolving credit agreements that expire at various times during 1996 and 1997. Under the terms of the agreements, BGE may, at its option, obtain loans at various interest rates. A commitment fee is paid on the daily average of the unborrowed portion of the commitment. At December 31, 1994, BGE had no borrowings under these revolving credit agreements and had available $125 million of unused capacity under these agreements.

    The Medium-term Notes Series A mature in February 1996. The weighted average interest rate for notes outstanding at December 31, 1994 is 8.22%.

    The Medium-term Notes Series B mature at various dates from July 1998 through September 2006. The weighted average interest rate for notes outstanding at December 31, 1994 is 8.43%.

    The Medium-term Notes Series C mature at various dates from June 1996 through June 2003. The weighted average interest rate for notes outstanding at December 31, 1994 is 7.16%.

    The principal amounts of the 5 1/2% Installment Series Mortgage Bonds payable each year are as follows:


YEAR
                      (IN THOUSANDS)
1995 through 1997     $          605
1998 and 1999                    690
2000 and 2001                    865
2002                           6,725

LONG-TERM DEBT OF CONSTELLATION COMPANIES

The mortgage and construction loans and other collateralized notes have varying terms. The $116.6 million of variable rate notes require periodic payment of principal and interest with various maturities from September 1995 through July 2009. The $13 million, 7.67% mortgage note requires monthly interest payments and is due October 1, 1995. The $6.2 million, 7.73% mortgage note requires quarterly principal and interest payments through March 15, 2009.

    The unsecured notes outstanding as of December 31, 1994 mature in accordance with the following schedule:

                                        AMOUNT
                                    (IN THOUSANDS)
8.35%, due August 28, 1995            $  20,000
8.71%, due August 28, 1996               23,000
6.19%, due September 9, 1996             10,000
8.93%, due August 28, 1997               52,000
6.65%, due September 9, 1997             15,000
8.23%, due October 15, 1997              30,000
7.05%, due April 22, 1998                25,000
7.06%, due September 9, 1998             20,000
8.48%, due October 15, 1998              75,000
7.30%, due April 22, 1999                90,000
8.73%, due October 15, 1999              15,000
7.55%, due April 22, 2000                35,000
7.43%, due September 9, 2000             30,000
Total                                  $440,000

    The Constellation Companies entered into an unsecured revolving credit agreement on December 9, 1994 in the amount of $50 million. This agreement matures December 9, 1997 and will be used to provide liquidity for general corporate purposes. As of December 31, 1994, the Constellation Companies had no borrowings under this agreement.


WEIGHTED AVERAGE INTEREST RATES FOR VARIABLE RATE DEBT

The weighted average interest rates for variable rate debt during 1994 and 1993 were as follows:

                                          1994     1993
BGE
  Floating rate series mortgage bonds     4.91%       -%
  Pollution control loan                  2.80     2.39
  Port facilities loan                    3.02     2.53
  Adjustable rate pollution control loan  3.13     3.00
  Economic development loan               3.00     2.49

Constellation Companies
  Mortgage and construction loans
    and other collateralized notes        7.27     6.26
  Loans under credit agreements              -     5.94

AGGREGATE MATURITIES

The combined aggregate maturities and sinking fund requirements for all of the Company's long-term borrowings for each of the next five years are as follows:


                       Constellation
YEAR              BGE      Companies
                    (IN THOUSANDS)
1995         $206,063       $ 56,112
1996           71,997         65,201
1997           80,653        125,389
1998           55,396        134,973
1999          251,467        116,425


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

                                   Beginning
Series                   Shares         Year
7.50%, 1986 Series       15,000         1992
6.75%, 1987 Series       15,000         1993
8.25%, 1989 Series      100,000         1995
8.625%, 1990 Series     130,000         1996
7.85%, 1991 Series       70,000         1997


    The combined aggregate redemption requirements for all series of redeemable preference stock for each of the next five years are as follows:

YEAR
              (IN THOUSANDS)
1995             $61,500
1996              26,000
1997              83,000
1998              33,000
1999              33,000

    With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to preference and common stock; all issues of preference stock, whether subject to mandatory redemption or not, rank equally; and all preference stock ranks prior to common stock.


NOTE 11. LEASES

    The Company, as lessee, contracts for certain facilities and equipment under lease agreements with various expiration dates and renewal options. Consistent with the regulatory treatment, lease payments for utility operations are charged to expense. Lease expense, which is comprised primarily of operating leases, totaled $12.7 million, $13.8 million, and $14.0 million for the years ended 1994, 1993, and 1992, respectively.

    The future minimum lease payments at December 31, 1994 for long-term noncancelable operating leases are as follows:

YEAR
                               (IN THOUSANDS)
1995                              $ 4,185
1996                                3,881
1997                                3,447
1998                                2,971
1999                                1,409
Thereafter                          5,347
Total minimum lease payments      $21,240

    Certain of the Constellation Companies, as lessor, have entered into operating leases for office and retail space. These leases expire over periods ranging from 1 to 22 years, with options to renew. The net book value of property under operating leases was $148.8 million at December 31, 1994. The future minimum rentals to be received under operating leases in effect at December 31, 1994 are as follows:

YEAR
                                (IN THOUSANDS)
1995                               $ 13,143
1996                                 12,233
1997                                 11,062
1998                                  9,718
1999                                  9,082
Thereafter                           73,693
Total minimum rentals              $128,931

NOTE 12. TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes were as follows:

YEAR ENDED DECEMBER 31,                                          1994          1993         1992
                                                                        (IN THOUSANDS)
Real and personal property                                   $112,492      $107,958     $100,419
Public service company franchise                               48,143        48,693       45,654
Social security                                                35,269        35,724       34,911
Other                                                          10,307         9,836        9,355
Total taxes other than income taxes                           206,211       202,211      190,339
Amounts included above charged to accounts other than
  taxes                                                        (6,478)       (7,379)      (7,335)
Taxes other than income taxes per Consolidated Statements
  of Income                                                  $199,733      $194,832     $183,004

NOTE 13. COMMITMENTS, GUARANTEES, AND CONTINGENCIES

COMMITMENTS

BGE has made substantial commitments in connection with its construction program for 1995 and subsequent years. In addition, BGE has entered into two long-term contracts for the purchase of electric generating capacity and energy. The contracts expire in 2001 and 2013. Total payments under these contracts were $69.4, $68.7, and $60.6 million during 1994, 1993, and 1992, respectively. At December 31, 1994, the estimated future payments for capacity and energy that BGE is obligated to buy under these contracts are as follows:

YEAR                   (IN THOUSANDS)
1995                     $ 65,249
1996                       62,880
1997                       60,068
1998                       60,699
1999                       60,558
Thereafter                272,826
Total payments           $582,280

    Certain of the Constellation Companies have committed to contribute additional capital and to make additional loans to certain affiliates, joint ventures, and partnerships in which they have an interest. As of December 31, 1994, the total amount of investment requirements committed to by the Constellation Companies is $43.6 million.

    In December, 1994, BGE and HPS entered into agreements with a financial institution whereby BGE and HPS can sell on an ongoing basis up to an aggregate of $40 million and $50 million, respectively, of an undivided interest in a designated pool of customer receivables. Under the terms of the agreements, BGE and HPS have limited recourse on the receivables and have recorded a reserve for credit losses. At December 31, 1994, BGE and HPS had sold $30 million and $40 million of receivables, respectively, under these agreements.


GUARANTEES

BGE has agreed to guarantee two-thirds of certain indebtedness incurred by Safe Harbor Water Power Corporation. The amount of such indebtedness totals $35 million, of which $23.3 million represents BGE' s share of the guarantee. BGE assesses that the risk of material loss on the loans guaranteed is minimal.

    As of December 31, 1994, the total outstanding loans and letters of credit of certain power generation and real estate projects guaranteed by the Constellation Companies were $31.2 million. Also, the Constellation Companies have agreed to guarantee certain other borrowings of various power generation and real estate projects. The Company has assessed that the risk of material loss on the loans guaranteed and performance guarantees is minimal.


ENVIRONMENTAL MATTERS

The Clean Air Act of 1990 (the Act) contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations. Title IV contains provisions for compliance in two separate phases. Phase I of Title IV became effective January 1, 1995, and Phase II of Title IV must be implemented by 2000. BGE met the requirements of Phase I by installing flue gas desulfurization systems and fuel switching and through unit retirements. BGE is currently examining what actions will be required in order to comply with Phase II of the Act. However, BGE anticipates that compliance will be attained by some combination of fuel switching, flue gas desulfurization, unit retirements, or allowance trading.

    At this time, plans for complying with NOx control requirements under Title I of the Act are less certain because all implementation regulations have not yet been finalized by the government. It is expected that by the year 1999 these regulations will require additional

NOx controls for ozone attainment at BGE's generating plants and at other BGE facilities. The controls will result in additional expenditures that are difficult to predict prior to the issuance of such regulations. Based on existing and proposed ozone nonattainment regulations, BGE currently estimates that the NOx controls at BGE's generating plants will cost approximately $70 million. BGE is currently unable to predict the cost of compliance with the additional requirements at other BGE facilities.

    BGE has been notified by the Environmental Protection Agency and several state agencies that it is being considered a potentially responsible party (PRP) with respect to the cleanup of certain environmentally contaminated sites owned and operated by third parties. In addition, a subsidiary of Constellation Holdings, Inc. has been named as a defendant in a case concerning an alleged environmentally contaminated site owned and operated by a third party. Cleanup costs for these sites cannot be estimated, except that BGE's 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could exceed amounts recognized by up to approximately $14 million based on the highest estimate of costs in the range of reasonably possible alternatives. Although the cleanup costs for certain of the remaining sites could be significant, BGE believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

    Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove coal tar. However, no formal legal proceedings have been instituted against BGE. BGE has recognized estimated environmental costs at these sites totaling $37.9 million as of December 31, 1994. These costs, net of accumulated amortization, have been deferred as a regulatory asset (see Note 5). The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.


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

    In addition, in the event of an incident at any commercial nuclear power plant in the country, BGE could be assessed for a portion of any third party claims associated with the incident. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $8.92 billion. If third party claims relating to such an incident exceed $200 million (the amount of primary insurance), BGE's share of the total liability for third party claims could be up to $159 million per incident, that would be payable at a rate of $20 million per year.

    BGE and other operators of commercial nuclear power plants in the United States are required to purchase insurance to cover claims of certain nuclear workers. Other non-governmental commercial nuclear facilities may also purchase such insurance. Coverage of up to $400 million is provided for claims against BGE or others insured by these policies for radiation injuries. If certain claims were made under these policies, BGE and all policyholders could be assessed, with BGE' s share being up to $6.08 million in any one year.

    For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance, including $1.4 billion from an industry mutual insurance company. If accidents at any insured plants cause a shortfall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE's share being up to $14.3 million.

    If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by the same industry mutual insurance company for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If an outage at any insured plant causes a short-fall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE' s share being up to $9.4 million.


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

    During 1989, 1990, and 1991, BGE experienced extended outages at its Calvert Cliffs Nuclear Power Plant. In the Spring of 1989, a leak was discovered around the Unit 2 pressurizer heater sleeves during a refueling outage. BGE shut down Unit 1 as a precautionary measure on May 6, 1989 to inspect for similar leaks and none were found. However, Unit 1 was out of service for the remainder of 1989 and 285 days of 1990 to undergo maintenance and modification work to enhance the reliability of various safety systems, to repair equipment, and to perform required periodic surveillance tests. Unit 2, which returned to service on May 4, 1991, remained out of service for the remainder of 1989, 1990, and the first part of 1991 to repair the pressurizer, perform maintenance and modification work, and complete the refueling. The replacement energy costs associated with these extended outages for both units at Calvert Cliffs, concluding with the return to service of Unit 2, is estimated to be $458 million.

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


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value of financial instruments included in the Consolidated Balance Sheets.

AT DECEMBER 31,                             1994                          1993
                                  Carrying           Fair       Carrying           Fair
                                    Amount          Value         Amount          Value
                                                     (IN THOUSANDS)
Current assets                   $  382,776    $  382,776     $  496,919     $  496,919
Investments and other assets        138,978       137,782        125,046        129,752
Current liabilities                 768,932       768,932        443,968        443,968
Capitalization                    2,864,432     2,699,103      3,165,644      3,303,616

    Financial instruments included in current assets are cash and cash equivalents, net accounts receivable, trading securities, and miscellaneous loans receivable of the Constellation Companies. Financial instruments included in current liabilities represent total current liabilities from the balance sheet excluding accrued vacation costs. The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these instruments.

    Investments and other assets include investments in common and preferred securities, which are classified as financial investments in the balance sheet, and the nuclear decommissioning trust fund. The fair value of investments and other assets is based on quoted market prices where available. Certain investments with a carrying amount of $70 million at December 31, 1994 and 1993 are excluded from the amounts shown in investments and other assets because it was not practicable to determine their fair values. These investments include partnership investments in public and private equity and debt securities, partnership investments in solar powered energy production facilities, and investments in stock trusts.

    Financial instruments included in capitalization are long-term debt and redeemable preference stock. The fair value of fixed-rate long-term debt and redeemable preference stock is estimated using quoted market prices where available or by discounting remaining cash flows at the current market rate. The carrying amount of variable-rate long-term debt approximates fair value.

    BGE and the Constellation Companies have loan guarantees totalling $23.3 million and $17.0 million, respectively, at December 31, 1994 and $26.7 and $36.0 million, respectively, at December 31, 1993 for which it is not practicable to determine fair value. It is not anticipated that these loan guarantees will need to be funded.

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

                                                       Quarter Ended                        Year Ended
                                     March 31     June 30   September 30    December 31    December 31
                                                     (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues                             $767,686    $651,152       $753,878       $610,269     $2,782,985
Income from operations                162,559     136,778        232,472        103,450        635,259
Net income                             82,145      66,708        126,616         48,148        323,617
Earnings applicable to common stock    72,114      56,687        116,714         38,180        283,695
Earnings per share of common stock       0.49        0.39           0.79           0.26           1.93

1993
Revenues                             $701,785    $583,812       $793,968       $661,820     $2,741,385
Income from operations                135,429     106,890        287,519         86,554        616,392
Net income                             65,796      55,876        157,058         31,136        309,866
Earnings applicable to common stock    55,276      45,300        146,511         20,940        268,027
Earnings per share of common stock       0.38        0.31           1.01           0.14           1.85

RESULTS FOR THE FIRST QUARTER OF 1994 REFLECT A $10.0 MILLION ONE-TIME BONUS PAID TO EMPLOYEES IN LIEU OF A GENERAL INCREASE.

RESULTS FOR THE THIRD QUARTER OF 1994 REFLECT THE $15.7 MILLION ($11.0 MILLION AFTER-TAX) WRITE-OFF OF CERTAIN PERRYMAN COSTS (SEE NOTE 1).

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

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.
                                       53

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 7 through 13 under "Item 1. Election of 14 Directors -- Compensation of Executive Officers by the Company" in the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Report:

      1. Financial Statements:
         Auditors' Report dated January 20, 1995 of Coopers & Lybrand L.L.P., Independent Auditors

         Consolidated Statements of Income for three years ended December 31,
         1994

         Consolidated Balance Sheets at December 31, 1994 and December 31,
         1993

         Consolidated Statements of Cash Flows for three years ended December 31, 1994

         Consolidated Statements of Common Shareholders' Equity for three years ended December 31, 1994

         Consolidated Statements of Capitalization at December 31, 1994 and December 31, 1993

         Consolidated Statements of Income Taxes for three years ended December 31, 1994

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules:

         Schedule II -- Valuation and Qualifying Accounts

      Schedules other than those listed above are omitted as not applicable or not required.

      3. Exhibits Required by Item 601 of Regulation S-K Including Each Management Contract or Compensatory Plan or Arrangement
         Required to be Filed as an Exhibit.

EXHIBIT
NUMBER
  *3(a)  -- Charter of BGE, restated as of October 13, 1993. (Designated as Exhibit No. 3(b) in Form 10-Q
            dated November 12, 1993, File No. 1-1910.)

  *3(b)  -- By-Laws of BGE, as amended to March 1, 1993. (Designated as Exhibit No. 3(c) in Form 10-K
            Annual Report for 1992, File No. 1-1910.)

   4(a)  -- Indenture and Supplemental Indentures between BGE and Bankers Trust Company, Trustee:

                                                DESIGNATED IN
                                                                                                   EXHIBIT
                 DATED           FILE NO.                                                           NUMBER
          *February 1, 1919      2-2640                                                              B-3
          *December 1, 1920      2-2640                                                              B-4
          *October 1, 1921       2-2640                                                              B-5
          *September 1, 1922     2-2640                                                              B-6
          *June 1, 1925          2-2640                                                              B-7
          *March 1, 1929         2-2640                                                              B-8
          *July 1, 1930          2-2640                                                              B-9
          *June 1, 1931          2-2640                                                              B-10
          *November 1, 1934      2-2640                                                              B-11
          *May 1, 1935           2-2640                                                              B-12
          *July 1, 1935          2-2640                                                              B-13
          *December 1, 1936      2-3708                                                              B-14
          *June 15, 1938         1-1910-2   (Form 8-K Report for June 1938)                           1
          *June 1, 1939          2-4625                                                              B-15
          *January 1, 1941       2-6296                                                              B-16
          *April 1, 1946         2-7020                                                              7-17
          *March 1, 1948         1-1910-2   (Form 8-K Report for March 1948)                          1
          *December 19, 1949     2-8740                                                              7-19
          *December 20, 1949     2-8740                                                              7-20
          *June 15, 1950         2-8740                                                              7-21
          *January 15, 1951      2-9916                                                              4-30
          *June 1, 1953          2-9916                                                              4-33
          *July 15, 1954         2-11676                                                             4-3
          *December 1, 1955      2-13127                                                             4-3
          *March 1, 1958         1-1910-P   (Form 8-A dated March 12, 1958)                          1-2
          *June 1, 1960          1-1910     (Form 8-K for June 1960)                                  1
          *July 15, 1962         1-1910     (Form 8-K for July 1962)                                  1
          *July 15, 1964         2-23763                                                             2-3
          *July 26, 1965         2-24800                                                             2-3
          *April 15, 1966        2-26278                                                             4-3
          *June 16, 1967         2-27005                                                             2-3
          *August 1, 1967        1-1910     (Form 10-K Annual Report for 1967)                       D-1
          *December 15, 1968     1-1910     (Form 10-K Annual Report for 1968)                       D-1
          *September 15, 1969    2-35453                                                             2-6
          *April 1 1970          1-1910     (Form 8-A dated March 30, 1970)                          2(b)
          *July 1, 1970          1-1910     (Form 8-A dated June 30, 1970)                           2(c)
          *September 15, 1970    2-39561                                                             2-4
          *April 15, 1971        2-41252                                                             2-4
          *September 1, 1971     2-42574                                                             2-4
          *January 1, 1972       1-1910     (Form 10-K Annual Report for 1971)                       A-2
          *July 1, 1972          2-45452                                                             2-3
          *September 15, 1972    1-1910     (Form 10-K Annual Report for 1972)                       A-1
          *August 15, 1973       1-1910     (Form 8-K Report for August 1973)                        3-4
          *February 1, 1974      1-1910     (Form 10-K Annual Report for 1973)                       A-1
          *July 1, 1974          1-1910     (Form 8-A dated July 5, 1974)                            2(b)
          *September 15, 1974    1-1910     (Form 8-A dated September 13,1974)                       2(b)
          *August 1, 1975        1-1910     (Form 8-A dated August 5, 1975)                          2(b)
          *September 15, 1976    1-1910     (Form 8-A dated September 24, 1976)                      2(b)
          *July 15, 1977         2-59772                                                             2-3
           (3 Indentures)

                                                      DESIGNATED IN
                                                                                         EXHIBIT
       DATED           FILE NO.                                                           NUMBER
*September 15, 1977    1-1910     (Form 8-A dated September 23, 1977)                      2(c)
*July 1, 1978          1-1910     (Form 8-A dated June 30, 1978)                           2(b)
*September 15, 1979    1-1910     (Form 10-Q dated November 14, 1979)                  2-5 and 2-6
 (2 Indentures)
*September 15, 1980    1-1910     (Form 8-A dated September 12, 1980)                      2(b)
*July 8, 1981          1-1910     (Form 10-Q dated August 17, 1981)                      20-2(c)
*October 1, 1981       1-1910     (Form 8-A dated September 29, 1981)                      2(b)
*July 15, 1982         1-1910     (Form 8-A dated July 28, 1982)                           2(b)
*March 1, 1986         1-1910     (Form 8-A dated February 24, 1986, as amended by          2
                                   Form 8 dated March 3, 1986)
*June 15, 1987         1-1910     (Form 8-K Report for July 29, 1987)                      4(a)
*October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                      4(a)
*October 15, 1990      33-38803   (Form S-3 Registration)                                  4(a)
*August 15, 1991       33-45259   (Form S-3 Registration)                                4(a)(i)
*January 15, 1992      33-45259   (Form S-3 Registration)                                4(a)(ii)
*July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)                   4(a)
*February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                     4(a)(i)
*March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                     4(a)(ii)
*March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)                    4(a)(iii)
*April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                            4
*July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                        4(a)
*July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                        4(b)
*October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                       4
*March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                       4(a)

*4(b)    -- Indenture dated July 1, 1985, between BGE and Mercantile-Safe Deposit and Trust Company, Trustee.
            (Designated in Registration File No. 2-98443 as Exhibit 4(a)); as supplemented by Supplemental
            Indentures dated as of October 1, 1987 (Designated in Form 8-K, dated November 13, 1987, File No.
            1-1910 as Exhibit 4(a)) and as of January 26, 1993 (Designated in Form 8-K, dated January 29, 1993,
            File No. 1-1910 as Exhibit 4(b).)
 10(a)   -- Baltimore Gas and Electric Company Executive Benefits Plan, as amended and restated.
*10(b)   -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit No. 10(b)
            to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
 10(c)   -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan.
*10(d)   -- Baltimore Gas and Electric Company Non-qualified Deferred Compensation Plan for Executive Officers.
            (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended December 31,
            1992, File No. 1-1910.)
*10(e)   -- Baltimore and Gas and Electric Company Non-qualified Deferred Compensation Plan for Non-Employee
            Directors (formerly Baltimore Gas and Electric Company Deferred Compensation Plan for Non-Employee
            Directors). (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
            December 31, 1993, File No. 1-1910.)
 10(f)   -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated.
*10(g)   -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as Exhibit
            No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
 10(h)   -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric Company and
            Citibank, N.A.
 10(i)   -- Constellation Holdings, Inc., Summary of Amended Executive Benefits Plan.
*10(j)   -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No. 10(g) to
            the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
*10(k)   -- Amended Summary 1992 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit
            No. 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
 10(l)   -- Summary 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc.

 12      -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined
            Fixed Charges and Preferred and Preference Dividend Requirements.
 21      -- Subsidiaries of the Registrant.
 23      -- Consent of Coopers & Lybrand L.L.P., Independent Auditors (see page 62 in this Form 10-K).
 27      -- Financial Data Schedule.
*99(a)   -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a) to the
            Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
*99(b)   -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland. (Designated
            as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31, 1987, File No.
            1-1910.)

*Incorporated by Reference.
   (b) Reports on Form 8-K: None
                                       57

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     COLUMN C
                                                COLUMN B             ADDITIONS
                                                BALANCE     CHARGED                                              COLUMN E
                                                   AT         TO                                                 BALANCE
                                                BEGINNING    COSTS     CHARGED TO OTHER         COLUMN D          AT END
COLUMN A                                           OF         AND        ACCOUNTS --        (DEDUCTIONS) --         OF
DESCRIPTION                                      PERIOD     EXPENSES       DESCRIBE             DESCRIBE          PERIOD
                                                                             (IN THOUSANDS)
Reserves deducted in the Balance Sheet from
  the assets to which they apply:
  Accumulated Provision for Uncollectibles
     1994....................................   $13,957     $20,557         $    -              $(19,554)(A)     $14,960
     1993....................................    12,484      19,155              -               (17,682)(A)      13,957
     1992....................................    11,911      18,910              -               (18,337)(A)      12,484
  Valuation Allowance --
     Net unrealized loss on available for
     sale securities
     1994....................................         -           -          5,609(B)                  -           5,609
     1993....................................         -           -              -                     -               -
     1992....................................         -           -              -                     -               -
  Provision for possible disallowance of
     replacement energy costs
     1994....................................    35,000           -              -                     -          35,000
     1993....................................    35,000           -              -                     -          35,000
     1992....................................    35,000           -              -                     -          35,000
  Loan loss reserve
     1994....................................     5,123           -              -                (5,123)(C)           -
     1993....................................     4,382         741              -                     -           5,123
     1992....................................     3,856         526              -                     -           4,382
  Energy project reserves
     1994....................................     1,778          28              -                     -           1,806
     1993....................................       492       1,286              -                     -           1,778
     1992....................................       494           -              -                    (2)(D)         492

(A) Represents principally net amounts charged off as uncollectible.
(B) Represents net unrealized loss charged to common shareholders' equity.
(C) Represents reversal of loan loss reserve due to reclassification of this amount as part of the purchase price of certain real estate partnership interests.
(D) Represents recovery of subsidiary's project development costs previously reversed as uncollectible.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BALTIMORE GAS AND ELECTRIC COMPANY
                                                       (REGISTRANT)
                                          By /s/        C. H. POINDEXTER
Date: March 17, 1995
                                                      C. H. POINDEXTER
                                                   CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                       DATE
Principal executive officer and director:
         By /s/    C. H. POINDEXTER           Chairman of the Board and Director    March 17, 1995
                   C. H. POINDEXTER
Principal financial and accounting officer:
         By /s/    C. W. SHIVERY            Vice President and Secretary          March 17, 1995
                   C. W. SHIVERY
Directors:
           /s/     B. B. BYRON             Director                              March 17, 1995
                   B. B. BYRON
           /s/     J. O. COLE              Director                              March 17, 1995
                   J. O. COLE
           /s/     D. A. COLUSSY           Director                              March 17, 1995
                   D. A. COLUSSY
           /s/     E. A. CROOKE            Director                              March 17, 1995
                   E. A. CROOKE
           /s/     J. R. CURTISS           Director                              March 17, 1995
                   J. R. CURTISS
           /s/     F. A. HRABOWSKI III     Director                              March 17, 1995
                   F. A. HRABOWSKI
           /s/     N. LAMPTON              Director                              March 17, 1995
                   N. LAMPTON
           /s/     G. V. MCGOWAN           Director                              March 17, 1995
                   G. V. MCGOWAN

         /s/               G. L. RUSSELL, JR.           Director                              March 17, 1995
                  G. L. RUSSELL, JR.
         /s/                  M. D. SULLIVAN            Director                              March 17, 1995
                    M. D. SULLIVAN

                                 EXHIBIT INDEX

EXHIBIT   PAGE
NUMBER   NUMBER
  *3(a)           -- Charter of BGE, restated as of October 13, 1993. (Designated as Exhibit No. 3(b) in Form 10-Q
                     dated November 12, 1993, File No. 1-1910.)
  *3(b)           -- By-Laws of BGE, as amended to March 1, 1993. (Designated as Exhibit No. 3(c) in Form 10-K
                     Annual Report for 1992, File No. 1-1910.)
   4(a)           -- Indenture and Supplemental Indentures between BGE and Bankers Trust Company, Trustee:

                             DESIGNATED IN
                                                                                                      EXHIBIT
                         DATED           FILE NO.                                                      NUMBER
                  *February 1, 1919      2-2640                                                         B-3
                  *December 1, 1920      2-2640                                                         B-4
                  *October 1, 1921       2-2640                                                         B-5
                  *September 1, 1922     2-2640                                                         B-6
                  *June 1, 1925          2-2640                                                         B-7
                  *March 1, 1929         2-2640                                                         B-8
                  *July 1, 1930          2-2640                                                         B-9
                  *June 1, 1931          2-2640                                                         B-10
                  *November 1, 1934      2-2640                                                         B-11
                  *May 1, 1935           2-2640                                                         B-12
                  *July 1, 1935          2-2640                                                         B-13
                  *December 1, 1936      2-3708                                                         B-14
                  *June 15, 1938         1-1910-2   (Form 8-K Report for June 1938)                      1
                  *June 1, 1939          2-4625                                                         B-15
                  *January 1, 1941       2-6296                                                         B-16
                  *April 1, 1946         2-7020                                                         7-17
                  *March 1, 1948         1-1910-2   (Form 8-K Report for March 1948)                     1
                  *December 19, 1949     2-8740                                                         7-19
                  *December 20, 1949     2-8740                                                         7-20
                  *June 15, 1950         2-8740                                                         7-21
                  *January 15, 1951      2-9916                                                         4-30
                  *June 1, 1953          2-9916                                                         4-33
                  *July 15, 1954         2-11676                                                        4-3
                  *December 1, 1955      2-13127                                                        4-3
                  *March 1, 1958         1-1910-P   (Form 8-A dated March 12, 1958)                     1-2
                  *June 1, 1960          1-1910     (Form 8-K for June 1960)                             1
                  *July 15, 1962         1-1910     (Form 8-K for July 1962)                             1
                  *July 15, 1964         2-23763                                                        2-3
                  *July 26, 1965         2-24800                                                        2-3
                  *April 15, 1966        2-26278                                                        4-3
                  *June 16, 1967         2-27005                                                        2-3
                  *August 1, 1967        1-1910     (Form 10-K Annual Report for 1967)                  D-1
                  *December 15, 1968     1-1910     (Form 10-K Annual Report for 1968)                  D-1
                  *September 15, 1969    2-35453                                                        2-6
                  *April 1 1970          1-1910     (Form 8-A dated March 30, 1970)                     2(b)
                  *July 1, 1970          1-1910     (Form 8-A dated June 30, 1970)                      2(c)
                  *September 15, 1970    2-39561                                                        2-4
                  *April 15, 1971        2-41252                                                        2-4
                  *September 1, 1971     2-42574                                                        2-4
                  *January 1, 1972       1-1910     (Form 10-K Annual Report for 1971)                  A-2
                  *July 1, 1972          2-45452                                                        2-3
                  *September 15, 1972    1-1910     (Form 10-K Annual Report for 1972)                  A-1
                  *August 15, 1973       1-1910     (Form 8-K Report for August 1973)                   3-4
                  *February 1, 1974      1-1910     (Form 10-K Annual Report for 1973)                  A-1
                  *July 1, 1974          1-1910     (Form 8-A dated July 5, 1974)                       2(b)
                  *September 15, 1974    1-1910     (Form 8-A dated September 13,1974)                  2(b)

                                                                      DESIGNATED IN
EXHIBIT   PAGE                                                                                        EXHIBIT
NUMBER   NUMBER          DATED           FILE NO.                                                      NUMBER
                  *August 1, 1975        1-1910     (Form 8-A dated August 5, 1975)                     2(b)
                  *September 15, 1976    1-1910     (Form 8-A dated September 24, 1976)                 2(b)
                  *July 15, 1977         2-59772                                                        2-3
                   (3 Indentures)
                  *September 15, 1977    1-1910     (Form 8-A dated September 23, 1977)                 2(c)
                  *July 1, 1978          1-1910     (Form 8-A dated June 30, 1978)                      2(b)
                  *September 15, 1979    1-1910     (Form 10-Q dated November 14, 1979)             2-5 and 2-6
                   (2 Indentures)
                  *September 15, 1980    1-1910     (Form 8-A dated September 12, 1980)                 2(b)
                  *July 8, 1981          1-1910     (Form 10-Q dated August 17, 1981)                 20-2(c)
                  *October 1, 1981       1-1910     (Form 8-A dated September 29, 1981)                 2(b)
                  *July 15, 1982         1-1910     (Form 8-A dated July 28, 1982)                      2(b)
                  *March 1, 1986         1-1910     (Form 8-A dated February 24, 1986, as amended        2
                                                     by Form 8 dated March 3, 1986)
                  *June 15, 1987         1-1910     (Form 8-K Report for July 29, 1987)                 4(a)
                  *October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                 4(a)
                  *October 15, 1990      33-38803   (Form S-3 Registration)                             4(a)
                  *August 15, 1991       33-45259   (Form S-3 Registration)                           4(a)(i)
                  *January 15, 1992      33-45259   (Form S-3 Registration)                           4(a)(ii)
                  *July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)              4(a)
                  *February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                4(a)(i)
                  *March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                4(a)(ii)
                  *March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)               4(a)(iii)
                  *April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                       4
                  *July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                   4(a)
                  *July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                   4(b)
                  *October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                  4
                  *March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                  4(a)

  *4(b)           -- Indenture dated July 1, 1985, between BGE and Mercantile-Safe Deposit and Trust Company,
                     Trustee. (Designated in Registration File No. 2-98443 as Exhibit 4(a)); as supplemented by
                     Supplemental Indentures dated as of October 1, 1987 (Designated in Form 8-K, dated November
                     13, 1987, File No. 1-1910 as Exhibit 4(a)) and as of January 26, 1993 (Designated in Form
                     8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)
  10(a)           -- Baltimore Gas and Electric Company Executive Benefits Plan as amended and restated.
 *10(b)           -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit
                     No. 10(b) to the Annual Report on Form 10-K for the year ended December 31, 1992, File No.
                     1-1910.)
  10(c)           -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan.
 *10(d)           -- Baltimore Gas and Electric Company Non-qualified Deferred Compensation Plan for Executive
                     Officers. (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
 *10(e)           -- Baltimore and Gas and Electric Company Non-qualified Deferred Compensation Plan for
                     Non-Employee Directors (formerly Baltimore Gas and Electric Company Deferred Compensation
                     Plan for Non-Employee Directors). (Designated as Exhibit No. 10(f) to the Annual Report on
                     Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
  10(f)           -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated.
 *10(g)           -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as
                     Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993,
                     File No. 1-1910.)
  10(h)           -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric
                     Company and Citibank, N.A.
  10(i)           -- Constellation Holdings, Inc., Summary of Amended Executive Benefits Plan.

EXHIBIT    PAGE
NUMBER    NUMBER
 *10(j)           -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No.
                     10(g) to the Annual Report on Form 10-K for the year ended December 31, 1992, File No.
                     1-1910.)
 *10(k)           -- Amended Summary 1992 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated
                     as Exhibit No. 10(k) to the Annual Report on Form 10-K for the year ended December 31,
                     1993, File No. 1-1910.)
  10(l)           -- Summary 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc.
     12           -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to
                     Combined Fixed Charges and Preferred and Preference Dividend Requirements.
     21           -- Subsidiaries of the Registrant.
     23           -- Consent of Coopers & Lybrand L.L.P., Independent Auditors (see page 62 in this Form 10-K).
     27           -- Financial Data Schedule.
 *99(a)           -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a)
                     to the Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
 *99(b)           -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland.
                     (Designated as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December
                     31, 1987, File No. 1-1910.)

*Incorporated by Reference.
   (b) Reports on Form 10-K: None
                                       63