Form 10-Q
period 1995-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1995-05-15
CIK 9466

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 1995
Commission file number 1-1910

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


Yes   X        No
Common Stock, without par value - 147,527,114 shares outstanding on April 30, 1995.

                                                                  BALTIMORE GAS AND ELECTRIC COMPANY


                                                                         PART I. FINANCIAL INFORMATION



                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                       Quarter Ended March 31,

                                                                                1995         1994

                                                                     (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ................................................  $ 507,825   $   517,147
                  Gas .....................................................    152,784       205,186
                  Diversified businesses ..................................     54,642        45,353

                  Total revenues ............................................. 715,251       767,686

                Expenses Other Than Interest and In
                  Electric fuel and purchased energy ......................    147,454       126,554
                  Gas purchased for resale ................................     81,803       126,926
                  Operations ..............................................    131,535       150,139
                  Maintenance .............................................     36,881        45,446
                  Diversified businesses - selling, general, and administrativ  38,649        33,489
                  Depreciation and amortization ...........................     76,648        69,778
                  Taxes other than income taxes ...........................     54,122        52,795

                  Total expenses other than interest and income taxes .....    567,092       605,127

                Income From Operations ....................................    148,159       162,559

                Other Income
                  Allowance for equity funds used during construction .....      5,369         5,074
                  Equity in earnings of Safe Harbor Water Power Corporation      1,107         1,089
                  Net other income and deductions .........................     (2,578)          607

                  Total other income ......................................      3,898         6,770

                Income Before Interest and Income Taxes ...................    152,057       169,329

                Interest Expense
                  Interest charges ........................................     54,977        52,199
                  Capitalized interest ....................................     (3,484)       (2,801)
                  Allowance for borrowed funds used during construction ...     (2,905)       (2,742)

                  Net interest expense ....................................     48,588        46,656

                Income Before Income Taxes ................................    103,469       122,673

                Income Taxes
                  Current .................................................     (3,059)       13,144
                  Deferred ................................................     37,702        29,423
                  Investment tax credit adjustments .......................     (2,027)       (2,039)

                  Total income taxes ......................................     32,616        40,528

                Net Income ................................................     70,853        82,145

                Preferred and Preference Stock Dividends ..................      9,951        10,031

                Earnings Applicable to Common Stock .......................  $  60,902   $    72,114


                Average Shares of Common Stock Outstanding  ...............    147,527       146,437

                Earnings Per Share of Common Stock ........................        $0.41       $0.49

                Dividends Declared Per Share of Common Stock ..............        $0.3        $0.37


                Certain prior-year amounts have been restated to conform with the current year's presentation.
                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         March 31,                December 31,
                                                                                              1995 *                   1994

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $    34,131             $    38,590
                    Accounts receivable (net of allowance for uncollectibles)....     324,105                 314,842
                    Fuel stocks ...................................................    48,968                  70,627
                    Materials and supplies ........................................   149,030                 149,614
                    Prepaid taxes other than income taxes .........................    27,365                  57,740
                    Other .........................................................    55,790                  47,022

                    Total current assets ..........................................   639,389                 678,435

                  Investments and Other Assets
                    Real estate projects ..........................................   481,073                 471,435
                    Power generation systems ......................................   323,423                 311,960
                    Financial investments .........................................   209,142                 224,340
                    Nuclear decommissioning trust fund ............................    72,282                  66,891
                    Safe Harbor Water Power Corporation ...........................    34,175                  34,168
                    Senior living facilities ......................................    10,775                  11,540
                    Other  ........................................................    58,144                  58,824

                    Total investments and other assets ............................ 1,189,014               1,179,158

                  Utility Plant
                    Plant in service
                      Electric .................................................... 6,001,230               5,929,996
                      Gas .........................................................   634,418                 616,823
                      Common ......................................................   516,392                 511,016

                      Total plant in service ...................................... 7,152,040               7,057,835
                    Accumulated depreciation ......................................(2,358,359)             (2,305,372)

                    Net plant in service .......................................... 4,793,681               4,752,463
                    Construction work in progress .................................   473,343                 506,030
                    Nuclear fuel (net of amortization) ............................   127,211                 134,012
                    Plant held for future use .....................................    24,411                  24,320

                    Net utility plant ............................................. 5,418,646               5,416,825

                  Deferred Charges
                    Regulatory assets .............................................   765,011                 773,034
                    Other deferred charges ........................................    92,691                  96,086

                    Total deferred charges ........................................   857,702                 869,120

                  TOTAL ASSETS .................................................. $ 8,104,751             $ 8,143,538

                * Unaudited

                See Notes to Consolidated Financial Statements.


                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         March 31,                December 31,
                                                                                              1995 *                   1994

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Short-term borrowings ....................................... $    27,800             $    63,700
                    Current portions of long-term debt and preference stock .......   334,146                 323,675
                    Accounts payable ..............................................   144,606                 181,931
                    Customer deposits .............................................    25,576                  24,891
                    Accrued taxes .................................................    25,686                  19,585
                    Accrued interest ..............................................    60,457                  60,348
                    Dividends declared ............................................    66,012                  66,012
                    Accrued vacation costs ........................................    32,834                  30,917
                    Other .........................................................    11,286                  30,857

                    Total current liabilities .....................................   728,403                 801,916

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,195,904               1,156,429
                    Deferred investment tax credits ...............................   147,411                 149,394
                    Pension and postemployment benefits ...........................   135,546                 138,835
                    Decommissioning of federal uranium enrichment facilities ......    45,637                  45,836
                    Other .........................................................    57,884                  59,645

                    Total deferred credits and other liabilities .................. 1,582,382               1,550,139

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,744,385               1,744,385
                    Other long-term debt of BGE ...................................   544,550                 544,550
                    Long-term debt of Constellation Companies .....................   580,618                 575,765
                    Unamortized discount and premium ..............................   (17,066)                (17,593)
                    Current portion of long-term debt .............................  (272,646)               (262,175)

                    Total long-term debt .......................................... 2,579,841               2,584,932

                  Preferred Stock .................................................    59,185                  59,185

                  Redeemable Preference Stock .....................................   341,000                 341,000
                    Current portion of redeemable preference stock ................   (61,500)                (61,500)

                    Total redeemable preference stock .............................   279,500                 279,500

                  Preference Stock Not Subject to Mandatory Redemption ............   150,000                 150,000

                  Common Shareholders' Equity
                    Common stock .................................................. 1,425,391               1,425,378
                    Retained earnings ............................................. 1,317,497               1,312,655
                    Pension liability adjustment ................................     (16,521)                (16,521)
                    Net unrealized loss on available-for-sale securities ........        (927)                 (3,646)

                    Total common shareholders' equity ............................. 2,725,440               2,717,866

                    Total capitalization .......................................... 5,793,966               5,791,483


                  TOTAL LIABILITIES AND CAPITALIZATION .......................... $ 8,104,751             $ 8,143,538

                * Unaudited

                See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Three Months Ended March 31,
                                                                                        1995             1994

                                                                                                (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $    70,853      $   82,145
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................              92,102          81,598
          Deferred income taxes ......................................              37,753          29,423
          Investment tax credit adjustments ..........................              (2,017)         (2,039)
          Deferred fuel costs ........................................              10,366         (13,537)
          Accrued pension and postemployment benefits ................              (5,198)        (38,426)
          Allowance for equity funds used during construction.........              (5,369)         (5,074)
          Equity in earnings of affiliates and joint ventures                        2,995           2,870
          Changes in current assets, other than sale of accounts receivable ...     30,893          30,119
          Changes in current liabilities, other than short-te.........             (43,687)        (29,277)
          Other ......................................................               9,097          13,397

        Net cash provided by operating activities ....................             197,788         151,199

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................             (35,900)               -
          Long-term debt .............................................              10,641         124,090
          Common stock ...............................................                  14          11,588
        Reacquisition of long-term debt ..............................              (5,789)        (79,180)
        Common stock dividends paid ..................................             (56,060)        (54,033)
        Preferred and preference stock dividends paid ................              (9,952)         (9,934)
        Other ........................................................                (748)             11

        Net cash used in financing activities ........................             (97,794)         (7,458)

      Cash Flows From Investing Activities
        Utility construction expenditures ............................             (80,484)        (93,357)
        Allowance for equity funds used during construction ..........               5,369           5,074
        Nuclear fuel expenditures ....................................              (6,346)         (7,659)
        Deferred nuclear expenditures ................................                    -         (2,132)
        Deferred energy conservation expenditures ....................             (10,226)         (9,495)
        Contributions to nuclear decommissioning trust fund ..........              (2,445)         (2,445)
        Purchases of marketable equity securities ....................              (4,395)        (21,809)
        Sales of marketable equity securities ........................              18,127          10,815
        Other financial investments ..................................               5,041             533
        Real estate projects .........................................             (11,266)         (3,383)
        Power generation systems .....................................             (15,960)         (4,412)
        Other ........................................................              (1,868)            679

        Net cash used in investing activities ........................            (104,453)       (127,591)
                                                             .........
      Net Increase (Decrease) in Cash and Cash Equivalents ...........              (4,459)         16,150
      Cash and Cash Equivalents at Beginning of Period ......                       38,590          84,236
                                                             .........
      Cash and Cash Equivalents at End of Period ............                  $    34,131      $  100,386

      Other Cash Flow Information
        Cash paid during the period for:                     .........
          Interest (net of amounts capitalized) ......................         $    47,403      $   47,470
          Income taxes ...............................................         $        82      $       64




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

Statement of Financial Accounting Standards No. 121

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 regarding accounting for asset impairments. This statement, which must be adopted by the Company by January 1, 1996, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the statement requires rate-regulated companies to write-off regulatory assets against earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

BGE Financing Activity

	No issuances or early redemptions of long-term debt or preference stock have occurred or have been announced during the period January 1, 1995 through the date of this Report.
Diversified Business Financing Matters

	See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Diversified Businesses
Capital Requirements for additional information about the debt of Constellation Holdings, Inc. and its subsidiaries.

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

Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove tar. However, no formal legal proceedings have been instituted against BGE. BGE has recognized estimated environmental costs at these sites totaling $38.6 million as of March 31, 1995. These costs, net of accumulated amortization, have been deferred as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

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

	BGE and other operators of commercial nuclear power plants in the United States are required to purchase insurance to cover claims of certain nuclear workers. Other non-governmental commercial nuclear facilities may also purchase such insurance. Coverage of up to $400 million is provided for claims against BGE or others insured by these policies for radiation injuries. If certain claims were made under these policies, BGE and all policyholders could be assessed, with BGE's share being up to $6.08 million in any one year.

	For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance, including $1.4 billion from an industry mutual insurance company.
	If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by the same industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss.
	If accidents at any insured plants cause a shortfall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE's share being up to $23.7 million.

Recoverability of Electric Fuel Costs

	By statute, actual electric fuel costs are recoverable so long as the Public Service Commission of Maryland (PSC) finds that BGE demonstrates that, among other things, it has maintained the productive capacity of its generating plants at a reasonable level. The PSC and Maryland's highest appellate court have interpreted this as permitting a subjective evaluation of each unplanned outage at BGE's generating plants to determine whether or not BGE had implemented all reasonable and cost-effective maintenance and operating control procedures appropriate for preventing the outage. Effective January 1, 1987, the PSC authorized the establishment of a Generating Unit Performance Program (GUPP) to measure, annually, utility compliance with maintaining the productive capacity of generating plants at reasonable levels by establishing a system-wide generating performance target and individual performance targets for each base load generating unit. In future fuel rate hearings, actual generating performance after adjustment for planned outages will be compared to the system-wide target and, if met, should signify that BGE has complied with the requirements of Maryland law. Failure to meet the system-wide target will result in review of each unit's adjusted actual generating performance versus its performance target in determining compliance with the law and the basis for possibly imposing a penalty on BGE. Parties to fuel rate hearings may still question the prudence of BGE's actions or inactions with respect to any given generating plant outage, which could result in the disallowance of replacement energy costs by the PSC.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995
COMPARED WITH THE CORRESPONDING PERIOD OF 1994

Earnings per Share of Common Stock

	Consolidated earnings per share were $.41 for the quarter ended March 31, 1995 and $.49 for the quarter ended March 31, 1994. The $.08 decrease in earnings per share reflects a lower level of earnings applicable to common stock and a slight increase in the number of common shares outstanding. The earnings per share are summarized as follows:
                           	 Quarter Ended
	                              March 31
		                            1995	 1994
Utility operations		          $.38 	$.48
Diversified businesses	       	.03	  .01
Total		                      	$.41	 $.49

Earnings Applicable to Common Stock

	Earnings applicable to common stock decreased $11.2 million during the quarter ended March 31, 1995. The 1995 decrease reflects lower earnings from the utility operations.
	Earnings from utility operations were lower in the first quarter of 1995 compared to the first quarter of 1994 primarily due to lower electric and gas sales resulting from substantially milder winter weather in 1995. The effect of weather on utility sales is discussed on pages 12 and 13. Depreciation and amortization expense also increased during the first quarter.
These factors were offset partially by lower operations and maintenance expenses due to the Company's continuing cost control efforts.
		The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland (PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. Several electric fuel rate cases now pending before the PSC discussed in Notes 1 and 13 of the Form 10-K for the year ended December 31, 1994 (Form 10-K) could also affect future years' earnings.
	Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. It is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years. In response to the competitive forces and regulatory changes, as discussed in Part 1 of the Form 10-K under the heading Regulatory Matters and Competition, BGE from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE.
	Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS) and its subsidiary were higher during the quarter ended March 31, 1995. Diversified businesses' earnings are discussed on pages 19 through 21.

Effect of Weather on Utility Sales

	Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart on the following page presents information regarding heating degree days for the quarters ended March 31, 1995 and 1994.

                                	Quarter Ended
                                  	March 31
                                 		1995  	1994
Heating degree days............			2,240		2,752
Percent change compared to
 prior period..................					(18.6)%


BGE Utility Revenues and Sales

	Electric revenues decreased in the first quarter of 1995 because of the following factors:

                            	Quarter Ended
                              	March 31
	                           1995 vs. 1994
                           	(In millions)
System sales volumes	         	$(24.2)
Base rates	                     	1.4
Fuel rates		                    (8.7)
Revenues from system sales	   	(31.5)
Interchange sales	             	24.2
Other revenues		                (2.0)
Total	                        	$(9.3)

	Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales, which are discussed separately. Below is a comparison of the changes in electric system sales volumes:

                         	Quarter Ended
	                            March 31
                         	1995 vs. 1994
Residential	                	(11.1)%
Commercial	                  	(1.9)
Industrial	                  	13.5
Total	                       	(4.1)

	The overall decrease in sales to electric customers is attributable to the very mild winter weather conditions during the first quarter of 1995 compared to the extremely cold weather conditions experienced last year. This decrease was offset partially by moderate customer growth in all classes. Sales to industrial customers reflect primarily an increase in the sale of electricity to Bethlehem Steel, which is now purchasing its full electricity requirements from BGE. Bethlehem Steel is still producing power with its own generating facility, but is now selling the output from this facility to BGE rather than using the power to reduce its requirements.
	Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates were essentially unchanged during the quarter ended March 31, 1995.
	Under the energy conservation surcharge, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals and will be refunded to customers with interest beginning in the ensuing July when the annual resetting of the conservation surcharge rates occur. BGE earned in excess of its authorized rate of return on electric operations for the period July 1, 1993 through June 30, 1994. As a result, BGE deferred the portion of electric energy conservation revenues subject to refund for the period December 1993 through November 1994. The deferral of these billings totaled $20.1 million, of which $4.6 million occurred during the quarter ended March 31, 1994.
	Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales. (See Notes 1 and 13 of the Form 10-K.)
Changes in fuel rate revenues and interchange sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 13 of the Form 10-K.
	Fuel rate revenues were lower for the first quarter of 1995 as compared to the first quarter of 1994 as a result of decreased electric system sales volumes and a lower fuel rate. The fuel rate was lower because of a less costly twenty-four month generation mix due to greater generation at the Calvert Cliffs Nuclear Power Plant. BGE expects electric fuel rate revenues to remain relatively constant during the remainder of 1995.
	Interchange sales are sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE. Interchange sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available to PJM utilities. Interchange sales increased for the quarter ended March 31, 1995 because BGE had a less costly generation mix than other PJM utilities due to greater generation from the Brandon Shores Power Plant and continued operation of the Calvert Cliffs Nuclear Power Plant.

	Gas revenues decreased in the first quarter of 1995 because of the following factors:

                        	Quarter Ended
                           	March 31
                         	1995 vs. 1994
                         	(In millions)
Sales volumes		              	$(7.7)
Base rates		                   	1.4
Gas cost adjustment revenues 	(46.0)
Other revenues		               (0.1)
Total		                     	$(52.4)

	Below is a comparison of the changes in gas sales volumes:

                         	Quarter Ended
                            	March 31
                         	1995 vs. 1994
Residential	                	(14.3)%
Commercial	                  	(8.7)
Industrial	                  	13.8
Total	                       	(6.9)

	Total gas sales for the first quarter decreased, as compared with the same period last year, as a result of the mild 1995 weather in contrast to the extremely cold 1994 winter heating season. The decrease in sales to residential and commercial customers was offset partially by an increase in the number of customers. Sales to industrial customers increased due to greater usage of gas per customer, an increase in sales to Bethlehem Steel, and fewer customer interruptions in the first quarter of 1995, due to the milder weather, as compared to the same period last year. Interruptible customers maintain alternate fuel sources and pay reduced rates for natural gas in exchange for BGE's right to interrupt service during periods of peak demand.
	Base rates were essentially unchanged in the first quarter of 1995. Gas base rate revenues may be impacted positively by the Maryland Commissions anticipated November 1995 order in response to BGE's April 21, 1995 application for $30 million of increased gas base rates.
	Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings.

	Gas cost adjustment revenues decreased for the first quarter of 1995 because of lower prices for purchased gas and lower sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.

BGE Utility Fuel and Energy Expenses

	Electric fuel and purchased energy expenses were as follows:



                           	Quarter Ended
                              	March 31
	                       	    1995	   1994
                       	     (In millions)
Actual costs		             	$138.6    	$153.4
Net (deferral) recovery of
 costs under electric fuel
 rate clause (see Note 1 of
 the Form 10-K)		             	8.9	     (26.8)
Total		                    	$147.5	    $126.6


	Electric fuel and purchased energy expenses increased during the quarter ended March 31, 1995 primarily as a result of the operation of the electric fuel rate clause. BGE recovered $8.9 million of deferred fuel costs during the first quarter of 1995 compared to a deferral of $26.8 million of fuel costs during the first quarter of 1994. The resulting increase in electric fuel and purchased energy expense was offset partially by the decrease in actual fuel and purchased energy costs.
	Actual electric fuel and purchased energy costs decreased for the quarter ended March 31, 1995 primarily as a result of a less costly generation mix. The cost of BGE's generation mix decreased due to higher purchased energy costs and refueling and maintenance outages at the Calvert Cliffs Nuclear Power Plant during the first quarter of 1994.

	Purchased gas expenses were as follows:

                        	       Quarter Ended
                                  	March 31
		                               1995   	1994
                        	       (In millions)
Actual costs		           	       $87.3  	$122.7
Net (deferral) recovery of costs
 under purchased gas adjustment
 clause (see Note 1 of the
 Form 10-K)		  	                 (5.5)	     4.2
Total	                        		$81.8   	$126.9

	Purchased gas expenses decreased during the quarter ended March 31, 1995 as the result of lower actual gas costs and the operation of the purchased gas adjustment clause.
	Actual purchased gas costs decreased due to the lower output associated with the decreased demand for BGE gas and lower gas prices. The decreased demand for BGE gas and the lower gas prices reflect the much milder weather experienced during the first quarter of 1995 compared to the first quarter of 1994.
	Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties. Future purchased gas costs are expected to be increased by transition costs incurred by BGE gas pipeline suppliers in implementing FERC Order No. 636. These transition costs, if approved by FERC, will be passed on to BGE customers through the purchased gas adjustment clause.

Other Operating Expenses

	Operations expense decreased for the quarter ended March 31, 1995 for three principal reasons: operations expense for the first quarter of 1994 reflected a $10.0 million one-time bonus paid to employees in lieu of a general wage increase; continuing labor and other savings in 1995 resulting from the Company's ongoing cost control efforts; and higher expenses attributable to the winter storms in the first quarter of 1994. Operations expense is expected to continue to decline during 1995 due to ongoing cost control efforts of the Company.
	Maintenance expense decreased during the quarter ended March 31, 1995 due primarily to less maintenance needed due to the mild winter weather during 1995 and lower costs at the Calvert Cliffs Nuclear Power Plant.
	Depreciation and amortization expense increased during the quarter ended March 31, 1995 because of higher depreciable plant in service, higher levels of energy conservation program costs, and the completion of a facility-specific study of the cost to decommission the Calvert Cliffs Nuclear Power Plant. This study generated a higher decommissioning cost than the prior estimate which will increase depreciation expense by $9 million annually, $2.2 million of which occurred during the first quarter of 1995.

Other Income and Expenses

	Other income and deductions decreased for the quarter ended March 31, 1995 due primarily to lower other interest, dividend and finance charge income.
	Interest expense increased for the quarter ended March 31, 1995 due to higher interest expense on notes payable, offset partially by more capitalized interest.
	Income tax expense decreased for the quarter ended March 31, 1995 because of lower taxable income.

Diversified Businesses Earnings

	Earnings per share from diversified businesses were:

                                         	  Quarter Ended
                                              	March 31
	                                         	1995	       1994
Constellation Holdings, Inc.
 Power generation systems			                $.02	      $.01
 Financial investments		                    	.02       	.01
 Real estate development and
  senior living facilities		              	(.01)      	(.01)
Total Constellation Holdings, Inc.	        	.03        	.01
BGE Home Products & Services, Inc.	        	.00	       	.00
Total diversified  businesses		           	$.03      		$.01

	The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased in the first quarter of 1995 due primarily to higher equity earnings from Constellation Companies' energy projects.
	The Constellation Companies' investment in wholesale power generating projects includes $174 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $27 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.
	Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher for the quarter ended March 31, 1995 due to favorable earnings on the Companies' investment portfolio and realized gains from a financial partnership.
	The Constellation Companies' real estate development business includes land under development; office buildings;
retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities for the quarter ended March 31, 1995 are unchanged from the prior year.
	The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. Additionally, the Constellation Companies have been expensing rather than capitalizing interest on certain undeveloped land where development activities were at minimal levels. These factors have affected earnings negatively and are expected to continue to do so until the levels of undeveloped land are reduced. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings.
To the extent the real estate market continues to improve, earnings from real estate activities are expected to improve also.
	The Constellation Companies continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes that although the real estate market has improved, until the economy reflects sustained growth and the excess inventory in the market in the Baltimore-Washington corridor goes down, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses. In addition, were the Constellation Companies to change their intent about any project from an intent to hold until market conditions improve to an intent to sell, applicable accounting rules would require a write-down of the project to market value at the time of such change in intent if market value is below book value.

Environmental Matters

	The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Environmental Matters section on pages 6, 7 and 25 of this Report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

	For the twelve months ended March 31, 1995, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.02 and 2.39, respectively.

Capital Requirements

	The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the three months ended March 31, 1995, along with estimated annual amounts for the years 1995 through 1997, are reflected below.

                           	Three Months Ended
	                               March 31		Calendar Year Estimate
	                                1995	     1995   	1996   	1997
	(In millions)
Utility Business:
	Construction expenditures
	(excluding AFC)
	 Electric	                      	$51     	$233   	$219   	$206
	 Gas	                            	12	       61     	71     	84
	 Common		                          9	       56	     50    	 35
	Total construction expenditures	 	72      	350    	340    	325
	AFC	                              	8	       26      13     	13
	Nuclear fuel (uranium purchases
	 and processing charges)	         	6       	48     	50     	52
	Deferred energy conservation
	 expenditures	                   	10       	44     	43     	29
	Retirement of long-term debt
	 and redemption of preference
	 stock 		                         -	       268     	98    	164
	Total utility business		          96     	 736    	544    	583
Diversified Businesses:
	Retirement of long-term debt    		6       	55      	67    	135
	Investment requirements		        28	       84      	70     	40
	Total diversified businesses		   34	      139     	137    	175
Total	                         	$130     	$875    	$681   	$758

BGE Utility Capital Requirements

	BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, one of which is scheduled to be placed in service in June, 1995 and the second in 1996; the construction of a 140-megawatt combustion turbine at Perryman, scheduled to be placed in service in June, 1995; and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.

	During the twelve months ended March 31, 1995, the internal generation of cash from utility operations provided 62% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1995 through 1997, the Company expects to provide through utility operations approximately 70% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.
	Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depends upon market conditions and BGE's actual capital requirements. From January 1, 1995 through the date of this Report, BGE has not issued or redeemed any long-term debt or equity securities.
	The Constellation Companies' capital requirements are discussed below in the section titled "Diversified Businesses Capital Requirements - Debt and Liquidity." The Constellation Companies are exploring expansion of their energy, real estate service, and senior living facility businesses. Expansion may be achieved in a variety of ways, including without limitation increased investment activity and acquisitions. The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.

Diversified Businesses Capital Requirements

Debt and Liquidity

	The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 19 to 21 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI entered into a $50 million credit agreement and has borrowed $10 million as of the first quarter of 1995.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

	The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. Approximately 482 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive).
BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.

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

ITEM 6. Exhibits and Reports on Form 8-K
	(a)      Exhibit No. 3(a)            Charter of BGE, restated as of
                                      April 25, 1995.
		        Exhibit No. 3(b)	           By-Laws of BGE, as amended to April
                                      18, 1995.
		        Exhibit No. 10              Baltimore Gas and Electric Company
                                      Executive Benefits Plan, as amended
                                      and restated.
		        Exhibit No. 12	             Computation of Ratio of Earnings to
                                      Fixed Charges and Computation of
                                      Ratio of Earnings to Combined Fixed
                                      Charges and Preferred and
                                      Preference Dividend Requirements.
		        Exhibit No. 27	             Financial Data Schedule.

	(b)	     Form 8-K	                   None


SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	BALTIMORE GAS AND ELECTRIC COMPANY
	(Registrant)


Date  May 15, 1995	           /s/   C. W. Shivery
                         	C. W. Shivery, Vice President
                         	on behalf of the Registrant and
	                         as Principal Financial Officer

EXHIBIT INDEX
	Exhibit
	 Number
	3(a)		         	Charter of BGE, restated as of April 25,
                 1995.
	3(b)		         	By-Laws of BGE, as amended to April 18,
                 1995.
	10			           Baltimore Gas and Electric Company
                 Executive Benefits Plan, as amended and
                 restated.
	12		           	Computation of Ratio of Earnings to
                 Fixed Charges and Computation of Ratio
                 of Earnings to Combined Fixed Charges
                 and Preferred and Preference Dividend
                 Requirements.
	27			           Financial Data Schedule.