Form 10-Q
period 1995-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1995-08-11
CIK 9466

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 1995
Commission file number 1-1910

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


Yes   X        No
Common Stock, without par value - 147,527,114 shares outstanding on July 31, 1995.

                                                                                       BALTIMORE GAS AND ELECTRIC COMPANY

                                                                                              PART I. FINANCIAL INFORMATION



                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                 Quarter Ended June 30,  Six Months Ended June 30,

                                                                                   1995        1994         1995          1994

                                                                                         (In Thousands, Except Per-Share Amounts)
                   Revenues
                      Electric ...............................................  $ 504,627   $ 500,177   $ 1,012,451   $ 1,017,325
                      Gas .......................................................  67,968      67,885       220,753       273,071
                      Diversified businesses ....................................  69,905      83,091       127,102       128,443

                      Total revenues ............................................ 642,500     651,153     1,360,306     1,418,839

                    Expenses Other Than Interest and Income Taxes
                      Electric fuel and purchased energy ........................ 133,128     120,960       280,582       247,513
                      Gas purchased for resale ..................................  29,188      31,582       110,991       158,507
                      Operations ................................................ 134,593     137,862       266,128       288,001
                      Maintenance ...............................................  51,362      43,544        88,243        88,991
                      Diversified businesses - selling, general, and administrati  52,638      68,759        93,746       102,248
                      Depreciation and amortization .............................  75,337      67,934       152,015       137,713
                      Taxes other than income taxes .............................  45,334      43,734        99,459        96,529

                      Total expenses other than interest and income taxes ....... 521,580     514,375     1,091,164     1,119,502

                    Income From Operations ...................................... 120,920     136,778       269,142       299,337

                    Other Income
                      Allowance for equity funds used during construction .......   4,832       5,542        10,201        10,616
                      Equity in earnings of Safe Harbor Water Power Corporation .   1,108       1,088         2,215         2,178
                      Net other income and deductions ...........................  (3,328)       (405)       (5,938)          202

                      Total other income ........................................   2,612       6,225         6,478        12,996

                    Income Before Interest and Income Taxes ..................... 123,532     143,003       275,620       312,333

                    Interest Expense
                      Interest charges ..........................................  55,333      53,569       110,310       105,769
                      Capitalized interest ......................................  (3,683)     (3,010)       (7,167)       (5,811)
                      Allowance for borrowed funds used during construction .....  (2,614)     (2,998)       (5,519)       (5,739)

                      Net interest expense ......................................  49,036      47,561        97,624        94,219

                    Income Before Income Taxes ..................................  74,496      95,442       177,996       218,114

                    Income Taxes
                      Current ...................................................   7,946      10,742         4,913        23,886
                      Deferred ..................................................  17,689      20,033        55,395        49,456
                      Investment tax credit adjustments .........................  (2,028)     (2,041)       (4,055)       (4,081)

                      Total income taxes ........................................  23,607      28,734        56,253        69,261

                    Net Income ..................................................  50,889      66,708       121,743       148,853

                    Preferred and Preference Stock Dividends ....................   9,952      10,021        19,904        20,052

                    Earnings Applicable to Common Stock ......................  $  40,937   $  56,687   $   101,839   $   128,801


                    Average Shares of Common Stock Outstanding  ................. 147,527     146,947       147,527       146,692

                    Total Earnings Per Share of Common Stock ....................     $0.28       $0.39         $0.69       $0.88

                    Dividends Declared Per Share of Common Stock ................     $0.3        $0.3          $0.77       $0.75



                    Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                    See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         June 30,                 December 31,
                                                                                     1995 *                   1994

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $    27,234             $    38,590
                    Accounts receivable (net of allowance for uncollectibles)....     330,587                 314,842
                    Fuel stocks ...................................................    64,285                  70,627
                    Materials and supplies ........................................   150,321                 149,614
                    Prepaid taxes other than income taxes .........................     2,798                  57,740
                    Other .........................................................    72,930                  47,022

                    Total current assets ..........................................   648,155                 678,435

                  Investments and Other Assets
                    Real estate projects ..........................................   477,132                 471,435
                    Power generation systems ......................................   329,331                 311,960
                    Financial investments .........................................   206,186                 224,340
                    Nuclear decommissioning trust fund ............................    77,510                  66,891
                    Safe Harbor Water Power Corporation ...........................    34,183                  34,168
                    Senior living facilities ......................................    12,749                  11,540
                    Other  ........................................................    58,153                  58,824

                    Total investments and other assets ............................ 1,195,244               1,179,158

                  Utility Plant
                    Plant in service
                      Electric .................................................... 6,217,995               5,929,996
                      Gas .........................................................   659,652                 616,823
                      Common ......................................................   521,035                 511,016

                      Total plant in service ...................................... 7,398,682               7,057,835
                    Accumulated depreciation ......................................(2,405,132)             (2,305,372)

                    Net plant in service .......................................... 4,993,550               4,752,463
                    Construction work in progress .................................   308,861                 506,030
                    Nuclear fuel (net of amortization) ............................   127,497                 134,012
                    Plant held for future use .....................................    24,692                  24,320

                    Net utility plant ............................................. 5,454,600               5,416,825

                  Deferred Charges
                    Regulatory assets .............................................   754,457                 773,034
                    Other deferred charges ........................................    91,129                  96,086

                    Total deferred charges ........................................   845,586                 869,120

                  TOTAL ASSETS .................................................. $ 8,143,585             $ 8,143,538

                * Unaudited

                See Notes to Consolidated Financial Statements.

                                                     PART I. FINANCIAL INFORMATION (Continued)


                CONSOLIDATED BALANCE SHEETS                                         June 30,                 December 31,
                                                                                     1995 *                   1994

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Short-term borrowings ....................................... $   113,500             $    63,700
                    Current portions of long-term debt and preference stock .......   359,373                 323,675
                    Accounts payable ..............................................   128,786                 181,931
                    Customer deposits .............................................    25,955                  24,891
                    Accrued taxes .................................................     2,129                  19,585
                    Accrued interest ..............................................    61,797                  60,348
                    Dividends declared ............................................    67,487                  66,012
                    Accrued vacation costs ........................................    33,449                  30,917
                    Other .........................................................    16,814                  30,857

                    Total current liabilities .....................................   809,290                 801,916

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,218,083               1,156,429
                    Deferred investment tax credits ...............................   145,409                 149,394
                    Pension and postemployment benefits ...........................   131,218                 138,835
                    Decommissioning of federal uranium enrichment facilities ......    45,637                  45,836
                    Other .........................................................    52,095                  59,645

                    Total deferred credits and other liabilities .................. 1,592,442               1,550,139

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,744,385               1,744,385
                    Other long-term debt of BGE ...................................   544,550                 544,550
                    Long-term debt of Constellation Companies .....................   566,008                 575,765
                    Unamortized discount and premium ..............................   (16,540)                (17,593)
                    Current portion of long-term debt .............................  (296,373)               (262,175)

                    Total long-term debt .......................................... 2,542,030               2,584,932

                  Preferred Stock .................................................    59,185                  59,185

                  Redeemable Preference Stock .....................................   341,000                 341,000
                    Current portion of redeemable preference stock ................   (63,000)                (61,500)

                    Total redeemable preference stock .............................   278,000                 279,500

                  Preference Stock Not Subject to Mandatory Redemption ............   150,000                 150,000

                  Common Shareholders' Equity
                    Common stock .................................................. 1,425,460               1,425,378
                    Retained earnings ............................................. 1,300,899               1,312,655
                    Pension liability adjustment ................................     (16,521)                (16,521)
                    Net unrealized gain/(loss) on available-for-sale securities .       2,800                  (3,646)

                    Total common shareholders' equity ............................. 2,712,638               2,717,866

                    Total capitalization .......................................... 5,741,853               5,791,483


                  TOTAL LIABILITIES AND CAPITALIZATION .......................... $ 8,143,585             $ 8,143,538

                * Unaudited

                See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                                        1995             1994

                                                                                                (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $   121,743      $  148,853
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................             180,168         161,641
          Deferred income taxes ......................................              55,440          49,456
          Investment tax credit adjustments ..........................              (4,055)         (4,081)
          Deferred fuel costs ........................................              19,978          (2,972)
          Accrued pension and postemployment benefits ................             (11,504)        (53,833)
          Allowance for equity funds used during construction.........             (10,201)        (10,616)
          Equity in earnings of affiliates and joint ventures                       (5,579)         (1,697)
          Changes in current assets, other than sale of accounts receivable ...     23,776          36,880
          Changes in current liabilities, other than short-te.........             (80,720)        (80,522)
          Other ......................................................                  15          17,672

        Net cash provided by operating activities ....................             289,061         260,781

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................              49,800          94,800
          Long-term debt .............................................              10,694         203,018
          Common stock ...............................................                  83          22,945
        Reacquisition of long-term debt ..............................             (20,451)       (213,319)
        Redemption of preference stock ...............................                    -         (1,500)
        Common stock dividends paid ..................................            (112,120)       (108,234)
        Preferred and preference stock dividends paid ................             (19,904)        (19,964)
        Other ........................................................                (810)            (36)

        Net cash used in financing activities ........................             (92,708)        (22,290)

      Cash Flows From Investing Activities
        Utility construction expenditures ............................            (176,680)       (227,091)
        Allowance for equity funds used during construction ..........              10,201          10,616
        Nuclear fuel expenditures ....................................             (16,310)        (35,078)
        Deferred nuclear expenditures ................................                    -         (4,066)
        Deferred energy conservation expenditures ....................             (18,869)        (18,661)
        Contributions to nuclear decommissioning trust fund ..........              (4,890)         (4,890)
        Purchases of marketable equity securities ....................              (6,759)        (31,076)
        Sales of marketable equity securities ........................              32,169          20,146
        Other financial investments ..................................               3,869            (676)
        Real estate projects .........................................              (4,473)         25,090
        Power generation systems .....................................             (16,458)         (5,066)
        Other ........................................................              (9,509)         (2,303)

        Net cash used in investing activities ........................            (207,709)       (273,055)
                                                             .........
      Net Decrease in Cash and Cash Equivalents ......................             (11,356)        (34,564)
      Cash and Cash Equivalents at Beginning of Period ......                       38,590          84,236
                                                             .........
      Cash and Cash Equivalents at End of Period ............                  $    27,234      $   49,672

      Other Cash Flow Information
        Cash paid during the period for:                     .........
          Interest (net of amounts capitalized) ......................         $    95,233      $   89,395
          Income taxes ...............................................         $    45,075      $   41,025




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

BGE Financing Activity

	No issuances or early redemptions of long-term debt or preference stock have occurred or have been announced during the period January 1, 1995 through the date of this Report except for First Refunding Mortgage Bonds redeemed through operation of the annual sinking fund as required by BGE's mortgage. Through
August 1, 1995, BGE has redeemed $5,025,000 principal amount of the 8.40% Series due October 15, 1999, $1,333,000 of the 7-1/2%
Series due January 15, 2007, and $857,000 from various other series. In addition, on August 28, 1995, BGE will redeem $10,033,000 principal amount of the 7-1/8% Series due January 1, 2002 to complete the sinking fund.

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

At this time, plans for complying with NOx control requirements under Title I of the Act are less certain because all implementation regulations have not yet been finalized by the government. It is expected that by the year 1999 these regulations will require additional NOx controls for ozone attainment at BGE's generating plants and at other BGE facilities. The controls will result in additional expenditures that are difficult to predict prior to the issuance of such regulations. Based on existing and proposed ozone nonattainment regulations, BGE currently estimates that the NOx controls at BGE's generating plants will cost approximately $90 million. BGE is currently unable to predict the cost of compliance with the additional requirements at other BGE facilities.

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

	For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance, including $1.9 billion from industry mutual insurance companies.
	If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by the same industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss.
	If accidents at any insured plants cause a shortfall of funds at the industry mutual, BGE and all policyholders could be assessed, with BGE's share being up to $32.89 million.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE
30, 1995 COMPARED WITH THE CORRESPONDING PERIOD OF 1994

Earnings per Share of Common Stock

	Consolidated earnings per share for the quarter and six months ended June 30, 1995 were $.28 and $.69, respectively, which represent decreases of $.11 and $.19 compared to the earnings for the corresponding periods of 1994. These decreases in earnings per share reflect a lower level of earnings applicable to common stock. The earnings per share are summarized as follows:

                       	Quarter Ended	      Six Months Ended
	                          June 30	              June 30
	             	         1995	       1994	     1995	        1994

Utility operations		    $.25       	$.38     	$.63        	$.86
Diversified businesses	 	.03	        .01	      .06         	.02
Total		                	$.28       	$.39	     $.69        	$.88

Earnings Applicable to Common Stock

	Earnings applicable to common stock decreased $15.8 million during the quarter and $27.0 million during the six months ended June 30, 1995. These decreases reflect lower earnings from utility operations, partially offset by higher earnings from diversified businesses.
	Earnings from utility operations decreased during the second quarter of 1995 primarily due to lower electric system sales resulting from the mild weather in 1995 in contrast to the extremely hot spring and early summer weather experienced last year. The effect of weather on utility sales is discussed on pages 12 and 13. Depreciation and amortization expense also increased during 1995.
	Earnings from utility operations decreased during the six months ended June 30, 1995 primarily due to lower electric and gas sales resulting from substantially milder winter weather in the first quarter of 1995 as compared to 1994. Depreciation and amortization expense also increased during the six months ended

June 30, 1995, offset partially by lower operations and maintenance expenses.
	The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland
(PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. Several electric fuel rate cases now pending before the PSC discussed in Notes 1 and 13 of the Form 10-K for the year ended December 31, 1994 (Form 10-K) could also affect future years' earnings.
	Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. It is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years. In response to the competitive forces and regulatory changes, as discussed in Part 1 of the Form 10-K under the heading Regulatory Matters and Competition, BGE from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE.
	Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS) and its subsidiary were higher during the quarter and six months ended June 30, 1995 compared to the corresponding periods of 1994. Diversified businesses' earnings are discussed on pages 19 through 21.

Effect of Weather on Utility Sales

	Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating and cooling degree days for the quarter and six months ended June 30, 1995 and 1994.

                                 	Quarter Ended	     Six Months Ended
                                   	June 30              	June 30
	                              	 1995      	1994     	1995       	1994
Heating degree days............			479	      	444    	2,719      	3,196
Percent change compared to
 prior period..................				  7.9%		              	(14.9)%


Cooling degree days............			252	      	320	      252	     	  320
Percent change compared to
 prior period..................	 			(21.0)%	            		(21.0)%

BGE Utility Revenues and Sales

	Electric revenues changed for the quarter and six months ended June 30, 1995 because of the following factors:

                                	Quarter Ended       	Six Months Ended
                                  	June 30                 	June 30
                               	1995 vs. 1994           	1995 vs. 1994
                                           	(In millions)
System sales volumes	             	$(11.6)                  	$(35.8)
Base rates	                          	2.4	                      3.8
Fuel rates		                         (6.9)                   	(15.6)
Revenues from system sales	        	(16.1)                   	(47.6)
Interchange and other sales	        	18.5                     	42.7
Other revenues	       	               2.0                    	  0.0
Total	                            	$  4.4                   	$ (4.9)

	Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC.
These amounts exclude interchange sales and sales to other utilities, which are discussed separately. Below is a comparison of the changes in electric system sales volumes:

                  	Quarter Ended        	Six Months Ended
	                    June 30                 	June 30
                  	1995 vs. 1994           	1995 vs. 1994
Residential	         	(2.2)%                  	(7.5)%
Commercial	          	(1.6)                   	(1.8)
Industrial	          	(6.6)                    	2.3
Total	               	(2.7)                   	(3.4)

	The decrease in sales to the residential and commercial classes of electric customers during the second quarter of 1995 is primarily attributable to the mild weather in 1995 as compared to the extremely hot spring and early summer weather conditions experienced during the second quarter of 1994. The decrease in industrial sales was primarily due to lower usage-per-customer. These decreases were offset partially by moderate customer growth in all classes.
	In addition to the factors noted above for the second quarter of 1995, electric system sales for the six months ended
June 30, 1995 reflect milder winter weather during 1995 compared to the extremely cold weather conditions experienced last year.
Sales to industrial customers primarily reflect an increase in the sale of electricity to Bethlehem Steel, which has been purchasing its full electricity requirements from BGE since March of 1994. Bethlehem Steel is still producing power with its own generating facility, but is now selling the output from this facility to BGE rather than using the power to reduce its requirements.
	Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased for the quarter and six months ended June 30, 1995 due to the deferral in 1994 of the portion of conservation surcharge billings subject to refund, as described below.
	Under the energy conservation surcharge, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals and will be refunded to customers with interest beginning in the ensuing July when the annual resetting of the conservation surcharge rates occur. BGE earned in excess of its authorized rate of return on electric operations for the period July 1, 1993 through June 30, 1994. As a result, BGE deferred the portion of electric energy conservation revenues subject to refund for the period December
1993 through November 1994. The deferral of these billings totaled $20.1 million, of which $3.9 million occurred during the quarter ended June 30, 1994 and a total of $8.5 million occurred during the six months ended June 30, 1994.

	Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales and sales to other utilities. (See Notes 1 and 13 of the Form 10-K.) Changes in fuel rate revenues and interchange and other sales normally do not affect earnings.
However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 13 of the Form 10-K.
	Fuel rate revenues were lower for the quarter and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of decreased electric system sales volumes and a lower fuel rate. The fuel rate was lower because of a less costly twenty-four month generation mix due to greater generation in 1995 at the Calvert Cliffs Nuclear Power Plant and the Brandon
Shores Power Plant. BGE expects electric fuel rate revenues to decrease slightly during the remainder of 1995 due to a lower fuel rate.
	Interchange and other sales represent sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection
(PJM), a regional power pool of eight member companies including
BGE, and sales to other non-PJM utilities. These sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available. Interchange and other sales increased for the quarter and six months ended June 30, 1995 because of 1995 sales to other utilities and because BGE had a less costly generation mix than other PJM utilities. This less costly generation mix was due to greater generation from the Brandon Shores Power Plant and continued operation of the Calvert Cliffs Nuclear Power Plant.
	Gas revenues changed for the quarter and six months ended June 30, 1995 because of the following factors:

                               Quarter Ended	       Six Months Ended
                                	June 30                 	June 30
                              	1995 vs. 1994          	1995 vs. 1994
                                         	(In millions)
Sales volumes		                 	$ 2.3                   	$ (5.4)
Base rates		                      	0.6                      	2.0
Gas cost adjustment revenues		   	(2.6)                   	(48.6)
Other revenues	               	  	(0.2)                    	(0.3)
Total		                         	$ 0.1                   	$(52.3)

Below is a comparison of the changes in gas sales volumes:

                	Quarter Ended       	Six Months Ended
	                 June 30               	June 30
                	1995 vs. 1994         	1995 vs. 1994
Residential	       	(1.3)%                	(11.2)%
Commercial         		3.0                   	(5.3)
Industrial	        	18.9                   	16.5
Total	              	8.5                   	(1.8)

	Total gas sales for the second quarter of 1995 increased compared to last year primarily as a result of higher sales to commercial and industrial customers. Sales to residential customers decreased slightly during the second quarter as the favorable impacts on sales of cooler early spring weather and moderate customer growth were offset by lower usage-per-customer. Sales to commercial customers increased slightly during the second quarter due to the cooler early spring weather and moderate customer growth, offset partially by lower usage. Sales to industrial customers increased during the second quarter due to greater usage of gas by interruptible customers, including Bethlehem Steel. These customers maintain alternate fuel sources and pay reduced rates in exchange for BGE's right to interrupt service during periods of peak demand.
	Total gas sales for the six months ended June 30, 1995 decreased slightly as a result of lower sales to residential and commercial customers, offset partially by an increase in sales to industrial customers. Sales to residential and commercial customers decreased due to milder winter weather in 1995 and lower usage-per-customer, offset partially by an increase in the number of customers. Sales to industrial customers increased compared to last year due to greater usage of gas per customer, including Bethlehem Steel, and fewer customer interruptions in the first quarter of 1995 due to the milder weather as compared to the same period last year.
	Base rates increased slightly during 1995 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. Future gas base rate revenues may be impacted positively by the Maryland Commission's anticipated November 1995 order in response to BGE's April 21, 1995 application for $29 million of increased gas base rates.
	Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings.
	Gas cost adjustment revenues decreased for the quarter ended June 30, 1995 because of lower prices for purchased gas, offset partially by slightly higher sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties. Gas cost adjustment revenues decreased for the six months ended June 30, 1995 because of lower prices for purchased gas and lower sales volumes subject to gas cost adjustment clauses.

BGE Utility Fuel and Energy Expenses

	Electric fuel and purchased energy expenses were as follows:


                         	  Quarter Ended	     Six Months Ended
                             	June 30              	June 30
	                          	1995     	1994     	1995       	1994
                                    	(In millions)
Actual costs		           	 $124.9	   $119.9   	$263.5	    $273.2
Net (deferral) recovery of
 costs under electric fuel
 rate clause (see Note 1 of
 the Form 10-K)		   	         8.2      	1.1      	17.1    	(25.7)
Total	                   		$133.1   	$121.0	    $280.6   	$247.5


	Total electric fuel and purchased energy expenses increased during the quarter and six months ended June 30, 1995 primarily as a result of the operation of the electric fuel rate clause.
	Actual electric fuel and purchased energy costs increased slightly for the quarter ended June 30, 1995 as a result of higher net output of electricity generated and higher purchased energy costs, offset partially by a less costly generation mix.
	Actual electric fuel and purchased energy costs decreased during the six months ended June 30, 1995 primarily due to a less costly generation mix resulting primarily from refueling and maintenance outages at the Calvert Cliffs Nuclear Power Plant during the first quarter of 1994. This was offset partially by higher purchased energy and capacity costs during the first six months of 1995.

	Purchased gas expenses were as follows:

                            	Quarter Ended	      Six Months Ended
	                              June 30               	June 30
	                          	1995     	1994	       1995	      1994
                                      	(In millions)
Actual costs		            	$31.4	    $30.5      	$118.7    	$153.2
Net (deferral) recovery of costs
 under purchased gas adjustment
 clause (see Note 1 of the
 Form 10-K)		             	(2.2)    	  1.1        	(7.7)     		5.3
Total	                  		$29.2     	$31.6      	 $111.0   	$158.5

	Total purchased gas expenses decreased slightly for the quarter ended June 30, 1995 compared to last year primarily due to the operation of the purchased gas adjustment clause, offset partially by a small increase in actual gas costs. The slight increase in actual gas costs reflects $6.5 million of take-or-pay refunds received during the second quarter of 1994 from Columbia

Gas Transmission Corporation, offset substantially by lower gas prices during the second quarter of 1995.
	Total purchased gas expenses decreased during the six months ended June 30, 1995 due to significantly lower actual purchased gas costs and due to the operation of the purchased gas adjustment clause. Actual purchased gas costs decreased during the six months ended June 30, 1995 due to the lower output associated with the decreased demand for BGE gas and lower gas prices. The decreased demand for BGE gas and the lower gas prices reflect the significantly milder weather experienced during the first quarter of 1995 compared to the first quarter of 1994. This decrease is offset partially by the $6.5 million of take-or-pay refunds received in the second quarter of 1994.
	Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties. Future purchased gas costs are expected to be increased by transition costs incurred by BGE gas pipeline suppliers in implementing FERC Order No. 636. These transition costs, if approved by FERC, will be passed on to BGE customers through the purchased gas adjustment clause.

Other Operating Expenses

	Operations expense decreased for the quarter ended June 30, 1995 due primarily to continuing labor and other savings in 1995 resulting from the Company's ongoing cost control efforts.
	In addition to the ongoing cost control efforts noted above, operations expense for the six months ended June 30, 1995 decreased due to a $10.0 million one-time bonus paid to employees in the first quarter of 1994 in lieu of a general wage increase and higher expenses attributable to the winter storms in the first quarter of 1994. Operations expense is expected to continue to decline during 1995 due to ongoing cost control efforts of the Company.
	Maintenance expense increased during the quarter ended June 30, 1995 due primarily to higher costs at the Calvert Cliffs
Nuclear Power Plant related to the second quarter 1995 outage. Maintenance expense for the six months ended June 30, 1995 was essentially unchanged compared to the prior year.
	Depreciation and amortization expense increased during the quarter and six months ended June 30, 1995 because of higher depreciable plant in service and the completion of a facility-specific study of the cost to decommission the Calvert Cliffs Nuclear Power Plant. This study generated a higher decommissioning cost than the prior estimate which will increase depreciation expense by $9 million annually, $4.5 million of which occurred during the six months ended June 30, 1995. The increase in depreciable plant in service resulted primarily from certain capital additions at the Calvert Cliffs Nuclear Power
Plant during 1995.

Other Income and Expenses

	Net other income and deductions decreased for the quarter and six months ended June 30, 1995 due primarily to lower other interest, dividend and finance charge income.
	Interest expense increased for the quarter and six months ended June 30, 1995 due to a higher level of outstanding debt and an increase in the level of interest rates, offset partially by more capitalized interest.
	Income tax expense decreased for the quarter and six months ended June 30, 1995 because of lower taxable income.

Diversified Businesses Earnings

	Earnings per share from diversified businesses were:

                                 	Quarter Ended	    Six Months Ended
                                   	June 30             	June 30
	                              	1995      	1994   	 1995      	1994
Constellation Holdings, Inc.
 Power generation systems			     $.01      	$.00    	$.03      	$.01
 Financial investments		         	.02       	.01	     .04       	.02
 Real estate development and
  senior living facilities		     	.00	       .00    	(.01)     	(.01)
Total Constellation Holdings, Inc..03       	.01     	.06       	.02
BGE Home Products & Services, Inc	.00       	.00     	.00       	.00
Total diversified  businesses 			$.03      	$.01	    $.06      	$.02

	The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased for both periods of 1995 due primarily to higher equity earnings from Constellation Companies' energy projects.
	The Constellation Companies' investment in wholesale power generating projects includes $180 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $26 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.
	Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher for the quarter and six months ended June 30, 1995 due to favorable earnings on the Companies' investment portfolio and realized gains from a financial partnership.
	The Constellation Companies' real estate development business includes land under development; office buildings;
retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities for the quarter and six months ended June 30, 1995 are essentially unchanged from the prior year.
	The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. Additionally, the Constellation Companies have been expensing rather than capitalizing interest on certain undeveloped land where development activities were at minimal levels. These factors have affected earnings negatively and are expected to continue to do so until the levels of undeveloped land are reduced. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings.
To the extent the real estate market continues to improve, earnings from real estate activities are expected to improve also.
	The Constellation Companies continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes that although the real estate market has improved, until the economy reflects sustained growth and the excess inventory in the market in the Baltimore-Washington corridor goes down, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses. In addition, were the Constellation Companies to change their intent about any project from an intent to hold until market conditions improve to an intent to sell, applicable accounting rules would require a write-down of the project to market value at the time of such change in intent if market value is below book value.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

	For the twelve months ended June 30, 1995, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 2.91 and 2.30, respectively.

Capital Requirements

	The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the six months ended June 30, 1995, along with estimated annual amounts for the years 1995 through 1997, are reflected below.

                             	Six Months Ended
	                                June 30	         	Calendar Year Estimate
                                 	1995            	1995  	  1996    	1997
                                      	(In millions)
Utility Business:
	Construction expenditures
	(excluding AFC)
	 Electric	                       	$111           	$233    	$219    	$206
	 Gas	                              	28             	61      	71      	84
	 Common		                           22           	  56	      50     	 35
	Total construction expenditures	  	161            	350     	340     	325
	AFC	                               	16             	24      	13      	10
	Nuclear fuel (uranium purchases
	 and processing charges)	          	16             	48      	50       	52
	Deferred energy conservation
	 expenditures	                     	19	             40      	34       	25
	Retirement of long-term debt
	 and redemption of preference
	 stock 	   	                        -	             268	      98       	164
	Total utility business         	 	 212           	 730     	535       	576
Diversified Businesses:
	Retirement of long-term debt     	 	10             	62      	67       	118
	Investment requirements	          	 36	             84     	 70        	40
	Total diversified businesses	     	 46	            146     	137       	158
Total	                            	$258           	$876    	$672      	$734

BGE Utility Capital Requirements

	BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, one of which was placed in service in June, 1995 and the second is scheduled to be placed in service in 1996; the construction of a 140-megawatt combustion turbine at Perryman, which was placed in service in June, 1995; and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.
	During the twelve months ended June 30, 1995, the internal generation of cash from utility operations provided 88% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1995 through 1997, the Company expects to provide through utility operations 100% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.
	Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depends upon market conditions and BGE's actual capital requirements. From January 1, 1995 through the date of this Report, BGE has not issued or redeemed any long-term debt or equity securities except for the following principal amounts of First Refunding Mortgage Bonds totaling $17,248,000 that were, or will be, redeemed through operation of the annual sinking fund as required by BGE's mortgage: $10,259,000 of the 7-1/8% Series due January 1, 2002, $5,025,000 of the 8.40% Series due October 15, 1999, $1,333,000 of the 7-1/2% Series due January 15, 2007, and
$631,000 from various other series.
	The Constellation Companies' capital requirements are discussed below in the section titled "Diversified Businesses Capital Requirements - Debt and Liquidity." The Constellation Companies are exploring expansion of their energy, real estate service, and senior living facility businesses. Expansion may be achieved in a variety of ways, including without limitation increased investment activity and acquisitions. The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.
	Historically, Constellation's energy projects have been in the United States. Recently one of the Constellation Companies has invested about $9 million for an investment in Bolivia.

Constellation's energy business expansion may include domestic and international projects.


Diversified Businesses Capital Requirements

Debt and Liquidity

	The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 19 to 21 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $50 million revolving credit agreement.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders
On April 18, 1995, BGE held its annual meeting of shareholders.
At that meeting, the following matters were voted upon:

1.	All of the Directors nominated by BGE were selected as
follows:
                                               		COMMON SHARES CAST:
	                               	 For          	Against          	Abstain
	H. Furlong Baldwin           	122,615,841    	1,009,297        	2,041,581
	Beverly B. Byron	             122,247,281    	1,383,975	        2,041,581
	J. Owen Cole                 	122,760,885      	870,772        	2,041,581
	Dan A. Colussy               	122,937,955      	693,552        	2,041,581
	Edward A. Crooke             	122,526,564    	1,099,173        	2,041,581
	James R. Curtiss             	122,703,605      	927,651        	2,041,581
	Jerome W. Geckle             	122,753,494      	878,162        	2,041,581
	Martin L. Grass              	122,721,831      	909,695        	2,041,581
	Freeman A. Hrabowski         	122,421,604    	1,205,603        	2,041,581
	Nancy Lampton                	122,742,838      	888,419	        2,041,581
	George V. McGowan            	122,483,298    	1,148,358        	2,041,581
	Christian H. Poindexter      	121,875,308    	1,756,199	        2,041,581
	George L. Russell, Jr.	       122,114,706	    1,512,501        	2,041,581
	Michael D. Sullivan          	121,905,351    	1,725,905        	2,041,581

2.	Coopers and Lybrand was reelected as auditor, and with respect to holders of common stock, the number of affirmative votes cast were 123,619,072. The number of negative votes cast were 1,069,269, and the number of abstentions were 1,115,462.

3.	BGE's implementation of the 1995 Long-Term Incentive Plan was approved. With respect to holders of common stock, the number of affirmative votes cast for the proposal was 106,571,348, the number of negative votes cast for the proposal was 16,210,671, and the number of abstentions was 3,022,172.

4.	The amendment to BGE's Charter to allow for uncertificated
securities was approved. With respect to holders of common stock, the number of affirmative votes cast for the amendment was 100,443,914 the number of negative votes cast for the amendment was 7,343,275, and the number of abstentions was 3,435,234. With respect to holders of preferred stock, the number of affirmative votes cast for the amendment was 9,853,560, the number of negative votes cast for the amendment was 1,057,800, and the number of abstentions was 209,112.

5.	The amendment to BGE's Charter to allow for Preference Stock with variable terms was approved. With respect to holders of common stock, the number of affirmative votes cast for the amendment was 98,512,153 the number of negative votes cast for the amendment was 9,170,662, and the number of abstentions was 3,522,275. With respect to holders of preferred stock, the number of affirmative votes cast for the amendment was 9,875,976, the number of negative votes cast for the amendment was 1,002,144, and the number of abstentions was 242,352.
With respect to holders of preference stock, the number of affirmative votes cast for the amendment was 3,435,570, the number of negative votes cast for the amendment was 509,061, and the number of abstentions was 13,234.

6.	The shareholder proposal requesting that the Board of
Directors refrain from providing retirement benefits to non-employee directors, unless the benefits are submitted for shareholder approval was defeated. With respect to holders of common stock, the number of affirmative votes cast for the proposal was 38,436,952, the number of negative votes cast for the proposal was 67,025,435, and the number of abstentions was 4,636,104.

ITEM 6. Exhibits and Reports on Form 8-K

	(a)	   Exhibit No. 4         	Supplemental Indenture between BGE
                               and Bankers Trust Company, as
                               Trustee, dated as of June 20, 1995.

		      Exhibit No. 10        	Baltimore Gas and Electric Company
                               Executive Benefits Plan, as amended
                               and restated.

      		Exhibit No. 12        	Computation of Ratio of Earnings to
                               Fixed Charges and Computation of
                               Ratio of Earnings to Combined Fixed
                               Charges and Preferred and
                               Preference Dividend Requirements.

      		Exhibit No. 27        	Financial Data Schedule.

	(b)   	Form 8-K	None


                          SIGNATURE
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  	BALTIMORE GAS AND ELECTRIC COMPANY
                                            	(Registrant)


Date  August 11, 1995	                   	/s/   C. W. Shivery
                                   	C. W. Shivery, Vice President
                                  	on behalf of the Registrant and
                                   	as Principal Financial Officer

                      EXHIBIT INDEX

	Exhibit
	 Number
	 4		           	Supplemental Indenture between BGE and
                 Bankers Trust Company, as Trustee, dated as of June 20, 1995.

	10           			Baltimore Gas and Electric Company
                 Executive Benefits Plan, as amended and
                 restated.

	12           			Computation of Ratio of Earnings to
                 Fixed Charges and Computation of Ratio
                 of Earnings to Combined Fixed Charges
                 and Preferred and Preference Dividend
                 Requirements.

	27           			Financial Data Schedule.