Form 10-Q/A
period 1995-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1995-11-01
CIK 9466

FORM 10-Q/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 1995
Commission file number 1-1910

BALTIMORE GAS AND ELECTRIC COMPANY
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

	Maryland	52-0280210
-----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)



	Gas and Electric Building, Charles Center,
	Baltimore, Maryland	21201
-----------------------------------------------------------------
	(Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code 410-783-5920
Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


Yes   X        No
Common Stock, without par value - 147,527,114 shares outstanding on April 30, 1995.

                                                                  BALTIMORE GAS AND ELECTRIC COMPANY


                                                                         PART I. FINANCIAL INFORMATION



                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                       Quarter Ended March 31,

                                                                                1995         1994

                                                                     (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ................................................  $ 507,825   $   517,147
                  Gas .....................................................    152,784       205,186
                  Diversified businesses ..................................     54,642        45,353

                  Total revenues ............................................. 715,251       767,686

                Expenses Other Than Interest and In
                  Electric fuel and purchased energy ......................    147,454       126,554
                  Gas purchased for resale ................................     81,803       126,926
                  Operations ..............................................    131,535       150,139
                  Maintenance .............................................     36,881        45,446
                  Diversified businesses - selling, general, and administrativ  38,649        33,489
                  Depreciation and amortization ...........................     76,648        69,778
                  Taxes other than income taxes ...........................     54,122        52,795

                  Total expenses other than interest and income taxes .....    567,092       605,127

                Income From Operations ....................................    148,159       162,559

                Other Income
                  Allowance for equity funds used during construction .....      5,369         5,074
                  Equity in earnings of Safe Harbor Water Power Corporation      1,107         1,089
                  Net other income and deductions .........................     (2,578)          607

                  Total other income ......................................      3,898         6,770

                Income Before Interest and Income Taxes ...................    152,057       169,329

                Interest Expense
                  Interest charges ........................................     54,977        52,199
                  Capitalized interest ....................................     (3,484)       (2,801)
                  Allowance for borrowed funds used during construction ...     (2,905)       (2,742)

                  Net interest expense ....................................     48,588        46,656

                Income Before Income Taxes ................................    103,469       122,673

                Income Taxes
                  Current .................................................     (3,059)       13,144
                  Deferred ................................................     37,702        29,423
                  Investment tax credit adjustments .......................     (2,027)       (2,039)

                  Total income taxes ......................................     32,616        40,528

                Net Income ................................................     70,853        82,145

                Preferred and Preference Stock Dividends ..................      9,951        10,031

                Earnings Applicable to Common Stock .......................  $  60,902   $    72,114


                Average Shares of Common Stock Outstanding  ...............    147,527       146,437

                Earnings Per Share of Common Stock ........................      $0.41         $0.49

                Dividends Declared Per Share of Common Stock ..............      $0.38         $0.37


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