Form 10-Q/A
period 1995-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1995-11-01
CIK 9466

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

                                                                                       BALTIMORE GAS AND ELECTRIC COMPANY

                                                                                              PART I. FINANCIAL INFORMATION



                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                 Quarter Ended June 30,  Six Months Ended June 30,

                                                                                   1995        1994         1995          1994

                                                                                         (In Thousands, Except Per-Share Amounts)
                   Revenues
                      Electric ...............................................  $ 504,627   $ 500,177   $ 1,012,451   $ 1,017,325
                      Gas .......................................................  67,968      67,885       220,753       273,071
                      Diversified businesses ....................................  69,905      83,091       127,102       128,443

                      Total revenues ............................................ 642,500     651,153     1,360,306     1,418,839

                    Expenses Other Than Interest and Income Taxes
                      Electric fuel and purchased energy ........................ 133,128     120,960       280,582       247,513
                      Gas purchased for resale ..................................  29,188      31,582       110,991       158,507
                      Operations ................................................ 134,593     137,862       266,128       288,001
                      Maintenance ...............................................  51,362      43,544        88,243        88,991
                      Diversified businesses - selling, general, and administrati  52,638      68,759        93,746       102,248
                      Depreciation and amortization .............................  75,337      67,934       152,015       137,713
                      Taxes other than income taxes .............................  45,334      43,734        99,459        96,529

                      Total expenses other than interest and income taxes ....... 521,580     514,375     1,091,164     1,119,502

                    Income From Operations ...................................... 120,920     136,778       269,142       299,337

                    Other Income
                      Allowance for equity funds used during construction .......   4,832       5,542        10,201        10,616
                      Equity in earnings of Safe Harbor Water Power Corporation .   1,108       1,088         2,215         2,178
                      Net other income and deductions ...........................  (3,328)       (405)       (5,938)          202

                      Total other income ........................................   2,612       6,225         6,478        12,996

                    Income Before Interest and Income Taxes ..................... 123,532     143,003       275,620       312,333

                    Interest Expense
                      Interest charges ..........................................  55,333      53,569       110,310       105,769
                      Capitalized interest ......................................  (3,683)     (3,010)       (7,167)       (5,811)
                      Allowance for borrowed funds used during construction .....  (2,614)     (2,998)       (5,519)       (5,739)

                      Net interest expense ......................................  49,036      47,561        97,624        94,219

                    Income Before Income Taxes ..................................  74,496      95,442       177,996       218,114

                    Income Taxes
                      Current ...................................................   7,946      10,742         4,913        23,886
                      Deferred ..................................................  17,689      20,033        55,395        49,456
                      Investment tax credit adjustments .........................  (2,028)     (2,041)       (4,055)       (4,081)

                      Total income taxes ........................................  23,607      28,734        56,253        69,261

                    Net Income ..................................................  50,889      66,708       121,743       148,853

                    Preferred and Preference Stock Dividends ....................   9,952      10,021        19,904        20,052

                    Earnings Applicable to Common Stock ......................  $  40,937   $  56,687   $   101,839   $   128,801


                    Average Shares of Common Stock Outstanding  ................. 147,527     146,947       147,527       146,692

                    Total Earnings Per Share of Common Stock ....................   $0.28       $0.39         $0.69         $0.88

                    Dividends Declared Per Share of Common Stock ................   $0.39       $0.38         $0.77         $0.75



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