Form 10-Q
period 1995-09-30
BALTIMORE GAS & ELECTRIC CO
filed 1995-11-13
CIK 9466

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended September  30, 1995
Commission file number 1-1910

               BALTIMORE GAS AND ELECTRIC COMPANY
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Maryland                            52-0280210
-----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)



  39 W. Lexington Street      Baltimore, Maryland       21201
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


Yes   X        No

Common Stock, without par value - 147,527,114 shares outstanding on October 31, 1995.

                                            BALTIMORE GAS AND ELECTRIC COMPANY

                                               PART I. FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Quarter Ended           Nine Months Ended
                                                                                 September 30,             September 30,
                                                                               1995        1994         1995          1994

                                                                                 (In Thousands, Except Per-Share Amounts)
                Revenues
                  Electric ...............................................  $ 713,769   $ 649,223   $ 1,726,220   $ 1,666,548
                  Gas .......................................................  49,477      51,450       270,229       324,520
                  Diversified businesses ....................................  85,535      53,205       212,638       181,648

                  Total revenues ............................................ 848,781     753,878     2,209,087     2,172,716

                Expenses Other Than Interest and Income Taxes
                  Electric fuel and purchased energy ........................ 155,085     148,082       435,667       395,595
                  Gas purchased for resale ..................................  18,339      19,868       129,330       178,376
                  Operations ................................................ 135,056     136,855       401,184       424,857
                  Maintenance ...............................................  34,478      35,550       122,720       124,540
                  Diversified businesses-selling, general, and administrative  54,590      33,312       148,337       135,559
                  Depreciation and amortization .............................  93,559      90,767       245,574       228,480
                  Taxes other than income taxes .............................  57,930      56,971       157,389       153,500

                  Total expenses other than interest and income taxes ....... 549,037     521,405     1,640,201     1,640,907

                Income From Operations ...................................... 299,744     232,473       568,886       531,809

                Other Income
                  Allowance for equity funds used during construction .......   2,026       5,565        12,227        16,180
                  Equity in earnings of Safe Harbor Water Power Corporation .   1,108       1,088         3,323         3,266
                  Net other income and deductions ...........................  (1,661)        213        (7,600)          416

                  Total other income ........................................   1,473       6,866         7,950        19,862

                Income Before Interest and Income Taxes ..................... 301,217     239,339       576,836       551,671

                Interest Expense
                  Interest charges ..........................................  55,436      54,071       165,746       159,840
                  Capitalized interest ......................................  (3,509)     (3,161)      (10,676)       (8,972)
                  Allowance for borrowed funds used during construction .....  (1,096)     (3,009)       (6,615)       (8,749)

                  Net interest expense ......................................  50,831      47,901       148,455       142,119

                Income Before Income Taxes .................................. 250,386     191,438       428,381       409,552

                Income Taxes
                  Current ...................................................  64,611      51,442        69,523        75,329
                  Deferred ..................................................  24,470      15,440        79,865        64,896
                  Investment tax credit adjustments .........................  (2,030)     (2,060)       (6,085)       (6,142)

                  Total income taxes ........................................  87,051      64,822       143,303       134,083

                Net Income .................................................. 163,335     126,616       285,078       275,469

                Preferred and Preference Stock Dividends ....................  10,231       9,902        30,135        29,954

                Earnings Applicable to Common Stock ......................  $ 153,104   $ 116,714   $   254,943   $   245,515


                Average Shares of Common Stock Outstanding  ................. 147,527     147,487       147,527       146,957

                Total Earnings Per Share of Common Stock ....................   $1.04       $0.79         $1.73         $1.67

                Dividends Declared Per Share of Common Stock ................   $0.39       $0.38         $1.16         $1.13



                Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,             December 31,
                                                                                     1995 *                   1994

                                                                                               (In Thousands)

                  ASSETS
                  Current Assets
                    Cash and cash equivalents ................................... $    28,081             $    38,590
                    Accounts receivable (net of allowance for uncollectibles
                          of $15,983 and $14,960, respectively) ...................   388,821                 314,842
                    Fuel stocks ...................................................    65,569                  70,627
                    Materials and supplies ........................................   148,501                 149,614
                    Prepaid taxes other than income taxes .........................    39,178                  57,740
                    Other .........................................................    55,239                  47,022

                    Total current assets ..........................................   725,389                 678,435

                  Investments and Other Assets
                    Real estate projects ..........................................   471,308                 471,435
                    Power generation systems ......................................   347,372                 311,960
                    Financial investments .........................................   203,277                 224,340
                    Nuclear decommissioning trust fund ............................    81,602                  66,891
                    Safe Harbor Water Power Corporation ...........................    34,190                  34,168
                    Senior living facilities ......................................    15,445                  11,540
                    Other  ........................................................    67,805                  58,824

                    Total investments and other assets ............................ 1,220,999               1,179,158

                  Utility Plant
                    Plant in service
                      Electric .................................................... 6,256,165               5,929,996
                      Gas .........................................................   676,999                 616,823
                      Common ......................................................   521,743                 511,016

                      Total plant in service ...................................... 7,454,907               7,057,835
                    Accumulated depreciation ......................................(2,452,705)             (2,305,372)

                    Net plant in service .......................................... 5,002,202               4,752,463
                    Construction work in progress .................................   303,093                 506,030
                    Nuclear fuel (net of amortization) ............................   143,132                 134,012
                    Plant held for future use .....................................    25,295                  24,320

                    Net utility plant ............................................. 5,473,722               5,416,825

                  Deferred Charges
                    Regulatory assets (net) .......................................   615,987                 623,640
                    Other deferred charges ........................................    87,488                  96,086

                    Total deferred charges ........................................   703,475                 719,726

                  TOTAL ASSETS .................................................. $ 8,123,585             $ 7,994,144


                * Unaudited

                Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                See Notes to Consolidated Financial Statements.

                  CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,             December 31,
                                                                                     1995 *                   1994

                                                                                               (In Thousands)

                  LIABILITIES AND CAPITALIZATION
                  Current Liabilities
                    Short-term borrowings ....................................... $    13,800             $    63,700
                    Current portions of long-term debt and preference stock .......   416,546                 323,675
                    Accounts payable ..............................................   126,643                 181,931
                    Customer deposits .............................................    26,293                  24,891
                    Accrued taxes .................................................    43,208                  19,585
                    Accrued interest ..............................................    59,724                  60,348
                    Dividends declared ............................................    67,767                  66,012
                    Accrued vacation costs ........................................    31,836                  30,917
                    Other .........................................................    20,737                  30,857

                    Total current liabilities .....................................   806,554                 801,916

                  Deferred Credits and Other Liabilities
                    Deferred income taxes ......................................... 1,241,711               1,156,429
                    Pension and postemployment benefits ...........................   135,420                 138,835
                    Decommissioning of federal uranium enrichment facilities ......    45,637                  45,836
                    Other .........................................................    53,849                  59,645

                    Total deferred credits and other liabilities .................. 1,476,617               1,400,745

                  Capitalization
                  Long-term Debt
                    First refunding mortgage bonds of BGE ......................... 1,726,532               1,744,385
                    Other long-term debt of BGE ...................................   571,500                 544,550
                    Long-term debt of Constellation Companies .....................   556,175                 575,765
                    Unamortized discount and premium ..............................   (16,042)                (17,593)
                    Current portion of long-term debt .............................  (329,046)               (262,175)

                    Total long-term debt .......................................... 2,509,119               2,584,932

                  Preferred Stock .................................................    59,185                  59,185

                  Redeemable Preference Stock .....................................   341,000                 341,000
                    Current portion of redeemable preference stock ................   (87,500)                (61,500)

                    Total redeemable preference stock .............................   253,500                 279,500

                  Preference Stock Not Subject to Mandatory Redemption ............   210,000                 150,000

                  Common Shareholders' Equity
                    Common stock .................................................. 1,424,993               1,425,378
                    Retained earnings ............................................. 1,396,467               1,312,655
                    Pension liability adjustment ................................     (16,521)                (16,521)
                    Net unrealized gain(loss) on available-for-sale securities ..       3,671                  (3,646)

                    Total common shareholders' equity ............................. 2,808,610               2,717,866

                    Total capitalization .......................................... 5,840,414               5,791,483


                  TOTAL LIABILITIES AND CAPITALIZATION .......................... $ 8,123,585             $ 7,994,144


                * Unaudited

                Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                    1995             1994

                                                                                       (In Thousands)
      Cash Flows From Operating Activities
        Net income ...................................................         $   285,078      $  275,469
        Adjustments to reconcile to net cash provided by operating activities
          Depreciation and amortization ..............................             288,698         266,945
          Deferred income taxes ......................................              79,865          64,896
          Investment tax credit adjustments ..........................              (6,085)         (6,142)
          Deferred fuel costs ........................................              21,690           4,536
          Accrued pension and postemployment benefits ................             (10,540)        (44,210)
          Allowance for equity funds used during construction.........             (12,227)        (16,180)
          Equity in earnings of affiliates and joint ventures (net)...             (14,854)        (12,551)
          Changes in current assets, other than sale of accounts receivable ...    (57,784)        (42,073)
          Changes in current liabilities, other than short-term borrowings.....    (38,415)         (6,296)
          Other ......................................................              (4,969)         24,105

        Net cash provided by operating activities ....................             530,457         508,499

      Cash Flows From Financing Activities
        Proceeds from issuance of
          Short-term borrowings (net) ................................             (49,900)         69,400
          Long-term debt .............................................              56,164         207,018
          Preference stock ...........................................              59,475              (4)
          Common stock ...............................................                 140          33,762
        Reacquisition of long-term debt ..............................             (67,002)       (238,571)
        Redemption of preference stock ...............................                 -            (2,906)
        Common stock dividends paid ..................................            (169,656)       (164,092)
        Preferred and preference stock dividends paid ................             (29,856)        (29,970)
        Other ........................................................                 325            (214)

        Net cash used in financing activities ........................            (200,310)       (125,577)

      Cash Flows From Investing Activities
        Utility construction expenditures ............................            (258,331)       (344,993)
        Allowance for equity funds used during construction ..........              12,227          16,180
        Nuclear fuel expenditures ....................................             (45,434)        (38,337)
        Deferred nuclear expenditures ................................                 -            (5,674)
        Deferred energy conservation expenditures ....................             (30,068)        (29,712)
        Contributions to nuclear decommissioning trust fund ..........              (7,335)         (7,335)
        Purchases of marketable equity securities ....................             (12,055)        (43,505)
        Sales of marketable equity securities ........................              40,856          25,418
        Other financial investments ..................................               7,941           2,751
        Real estate projects .........................................              (3,898)         21,048
        Power generation systems .....................................             (29,949)         (2,330)
        Other ........................................................             (14,610)            559

        Net cash used in investing activities ........................            (340,656)       (405,930)

      Net Decrease in Cash and Cash Equivalents ......................             (10,509)        (23,008)
      Cash and Cash Equivalents at Beginning of Period ...............              38,590          84,236

      Cash and Cash Equivalents at End of Period .....................         $    28,081      $   61,228

      Other Cash Flow Information
        Cash paid during the period for:
          Interest (net of amounts capitalized) ......................         $   148,018      $  137,982
          Income taxes ...............................................         $    57,342      $   58,408



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

Regulatory Assets

      Deferred investment tax credits represent investment tax credits associated with BGE's regulated utility operations as discussed in Note 1 of the Form 10-K for the year ended December 31, 1994. Previously, the Company reported deferred investment tax credits in the consolidated balance sheets as Deferred Credits and Other Liabilities. Effective September 30, 1995, the Company reclassified those credits as a reduction of Regulatory Assets, which reflects the Company's policy to defer such credits solely because of the regulatory treatment. Prior-year amounts have been reclassified to conform with the current year's presentation.

BGE Financing Activity

      The following is a summary of issuances of long-term debt and preference stock during the period from January 1, 1995 through the date of this report. The net proceeds from these issuances were used to meet capital requirements and for general corporate purposes relating to BGE's utility business.

                         Principal Amount
                           or Par Value    Issue         Net
                              Issued        Date       Proceeds

Medium-Term Notes, Series C
(Maturing August through
 December, 1998)            $26,950,000  9/1-9/6/95   $26,869,000

6.99% Cumulative Preference
Stock, 1995 Series
($100 Par Value)            $60,000,000    9/7/95     $59,475,000

      During this period, BGE redeemed the following principal amounts of First Refunding Mortgage Bonds at various prices through operation of the annual sinking fund as required by BGE's
Mortgage: $10,259,000 of the 7-1/8% Series due January 1, 2002; $5,025,000 of the 8.40% Series due October 15, 1999; $1,333,000
of the 7-1/2% Series due January 15, 2007; and $631,000 from various other series.

      In addition, on October 1, BGE exercised its option to double-up the required sinking fund on certain series of preference stock by redeeming at par a total of 30,000 shares of the 7.50% Cumulative Preference Stock 1986 Series ($100 par value) and a total of 200,000 shares of the 8.25% Cumulative Preference Stock 1989 Series ($100 par value).

      BGE may purchase First Refunding Mortgage Bonds of various series in open market transactions, from time to time in the future, depending upon market conditions and BGE's assessment of optimal capital structure, including the mix of secured and unsecured debt.

Diversified Business Financing Matters

      See  Management's  Discussion  and  Analysis  of  Financial
Condition  and  Results  of Operations -  Diversified  Businesses
Capital Requirements for additional information about the debt of Constellation Holdings, Inc. and its subsidiaries.

Pending Merger with Potomac Electric Power Company

      As described in detail in the Report on Form 8-K filed September 27, 1995, BGE, Potomac Electric Power Company, a District of Columbia and Virginia corporation (PEPCO), and RH Acquisition Corp., a Maryland corporation (the New Company), have entered into an Agreement and Plan of Merger, dated as of September 22, 1995. The New Company, which will be renamed, was formed to accomplish the merger and its outstanding capital stock is owned 50% by BGE and 50% by PEPCO. The Agreement and Plan of Merger provides for a strategic business combination that will be accomplished by merging both BGE and PEPCO into the New Company (the Transaction). The Transaction, which was unanimously approved by the Boards of Directors of BGE and PEPCO, is expected to close during 1997 after shareholder approval is obtained and all other conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. In connection with the Transaction, BGE common shareholders will receive one share of New Company common stock for each BGE share and PEPCO common shareholders will receive
0.997 share of New Company common stock for each PEPCO share.

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

   Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove tar. However, no formal legal proceedings have been instituted against BGE. BGE has recognized estimated environmental costs at these sites totaling $38.6 million as of September 30, 1995. These costs, net of accumulated amortization, have been deferred as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

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

       If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss.

       If accidents at any insured plants cause a shortfall of funds at the industry mutuals, BGE and all policyholders could be assessed, with BGE's share being up to $33.33 million.

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

       The PSC noted in the Order that its review and findings on these issues pertain to the reasonableness of BGE's test-year operations and maintenance expenses for purposes of setting base rates and not to the responsibility for replacement power costs associated with the outages at Calvert Cliffs. The PSC stated that its decision in the base rate case will have no res judicata (binding) effect in the fuel rate proceeding examining the 1989-

1991 outages. The work characterized as avoidable significantly increased the duration of the Unit 1 outage. Despite the PSC's statement regarding no binding effect, BGE recognizes that the views expressed by the PSC make the full recovery of all of the replacement energy costs associated with the Unit 1 outage doubtful. Therefore, in December 1990, BGE recorded a provision of $35 million against the possible disallowance of such costs. BGE cannot determine whether replacement energy costs may be disallowed in the present fuel rate proceeding in excess of the provision, but such amounts could be material.

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

RESULTS  OF  OPERATIONS  FOR THE QUARTER AND  NINE  MONTHS  ENDED
SEPTEMBER  30,  1995 COMPARED WITH THE CORRESPONDING  PERIODS  OF
1994

Earnings per Share of Common Stock

      Consolidated earnings per share for the quarter and nine months ended September 30, 1995 were $1.04 and $1.73, respectively, which represent increases of $.25 and $.06 compared to the earnings for the corresponding periods of 1994. These increases in earnings per share reflect a higher level of earnings applicable to common stock. The earnings per share are summarized as follows:
                                 Quarter Ended  Nine Months Ended
                                  September 30     September 30
                                  1995   1994      1995    1994

Utility operations               $ .96  $ .75     $1.59   $1.61
Diversified businesses             .08    .04       .14     .06

Total                            $1.04  $ .79     $1.73   $1.67

Earnings Applicable to Common Stock

      Earnings applicable to common stock increased $36.4 million during the third quarter of 1995 as a result of higher earnings from both utility operations and diversified businesses. Earnings increased $9.4 million during the nine months ended September 30, 1995, as a result of higher earnings from diversified businesses, partially offset by slightly lower earnings from utility operations.
      Earnings from utility operations increased during the third quarter of 1995 primarily due to higher electric system sales resulting from the extremely hot summer weather in 1995 in contrast to the weather experienced during the third quarter of last year. The effect of weather on utility sales is discussed on pages 14 and 15.
      Earnings from utility operations decreased during the nine months ended September 30, 1995 due to lower electric and gas sales resulting from substantially milder winter weather in 1995, as well as higher depreciation and amortization expense as compared to 1994. This was partially offset by higher electric system sales due to the extremely hot summer weather experienced in 1995 and lower operations and maintenance expenses as compared to 1994.
      The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland
(PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. Several electric fuel rate cases now pending before the PSC discussed in Notes 1 and 13 of the Form 10-K for the year ended December 31, 1994 (Form 10-K) could also affect future years' earnings.
       Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. It is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years. In response to the competitive forces and regulatory changes, as discussed in Part 1 of the Form 10-K under the heading Regulatory Matters and Competition, BGE from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE. See the discussion of BGE's pending merger with PEPCO under the heading Pending Merger with Potomac Electric Power Company on page 7 of this Report.
       Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies) and BGE Home Products & Services, Inc. (HPS) and its subsidiary were higher during the quarter and nine months ended September 30, 1995 compared to the corresponding periods of 1994. Diversified businesses' earnings are discussed on pages 22 through 24.

Effect of Weather on Utility Sales

      Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating and cooling degree days for the quarter and nine months ended September 30, 1995 and 1994.

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                  1995   1994     1995    1994

Heating degree days............    53     79      2,772   3,275
Percent change compared to
 prior period..................     (32.9)%          (15.4)%


Cooling degree days............   746    615        997     935
Percent change compared to
 prior period..................      21.3%             6.6%

BGE Utility Revenues and Sales

      Electric revenues changed for the quarter and nine months ended September 30, 1995 because of the following factors:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1995 vs. 1994   1995 vs. 1994
                                         (In millions)

System sales volumes                $ 41.2           $ 6.2
Base rates                            12.4            16.2
Fuel rates                            (0.4)          (16.0)
Revenues from system sales            53.2             6.4
Interchange and other sales           10.4            53.1
Other revenues                         0.9             0.2
Total                               $ 64.5           $59.7

      Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales and sales to other utilities, which are discussed separately. Following is a comparison of the changes in electric system sales volumes:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1995 vs. 1994   1995 vs. 1994

Residential                           10.5%           (1.5)%
Commercial                             5.8             0.9
Industrial                             5.5             3.4
Total                                  7.6             0.3

      The increase in sales to the residential and commercial classes of electric customers during the third quarter of 1995 is primarily attributable to the extremely hot summer weather conditions in 1995 as compared to the weather experienced during the third quarter of 1994. The increase in industrial sales was primarily due to an increase in the number of customers as compared to last year.
     The slight decrease in sales to residential customers during the nine months ended September 30, 1995 reflects milder weather experienced during the first half of 1995 as compared to last year, offset partially by the extremely hot summer weather during 1995. Sales to commercial customers increased slightly compared to last year due to an increased number of customers and higher usage per customer, offset partially by the net impact of the hotter summer and milder winter weather patterns experienced this year. Sales to industrial customers increased primarily due to an increase in the number of customers and the increased sale of electricity to Bethlehem Steel, offset partially by lower usage by other industrial customers. Bethlehem Steel has been purchasing its full electricity requirements from BGE since March of 1994 and is still producing power with its own generating facility which it is now selling to BGE rather than using the power to reduce its requirements.
      Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased for the quarter and nine months ended September 30, 1995 due to the deferral in 1994 of the portion of conservation surcharge billings subject to refund, as described below.
       Under the energy conservation surcharge, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals and will be refunded to customers with interest beginning in the ensuing July when the annual resetting of the conservation surcharge rates occurs. BGE earned in excess of its authorized rate of return on electric operations for the period July 1, 1993 through June 30, 1994. As a result, BGE deferred the portion of electric energy conservation revenues subject to refund for the period December

1993 through November 1994. The deferral of these billings totaled $20.1 million, of which $6.6 million occurred during the quarter ended September 30, 1994 and a total of $15.1 million occurred during the nine months ended September 30, 1994.
      Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales and sales to other utilities. (See Notes 1 and 13 of the Form 10-K.) Changes in fuel rate revenues and interchange and other sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 13 of the Form 10-K.
     Fuel rate revenues were slightly lower for the quarter ended September 30, 1995 as compared to the same period in 1994 as a result of a lower fuel rate, offset substantially by increased electric system sales volumes. Fuel rate revenues were lower for the nine months ended September 30, 1995 compared to the same period last year as a result of a lower fuel rate.
      The fuel rate was lower for the quarter and nine months ended September 30, 1995 as compared to the same periods last year because of a less costly twenty-four month generation mix due to greater generation in 1995 at the Calvert Cliffs Nuclear Power Plant and the Brandon Shores Power Plant. BGE expects electric fuel rate revenues to decrease slightly during the remainder of 1995 due to a lower fuel rate.
      Interchange and other sales represent sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection
(PJM), a regional power pool of eight member companies including BGE, and sales to other non-PJM utilities. These sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available. Interchange and other sales increased for the quarter and nine months ended September 30, 1995 because of 1995 sales to other utilities and because BGE had a less costly generation mix than other PJM utilities. This less costly generation mix was due to greater generation from the Brandon Shores Power Plant and continued operation of the Calvert Cliffs Nuclear Power Plant.
    Gas revenues changed for the quarter and nine months ended September 30,1995 because of the following factors:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1995 vs. 1994   1995 vs. 1994
                                         (In millions)

Sales volumes                       $ (0.7)         $  (6.1)
Base rates                             0.1              2.1
Gas cost adjustment revenues          (1.7)           (50.3)
Other revenues                         0.3              0.0
Total                               $ (2.0)         $ (54.3)

     Below is a comparison of the changes in gas sales volumes:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1995 vs. 1994   1995 vs. 1994

Residential                           (8.1)%         (10.8)%
Commercial                             8.5            (2.8)
Industrial                            (1.6)            9.6
Total                                 (0.7)           (1.5)

      Gas sales to residential customers decreased during the third quarter of 1995 due to lower usage per customer, offset partially by an increased number of customers. Sales to commercial customers were higher compared to last year due to increased usage per customer and an increase in the number of customers. Sales to industrial customers were lower compared to last year due to decreased usage by Bethlehem Steel, offset partially by increased usage by other industrial customers.
     Total gas sales for the nine months ended September 30, 1995 decreased as a result of lower sales to residential and commercial customers, offset partially by an increase in sales to industrial customers. Sales to residential customers decreased due to milder winter weather in 1995 and lower usage-per-customer, offset partially by an increase in the number of customers. Sales to commercial customers decreased due to milder winter weather, offset partially by an increase in the number of customers and higher usage-per-customer during 1995. Sales to industrial customers increased compared to last year due to greater usage of gas per customer, including Bethlehem Steel, and fewer customer interruptions in the first quarter of 1995 due to the milder weather as compared to the same period last year.
      Base rates increased slightly during 1995 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. Future gas base rate revenues are expected to be impacted positively by the Maryland Commission's anticipated Order in response to BGE's April 21, 1995 application for $29 million of increased gas base rates. In a proposed Order issued October 3, 1995, a hearing examiner approved a $19.4 million increase to gas base rates. The proposed Order has been appealed, and the Maryland Commission is expected to issue a final Order on November 20, 1995.
      Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings.
      Gas cost adjustment revenues decreased for the quarter and nine months ended September 30, 1995 because of lower prices for purchased gas and lower sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.

BGE Utility Fuel and Energy Expenses

     Electric fuel and purchased energy expenses were as follows:

                                 Quarter Ended   Nine Months Ended
                                  September 30     September 30
                                  1995   1994      1995    1994
                                         (In millions)

Actual costs                    $156.7 $141.5    $420.2  $414.7
Net (deferral) recovery of
 costs under electric fuel
 rate clause (see Note 1 of
 the Form 10-K)                   (1.6)   6.6      15.5   (19.1)
Total                           $155.1 $148.1    $435.7  $395.6

      Total electric fuel and purchased energy expenses increased during the quarter ended September 30, 1995 as a result of increased actual costs, offset partially by the operation of the electric fuel rate clause. Actual electric fuel and purchased energy costs increased for the quarter ended September 30, 1995 as a result of higher net output of electricity generated and higher purchased energy costs.
      Total electric fuel and purchased energy expenses increased during the nine months ended September 30, 1995 as a result of the operation of the electric fuel rate clause and increased actual electric costs. Actual electric fuel and purchased energy costs increased during the nine months ended September 30, 1995 primarily due to a higher net output of electricity and higher purchased energy and capacity costs, offset partially by a less costly generation mix resulting primarily from refueling and maintenance outages at the Calvert Cliffs Nuclear Power Plant during the first quarter of 1994.
     Purchased gas expenses were as follows:

                                 Quarter Ended  Nine Months Ended
                                  September 30     September 30
                                  1995   1994      1995    1994
                                            (In millions)

Actual costs                    $ 16.9  $21.4    $135.6  $174.6
Net (deferral) recovery of costs
 under purchased gas adjustment
 clause (see Note 1 of the
 Form 10-K)                        1.4   (1.5)     (6.3)    3.8
Total                           $ 18.3  $19.9    $129.3  $178.4

      Total purchased gas expenses decreased slightly for the quarter ended September 30, 1995 compared to last year due to a decrease in actual gas costs, offset partially by the operation of the purchased gas adjustment clause. The decrease in actual gas costs reflects substantially lower gas prices during the third quarter of 1995 as compared to last year.
      Total purchased gas expenses decreased during the nine months ended September 30, 1995 due to significantly lower actual purchased gas costs and due to the operation of the purchased gas adjustment clause. Actual purchased gas costs decreased during the nine months ended September 30, 1995 due to the lower output associated with the decreased demand for BGE gas and lower gas prices. The decreased demand for BGE gas and the lower gas prices reflect the significantly milder weather experienced during the first quarter of 1995 compared to the first quarter of 1994. This decrease is offset partially by $6.5 million of take-or-pay refunds received in the second quarter of 1994 from Columbia Gas Transmission Corporation.
      Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties. Future purchased gas costs are expected to be increased by transition costs incurred by BGE gas pipeline suppliers in implementing FERC Order No. 636. These transition costs, if approved by FERC, will be passed on to BGE customers through the purchased gas adjustment clause.

Other Operating Expenses

      Operations expense decreased slightly for the quarter ended September 30, 1995 due primarily to continuing labor and other savings in 1995 resulting from the Company's ongoing cost control efforts.
     In addition to the ongoing cost control efforts noted above, operations expense for the nine months ended September 30, 1995 decreased due to a $10.0 million one-time bonus paid to employees in the first quarter of 1994 in lieu of a general wage increase and approximately $4.5 million in higher expenses attributable to
the  winter  storms  in the first quarter  of  1994.   Operations
expense is expected to continue to decline during 1995 due to ongoing cost control efforts of the Company.
      Maintenance expense decreased slightly during the quarter and nine months ended September 30, 1995 due primarily to reduced labor costs and other savings in 1995 resulting from the Company's ongoing cost control efforts, offset partially by approximately $2.3 million in higher costs at the Calvert Cliffs Nuclear Power Plant related to the second quarter 1995 outage.
      Depreciation and amortization expense increased for the quarter and the nine months ended September 30, 1995 because of higher depreciable plant in service and the completion of a facility-specific study of the cost to decommission the Calvert Cliffs Nuclear Power Plant. The higher level of depreciable plant in service, which is primarily due to certain capital additions at the Calvert Cliffs Nuclear Power Plant, resulted in an increase of approximately $10.5 million in depreciation and amortization during the nine months ended September 30, 1995. The facility-specific study generated a higher decommissioning cost than the prior estimate which will increase depreciation expense by $9 million annually, $6.8 million of which occurred during the nine months ended September 30, 1995. Additionally, as discussed below, depreciation and amortization expense during the third quarter and nine months ended September 30, 1995 and 1994 reflected the write-off of certain Perryman costs.
      Initially, BGE had planned to build two combined cycle generating units at its Perryman site with each unit consisting of two combustion turbines. However, due to significant changes in the environment in which utilities operate, BGE decided in 1994 not to construct the second combined cycle generating unit and wrote off the construction work in progress costs associated with that unit. This write-off reduced after-tax earnings during the third quarter of 1994 by $11.0 million or 7 cents per share. As a result of the Maryland Public Service Commission's August 1995 Order requiring all new generation capacity needs to be competitively bid and BGE's September 1995 announcement that it will merge with PEPCO, BGE determined that it will not build the second combustion turbine for the first combined cycle unit. Therefore, during the third quarter of 1995, BGE wrote off the remaining construction work in progress costs associated with the first combined cycle unit. This write-off reduced after-tax earnings for the quarter ended September 30, 1995 by $9.7 million, or 7 cents per share. The construction of the first 140-megawatt combustion turbine at Perryman was completed, and the unit was placed in service, during June 1995.

Other Income and Expenses

       Allowance for equity funds used during construction decreased for the quarter and the nine months ended September 30, 1995 due primarily to a significant reduction in construction work in progress. This reduction in construction work in progress resulted from both a lower level of new construction activity and the placement of several projects in service.
      Net other income and deductions decreased for the quarter and the nine months ended September 30, 1995. For the nine months ended September 30, 1995 net other income and deductions decreased due primarily to approximately $11.0 million in lower other interest, dividend and finance charge income, offset partially by a $2.0 million gain on the sale of receivables.
      Interest expense increased for the quarter and nine months ended September 30, 1995 primarily due to an increase in the level of interest rates, offset partially by more capitalized interest related to increased investment in capitalized projects by the Constellation Companies.

     Income tax expense increased for the quarter ended September 30, 1995 due primarily to higher taxable income from utility operations and diversified businesses. Income tax expense increased for the nine months ended September 30, 1995 due primarily to higher taxable income from the Constellation Companies.

Diversified Businesses Earnings

     Earnings per share from diversified businesses were:

                                  Quarter Ended Nine Months Ended
                                   September 30    September 30
                                   1995    1994    1995    1994

Constellation Holdings, Inc.
 Power generation systems         $ .07   $ .05   $ .11   $ .06
 Financial investments              .02     .00     .06     .02
 Real estate development and
  senior living facilities         (.01)   (.01)   (.03)   (.02)
Total Constellation Holdings, Inc.  .08     .04     .14     .06
BGE Home Products & Services, Inc.  .00     .00     .00     .00
Total diversified businesses      $ .08   $ .04   $ .14   $ .06

       The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased for the quarter and nine months ended September 30, 1995 due primarily to higher equity earnings from the Constellation Companies' energy projects. In addition, earnings during the quarter ended September 30, 1995 increased due to the gain on the sale of certain operating and maintenance contracts.
      The Constellation Companies' investment in wholesale power generating projects includes $194 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and at variable rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, renegotiating the power purchase agreements, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $29 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.
      Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher for the quarter ended September 30, 1995 due to favorable earnings on the Companies' investment portfolio. Financial investment earnings were higher for the nine months ended September 30, 1995 due to favorable earnings on the Companies' investment portfolio and realized gains from a financial partnership.
       The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the depressed real estate market and economic conditions, resulting in reduced demand for the purchase or lease of available land, office, and retail space. Earnings from real estate development and senior living facilities for the quarter and nine months ended September 30, 1995 are essentially unchanged from the prior year.
      The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. Additionally, the Constellation Companies have been expensing rather than capitalizing interest on certain undeveloped land for which substantially all development activities have been suspended. These factors have affected earnings negatively and are expected to continue to do so until the levels of undeveloped land are reduced. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings. To the extent the real estate market continues to improve, earnings from real estate activities are expected to improve also.
      The Constellation Companies' continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes that although the real estate market has improved, until the economy reflects sustained growth and the excess inventory in the market in the Baltimore-Washington corridor goes down, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses. In addition, were the Constellation Companies to change their intent about any project from an intent to hold to an intent to sell, applicable accounting rules would require a write-down of the project to market value at the time of such change in intent if market value is below book value.

Environmental Matters

      The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Environmental Matters section on pages 8, 9, and 28 of this Report.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      For the twelve months ended September 30, 1995, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.16 and 2.50, respectively.

Capital Requirements

      The  Company's  capital requirements reflect  the  capital-
intensive  nature  of  the  utility  business.   Actual   capital
requirements for the nine months ended September 30, 1995, along with estimated annual amounts for the years 1995 through 1997, are reflected below.
                           Nine Months Ended
                              September 30   Calendar Year Estimate
                                  1995        1995    1996     1997
                                       (In millions)
Utility Business:
 Construction expenditures
 (excluding AFC)
  Electric                         $159       $230    $219    $206
  Gas                                48         67      71      84
  Common                             32         53      50      35
 Total construction expenditures    239        350     340     325
 AFC                                 19         23      13      10
 Nuclear fuel (uranium purchases
  and processing charges)            45         50      50      52
 Deferred energy conservation
  expenditures                       30         40      34      25
 Retirement of long-term debt
  and redemption of preference
  stock                              18        279      98     164
 Total utility business             351        742     535     576
Diversified Businesses:
 Retirement of long-term debt        39         57      46     141
 Investment requirements             54         86      70      40
 Total diversified businesses        93        143     116     181
Total                              $444       $885    $651    $757

BGE Utility Capital Requirements

      BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, one of which was placed in service in June, 1995 and the second is scheduled to be placed in service in 1996; the construction of a 140-megawatt combustion turbine at Perryman, which was placed in service in June, 1995; and
improvements  in  BGE's  existing  generating  plants   and   its
transmission   and  distribution  facilities.   Future   electric
construction  expenditures do not include  additional  generating units.
      During the twelve months ended September 30, 1995, the internal generation of cash from utility operations provided 95% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1995 through 1997, the Company expects to provide through utility operations 100% of the funds required for
BGE's   capital   requirements,  exclusive  of  retirements   and
redemptions.
      Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depends upon market conditions and BGE's actual capital requirements. From January 1, 1995 through the date of this Report, BGE issued $27 million principal amount of debt and
$60  million  par  value of preference stock.   During  the  same
period, BGE redeemed $206 million principal amount of debt and $73 million par value of preference stock.
      At the date of this Report, BGE's securities ratings are as follows:
                           Standard    Moody's
                           & Poors    Investors   Duff & Phelps
                         Rating Group  Service   Credit Rating Co.
Senior Secured Debt           A+         A1            AA-
(First Mortgage Bonds)
Unsecured Debt                A          A2            A+
Preferred Stock               A         "a1"           A+
Preference Stock              A         "a2"           A

       The Constellation Companies' capital requirements are discussed below in the section titled "Diversified Businesses Capital Requirements - Debt and Liquidity." The Constellation Companies are exploring expansion of their energy, real estate service, and senior living facility businesses. Expansion may be achieved in a variety of ways, including without limitation increased investment activity and acquisitions. The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.
      Historically, Constellation's energy projects have been in the United States. As of September 30, 1995, one of the Constellation Companies had invested about $10 million for an investment in Bolivia. Constellation's energy business expansion may include domestic and international projects.

Diversified Businesses Capital Requirements

Debt and Liquidity
       The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 22 to 24 under the heading "Diversified
Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $50 million revolving credit agreement of which $35 million was outstanding at the date of this Report.

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

                   PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Asbestos

       Since 1993, BGE has been served in several actions concerning asbestos. The actions are collectively titled In re Baltimore City Personal Injuries Asbestos Cases in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.
      The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. Approximately 510 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive). BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.
      The second type are claims by two manufacturers - Owens Corning Fiberglas and Pittsburgh Corning Corp. - against BGE and approximately eight others, as third-party defendants. These relate to approximately 1,500 individual plaintiffs. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two
manufacturers,  the  relationship  (if  any)  of  each   of   the
individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.
       Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.

Environmental Matters

   The  Company's potential environmental liabilities and pending
environmental   actions  are  listed  in  Item  1.   Business   -
Environmental Matters of the Form 10-K.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit No. 3    Articles Supplementary, dated as of
                              September 5, 1995, to the Charter
                              of Baltimore Gas and Electric
                              Company.

             Exhibit No. 12   Computation of Ratio of Earnings to
                              Fixed Charges and Computation of
                              Ratio of Earnings to Combined Fixed
                              Charges and Preferred and
                              Preference Dividend Requirements.

             Exhibit No. 27   Financial Data Schedule.



        (b)  Reports on Form 8-K for the quarter ended September 30, 1995:

                 Date Filed               Items Reported

             September 27, 1995        Item 5.  Other Events
                                       Item 7.  Financial Statements
                                                  and Exhibits




                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                            (Registrant)





Date  November 13, 1995                     /s/    C. W. Shivery
                                   C. W. Shivery, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                          EXHIBIT INDEX

       Exhibit
        Number

          3              Articles Supplementary, dated as of
                         September 5, 1995, to the Charter
                         of Baltimore Gas and Electric
                         Company.

          12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

          27             Financial Data Schedule.