Form 10-K
period 1995-12-31
BALTIMORE GAS & ELECTRIC CO
filed 1996-03-29
CIK 9466

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

         For the fiscal year ended                            1-1910
             December 31, 1995                        Commission file number

                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                52-0280210
         (State of incorporation)           (I.R.S. Employer Identification No.)
          39 W. LEXINGTON STREET,
            BALTIMORE, MARYLAND                             21201
 (Address of principal executive offices)                (Zip Code)

                                  410-783-5920
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
                                                          New York Stock Exchange, Inc.
Common Stock -- Without Par Value              (brace)    Chicago Stock Exchange, Inc.
                                                          Pacific Stock Exchange, Inc.
Preferred Stock, Series B 4 1/2%, Cumulative,
  $100 Par Value                               (brace)    New York Stock Exchange, Inc.
Preferred Stock, Cumulative, $100 Par Value:
  Series C 4%
  Series D 5.40%
Preference Stock, Cumulative, $100 Par Value:  (brace)    Philadelphia Stock Exchange, Inc.
  7.78%, 1973 Series
  7.50%, 1986 Series
  6.75%, 1987 Series

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Not Applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]    No    .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     Aggregate market value of Common Stock, without par value, held by non-affiliates as of February 29, 1996 was approximately $4,171,501,536 based upon New York Stock Exchange composite transaction closing price.
 COMMON STOCK, WITHOUT PAR VALUE -- 147,527,114 SHARES OUTSTANDING ON FEBRUARY
                                   29, 1996.
                      DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                                       DOCUMENT INCORPORATED BY REFERENCE
   III              Definitive Proxy Statement for the Annual Meeting of Shareholders of Baltimore Gas and
                    Electric Company to be held on April 23, 1996 (Proxy Statement).

                               TABLE OF CONTENTS

                                                                                                                PAGE
PART I
  Item 1  --     Business
                 General.....................................................................................     1
                 Capital Requirements........................................................................     2
                 Electric Business
                   Electric Regulatory Matters and Competition...............................................     3
                   Electric Rate Matters.....................................................................     4
                   Nuclear Operations........................................................................     5
                   Electric Load Management, Energy, and Capacity Purchases..................................     7
                   Fuel for Electric Generation..............................................................     8
                 Gas Business
                   Gas Regulatory Matters and Competition....................................................     9
                   Gas Operations............................................................................    10
                   Gas Rate Matters..........................................................................    10
                 Electric Operating Statistics...............................................................    11
                 Gas Operating Statistics....................................................................    12
                 Franchises..................................................................................    13
                 Diversified Businesses......................................................................    13
                 Environmental Matters.......................................................................    15
                 Employees...................................................................................    17
  Item 2  --     Properties..................................................................................    18
  Item 3  --     Legal Proceedings...........................................................................    18
  Item 4  --     Submission of Matters to a Vote of Security Holders.........................................    19
  Item 10 --     Executive Officers of the Registrant (Instruction 3 to Item 401(b) of Regulation S-K).......    20
PART II
  Item 5  --     Market for Registrant's Common Equity and Related Stockholder Matters.......................    22
  Item 6  --     Selected Financial Data.....................................................................    23
  Item 7  --     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................................    24
  Item 8  --     Financial Statements and Supplementary Data.................................................    32
  Item 9  --     Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..................................................................................    56
PART III
  Item 10 --     Directors and Executive Officers of the Registrant..........................................    56
  Item 11 --     Executive Compensation......................................................................    56
  Item 12 --     Security Ownership of Certain Beneficial Owners and Management..............................    56
  Item 13 --     Certain Relationships and Related Transactions..............................................    56
PART IV
  Item 14 --     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    56
  Signatures.................................................................................................    60

                                     PART I
ITEM 1.  BUSINESS
     Baltimore Gas and Electric Company and Subsidiaries are herein collectively referred to as the Company. The Company is engaged in utility operations and related businesses through Baltimore Gas and Electric Company (BGE). The Company is engaged in diversified businesses primarily through four wholly owned subsidiaries of BGE, Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. (HP&S) and its subsidiary Maryland Environmental Systems, Inc. (MES), BGE Energy Projects & Services, Inc. (EP&S), and BNG, Inc. For financial information by segment of operation see NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS.
     BGE was incorporated under the laws of the State of Maryland on June 20, 1906, and is primarily engaged in the business of producing, purchasing, and selling electricity, and purchasing, transporting, and selling natural gas within the State of Maryland. BGE is qualified to do business in the District of Columbia where its federal affairs office is located. BGE is qualified to do business in the Commonwealth of Pennsylvania where it is participating in the ownership and operation of two electric generating plants as described under
ITEM 2. PROPERTIES -- ELECTRIC. BGE also owns two-thirds of the outstanding capital stock, including one-half of the voting securities, of Safe Harbor Water Power Corporation (Safe Harbor), a hydroelectric producer on the Susquehanna River at Safe Harbor, Pennsylvania. (SEE ITEM 2. PROPERTIES -- ELECTRIC.)
     BGE furnishes electric and gas retail services in the City of Baltimore and in all or part of ten counties in Central Maryland. The electric service territory includes an area of approximately 2,300 square miles with an estimated population of 2,650,000. The gas service territory includes an area of more than 600 square miles with an estimated population of 2,000,000. There are no municipal or cooperative bulk power markets within BGE's service territory.
     As discussed throughout this report, the two units at BGE's Calvert Cliffs Nuclear Power Plant are its principal generating facilities and have the lowest fuel cost in BGE's system. An extended shutdown of either of these Units could have a substantial adverse effect on the Company's business and financial condition. (SEE NUCLEAR OPERATIONS AND NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding prior outages at the Plant.) Also, the utility industry is facing potentially substantial regulatory change designed to foster competition in the provision of gas and electric services. It is not possible to predict the ultimate effect competition will have on BGE's earnings in future years. These matters are discussed under ELECTRIC REGULATORY MATTERS AND COMPETITION on page 3 and GAS REGULATORY MATTERS AND COMPETITION on page 9.
     Diversified businesses conducted by the Constellation Companies, HP&S, MES, EP&S, and BNG, Inc. are discussed under DIVERSIFIED BUSINESSES on page 13 and
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A).
     The percentages of Operating Revenues and Operating Income attributable to electric, gas, and diversified operations are set forth below:

                                                       OPERATING REVENUES                  OPERATING INCOME*
                                                 ELECTRIC    GAS    DIVERSIFIED      ELECTRIC    GAS    DIVERSIFIED
1995..........................................      76%      14 %        10%            83%       7 %        10%
1994..........................................      76       15           9             85        4          11
1993..........................................      77       16           7             87        6           7
1992..........................................      77       16           7             82        8          10
1991..........................................      79       14           7             90        6           4

    Certain prior-year amounts have been reclassified to conform with the current year's presentation.
    *Net of income taxes.
     BGE currently derives approximately 22% of electric revenues and 42% of gas revenues from customers located in the City of Baltimore and 78% and 58%, respectively, from outside the City of Baltimore. No single customer's electric revenues exceed 4% of total electric revenues and no single customer's gas revenues exceed 4% of total gas revenues.
     The disparity between the percentage of gas operating revenues in relation to the percentage of gas operating income as compared to the same percentages for electric operations is due to BGE's level of investment and its
                                       1
fuel costs in each of these segments. BGE's operating revenue amounts represent recovery of all fuel and operating expenses plus a return on its investment in the business. BGE's net investment for ratemaking purposes in the electric business is $4.8 billion while the comparable investment in its gas business is approximately $540 million. Thus, operating revenues include a much greater return component for electric operations than gas operations. Also, as can be seen by referring to ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONSOLIDATED STATEMENTS OF INCOME on page 33, gas purchased for resale as a percentage of gas revenues (49%) is greater than electric fuel and purchased energy as a percentage of electric revenues (26%). It should be noted that both purchased gas costs and electric fuel costs are passed through to the customer with no mark-up for profit. The combined effects of these factors yield the observed relationship between operating revenues and income for electric and gas operations.
     BGE and Potomac Electric Power Company (PEPCO) have agreed to merge. PEPCO is a neighboring electric utility serving Washington, D.C. and major portions of Montgomery and Prince George's Counties in Maryland. It is currently anticipated that the merger will be completed in March 1997. The reasons for the merger and other information about the merger are discussed in more detail under ELECTRIC REGULATORY MATTERS AND COMPETITION on pages 3 and 4 and in the Registration Statement on Form S-4 (Registration No. 33-64799) which is included as an exhibit to this report by incorporation by reference.
     In response to the competitive forces and regulatory changes in the utility industry, as discussed in ELECTRIC REGULATORY MATTERS AND COMPETITION on pages 3 and 4 and GAS REGULATORY MATTERS AND COMPETITION on page 9, BGE (and after the merger the new company to be named Constellation Energy Corporation) from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE and its subsidiaries may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies.
                              CAPITAL REQUIREMENTS
     The Company's actual capital requirements for 1993 through 1995, along with estimated amounts for 1996 through 1998, are set forth below. Certain prior-year amounts have been restated to conform with the current year's presentation.

                                                                     1993     1994    1995    1996    1997    1998
                                                                                     (IN MILLIONS)
Utility Business
  Construction expenditures (excluding AFC)
     Electric....................................................   $   365   $ 345   $ 223   $ 231   $ 205   $ 212
     Gas.........................................................        52      68      70      68      73      67
     Common......................................................        41      42      51      41      47      46
       Total construction expenditures...........................       458     455     344     340     325     325
  AFC (a)........................................................        23      34      22      11      10      10
  Nuclear fuel (uranium purchases and processing charges)........        47      42      46      45      45      44
  Deferred energy conservation expenditures (b)..................        33      41      46      34      25      27
  Deferred nuclear expenditures (b)..............................        14       8      --      --      --      --
  Retirement of long-term debt and redemption of preference
     stock.......................................................       907     203     279      98     164     125
       Total utility business....................................     1,482     783     737     528     569     531
Diversified Businesses...........................................       300      88     173     141     206     220
       Total.....................................................   $ 1,782   $ 871   $ 910   $ 669   $ 775   $ 751

(a) Allowance for Funds Used During Construction (AFC) is accrued for all construction projects with a construction period of more than one month. (SEE NOTE 1 TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of AFC.)
(b) See NOTE 5 TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of deferred nuclear expenditures and deferred energy conservation expenditures.
                                       2

     BGE's actual capital requirements may vary from the estimates set forth above because of a number of factors such as inflation, economic conditions, regulation, legislation, load growth, environmental protection standards, and the cost and availability of capital. The Constellation Companies' capital requirements for diversified businesses may vary from the estimates set forth above due to a number of factors including market and economic conditions and are discussed in detail under MD&A -- DIVERSIFIED BUSINESSES CAPITAL REQUIREMENTS on page 30.
     BGE's estimated construction, nuclear fuel, and deferred energy conservation expenditures are expected to amount to approximately $1.6 billion, $220 million, and $145 million, respectively, for the five-year period 1996-2000. Electric construction expenditures reflect the installation of a 5,000-kilowatt diesel generator at the Calvert Cliffs Nuclear Power Plant which is scheduled to be placed in service in 1996 and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.
     During the period January 1, 1991 through December 31, 1995, BGE expended $2,156 million for gross additions to utility plant or approximately 27% of its total utility plant (exclusive of nuclear fuel) at December 31, 1995. During the same period, a total of $376 million of utility plant was retired. Nuclear fuel expenditures include uranium purchases and processing charges.
     BGE presently estimates that approximately $930 million will be required for retirements and redemptions of long-term debt (including sinking fund payments) and BGE preference stock during the five-year period 1996-2000.
     For further information with respect to capital requirements and for a discussion of internal generation of cash, see ITEM 7. MD&A -- LIQUIDITY AND CAPITAL RESOURCES.
                               ELECTRIC BUSINESS
                  ELECTRIC REGULATORY MATTERS AND COMPETITION
     In recent years BGE focused strategic attention to developments in federal regulatory policy which are designed to increase competition in the wholesale market for bulk power and expand competition in the market for generation. In 1993, the BGE Board of Directors formed the Long Range Strategy Committee to provide an oversight role in the development of BGE's long range strategic goals and to consider strategic initiatives which Management wished to present to the BGE Board.
     Many of these developments were prompted by the Energy Policy Act of 1992 (the 1992 Act), which granted the FERC the authority to order electric utilities to provide transmission service to other utilities and to other buyers and sellers of electricity in the wholesale market. The 1992 Act also created a new class of power producers, exempt wholesale generators, which are exempt from regulation under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). This exemption has increased the number of entrants into the wholesale electric generation market and so increased competition in the wholesale segment of the electric utility industry. Pursuant to its authority under the 1992 Act, the FERC issued a number of orders in specific cases commencing in December 1993 directing utilities to provide transmission services. The FERC's actions have increased the availability of transmission services, thus creating significant competition in the wholesale power market. Other developments resulted from policies at the SEC, which has liberalized its interpretation and administration of the 1935 Act in ways that have made mergers between utility companies less burdensome, thereby facilitating the creation of larger industry competitors. Moreover, state regulatory bodies in certain states had initiated proceedings to review the basic structure of the industry.
     Against this background, BGE and PEPCO agreed to merge. Each company independently reached the conclusion that key factors contributing to success in this more competitive environment will be maintaining low-cost production and achieving a size that will enable it to continue to provide high quality customer service, enhancing its competitive position and attaining a greater level of financial strength. The accelerating pace of electric utility mergers attests to the appropriateness of business combinations between electric utility companies to address such needs. During 1993, one electric utility company merger was announced. In 1994, the number was increased to two, and during 1995, including those following the announcement of the Merger on September 25, 1995, six such transactions were announced. At the date of this report, there had been one electric utility company merger announced in 1996.
                                       3

     BGE, PEPCO, and Constellation Energy Corporation (formerly named R.H. Acquisition Corp.) entered into the Agreement and Plan of Merger dated as of September 22, 1995 (the Merger Agreement). The Merger Agreement provides that upon the receipt of all necessary approvals (including shareholder approval and a number of regulatory approvals) BGE and PEPCO will be merged into Constellation Energy Corporation (the Merger). Constellation Energy Corporation is a shell corporation formed for the sole purpose of accomplishing the Merger. It is currently anticipated that all such approvals will be obtained by March 1997.
     Preliminary estimates by the managements of PEPCO and BGE indicate that the synergies resulting from the combination of their utility operations could generate net cost savings of up to $1.3 billion over a period of 10 years following the Merger. These estimates indicate that about two-thirds of the savings will come from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. These savings are expected to be allocated among shareholders and customers. This allocation will depend upon the results of regulatory proceedings in the various jurisdictions in which BGE and PEPCO operate their utility businesses. The reasons for the Merger, the terms and conditions contained in the Merger Agreement, and other matters concerning the Merger, PEPCO, and Constellation Energy Corporation are discussed in more detail in the Registration Statement on Form S-4 (Registration No. 33-64799) which is included as an exhibit to this Report on Form 10-K by incorporation by reference. The analyses employed in order to develop estimates of potential savings as a result of the Merger were necessarily based upon various assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of BGE and PEPCO. Accordingly, while BGE believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized.
     State regulators around the United States are also redefining the regulatory scheme for the electric utility industry. The Maryland Public Service Commission (PSC) held hearings in 1995 to consider electric utility restructuring, the impact of competition, and regulatory reform and considered possible scenarios ranging from limited to full competition. The PSC issued a general policy statement in June, 1995 on changes recommended for Maryland's electric industry. It concluded that wholesale competition remains in the best interests of the state's energy consumers, but that in view of the availability of efficient, reliable, comparatively low-cost power, Maryland energy consumers do not currently need retail competition to capture the benefits of the competitive energy market. In addition, the PSC mandated competitive bidding for all new generation and agreed that utilities need flexibility to offer their customers terms and conditions that meet unique customer needs.
     It is not possible to predict the ultimate effect competition will have on BGE's earnings in the future.
     In April 1993, the PSC directed that an independent study be performed regarding the distribution of costs between BGE's regulated utility operations and unregulated merchandise and appliance services activities. A coalition of HVAC contractors had alleged that the unregulated operations were being subsidized by the utility. A cost allocation proceeding was held to examine the Company's allocation procedures as well as to deal with the demand by the coalition that the unregulated activities be required to pay a royalty based on unregulated revenues to compensate ratepayers for the use of the BGE name and its goodwill. In August, 1995, the PSC issued an order denying the imposition of royalty payments and requiring BGE to file a cost allocation manual based upon the principle of fully distributed cost allocation. BGE filed the manual in February, 1996.
                             ELECTRIC RATE MATTERS
ENERGY CONSERVATION SURCHARGE
     The PSC approved a base rate surcharge effective July 1, 1992 which provides for the recovery of deferred energy conservation expenditures, a return thereon, lost revenues, and incentives for achievement of predetermined goals for certain conservation programs subject to an earnings test. The compensation for foregone sales due to conservation programs and the incentives for achieving conservation goals must be refunded to customers if BGE is earning in excess of its authorized rate of return, as determined by the PSC. (See discussion in ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS.) The surcharge is reset on July 1 of each year.
                                       4

ELECTRIC FUEL RATE PROCEEDINGS
     By statute, electric fuel costs are recoverable if the PSC finds that BGE demonstrates that, among other things, it has maintained the productive capacity of its generating plants at a reasonable level. The PSC and Maryland's highest appellate court have interpreted this as permitting a subjective evaluation of each unplanned outage at BGE's generating plants to determine whether or not BGE had implemented all reasonable and cost effective maintenance and operating control procedures appropriate for preventing the outage. The PSC has established a Generating Unit Performance Program (GUPP) to measure annual utility compliance with maintaining the productive capacity of generating plants at reasonable levels by establishing a system-wide generating performance target and individual performance targets for each base load generating unit. As a result, actual generating performance, after adjustment for planned outages, is compared to the system-wide target and, if met, should signify compliance with the requirements of Maryland law. Failure to meet the system-wide target will result in review of each unit's adjusted actual generating performance versus its performance target in determining compliance with the law, and the basis for possibly imposing a penalty on BGE. Failure to meet these targets requires BGE to demonstrate that the outages causing the failure are not the result of mismanagement. Parties to fuel rate hearings may still question the prudence of BGE's actions or inactions with respect to any given generating plant outage, which could result in a disallowance of replacement energy costs. BGE is involved in fuel rate proceedings annually where issues concerning individual plant outages can be raised. Recovery of a portion of replacement energy costs has been denied in past proceedings and BGE cannot estimate the amount that could be denied in future fuel rate proceedings, but such amounts could be material. (See NUCLEAR OPERATIONS.)
     BGE is required to submit to the PSC the actual generating performance data for each calendar year 45 days after year end. The PSC reviews BGE's performance for each calendar year in the first fuel rate proceeding initiated following the submission of the actual generating performance data for that year. BGE must initiate fuel rate proceedings in any month following a month during which the calculated fuel rate decreased by more than 5% and may initiate fuel rate proceedings in any month following a month during which the calculated fuel rate increased by more than 5%.
                               NUCLEAR OPERATIONS
     Discussed below are certain events relating to the operations of the Calvert Cliffs Nuclear Power Plant (the Plant) during the period 1987 to the present, including issues involving the possible disallowance of replacement energy costs incurred during unplanned outages at the Plant. All outstanding issues will be resolved in fuel rate proceedings before the PSC which are conducted in accordance with the procedures outlined above under RATE
MATTERS -- ELECTRIC FUEL RATE PROCEEDINGS.
OPERATIONS IN 1987
     The Plant generated 10,069,576 megawatt hours (MWH) in 1987 which resulted in a capacity factor of 70%. In October 1988, BGE filed a fuel rate application for a change in its electric fuel rate under GUPP, which covered BGE's operating performance in 1987. This was the first proceeding filed under this program and BGE's filing demonstrated that it met the system-wide and individual plant performance targets for 1987, including the performance target for the Plant. BGE believes, therefore, it is entitled to recover all fuel costs incurred in 1987 without any disallowances. However, People's Counsel alleged that a number of the outages at the Plant, including the 66-day outage to document compliance with NRC mandated environmental qualification requirements, were due to management imprudence and requested that the PSC disallow recovery of the associated replacement energy costs which BGE estimated to be approximately $33 million. On January 23, 1995, the Hearing Examiner issued his decision in the 1987 fuel rate proceeding and found that the Company had met the GUPP standard which establishes a presumption that BGE had operated the Plant at a reasonably productive capacity level. However, the Order found that the presumption of reasonableness would be overcome by a showing of mismanagement and that such a showing was made with respect to the environmental qualifications outage time. In mitigation for meeting the GUPP standard, the Hearing Examiner disallowed replacement energy costs recovery for 15.5 days of the 66-day outage time. The Hearing Examiner's Order was appealed to the PSC by both BGE and People's Counsel. If the PSC upholds the Hearing Examiner, the Company's earnings would be impacted by approximately $4.5 million.
                                       5

OPERATIONS IN 1988
     The Plant generated 11,733,900 MWH in 1988 which resulted in a capacity factor of 81%. BGE filed a fuel rate application under GUPP in May, 1989 in which it demonstrated that it met the system-wide and individual plant performance targets for 1988. People's Counsel alleged that BGE imprudently managed several outages at the Plant and requested that the PSC disallow recovery of $2 million of replacement energy costs. On November 14, 1991, a Hearing Examiner at the PSC issued a proposed Order, which became final on December 17, 1991 and concluded that no disallowance was warranted. The Hearing Examiner found that BGE maintained the productive capacity of the Plant at a reasonable level, noting that it produced a near record amount of power and exceeded the GUPP standard. Based on this record, the Order concluded there was sufficient cause to excuse any avoidable failures to maintain productive capacity at higher levels.
OPERATIONS IN 1989 TO 1991 -- EXTENDED OUTAGE
     The Plant generated 2,719,197 MWH in 1989 and 1,251,416 MWH in 1990. In the Spring of 1989, a leak was discovered around the Unit 2 pressurizer heater sleeves during a refueling outage. BGE shut down Unit 1 as a precautionary measure on May 6, 1989 to inspect for similar leaks and none were found at that time. However, Unit 1 was out of service for the remainder of 1989 and 285 days of 1990 to undergo maintenance and modification work to enhance the reliability of various safety systems, to repair equipment, and to perform required periodic surveillance tests. Unit 2 remained out of service until May 4, 1991 to complete repair of the pressurizer, perform maintenance and modification work, and complete the refueling. The replacement energy costs associated with these extended outages for both Units at Calvert Cliffs, concluding with the return to service of Unit 2, are estimated to be $458 million. This estimate is based on a computer simulation comparing the actual operating conditions during the extended outages with operating conditions assuming the Plant ran at its targeted capacity factor.
     The extended outages experienced at the Plant are being reviewed by the PSC in the 1989-1991 fuel rate proceeding, and People's Counsel and others have challenged recovery of some part of the associated replacement energy costs. In the PSC's Rate Order issued in BGE's 1990 Base Rate Case, it found that $4 million of operations and maintenance expenses incurred by BGE during the 1989-1990 outages at the Plant should not be recoverable from customers. The PSC concluded that the related work, which was performed at Unit 1 during the 1989-1990 outage, was avoidable and caused by Company actions which were deficient. The work characterized as avoidable had a significant impact on the duration of the Unit 1 outage. The PSC's Order stated that its conclusions in this proceeding did not have a binding effect in the fuel rate proceeding on the recoverability of Calvert Cliffs' replacement energy costs. However, BGE believes that it is doubtful that the PSC will authorize recovery of the full amount of replacement energy costs presently under investigation. Based on a review of the circumstances surrounding the extended outages by BGE personnel as well as independent consultants, in 1990 BGE recorded a provision of $35 million against the possible disallowance of such costs. However, BGE cannot determine whether replacement energy costs may be disallowed in the 1989-1991 fuel rate proceeding in excess of the provision, but such amounts could be material.
     On March 15, 1994, the PSC Staff and the Office of People's Counsel filed testimony in the 1989-1991 fuel rate proceedings. The PSC Staff concluded that approximately 46% of the outage time was unreasonably incurred and that approximately $200 million of replacement energy costs should be disallowed. People's Counsel concluded that approximately $400 million of the replacement energy costs should be disallowed. BGE filed rebuttal testimony in January 1995 in which it vigorously contested the findings of Staff and People's Counsel. Additional testimony was filed by the PSC Staff and People's Counsel in October 1995 and BGE will file its final testimony in May 1996. Further hearings in this matter are expected to occur in 1996.
     As previously reported, in December 1988, the NRC categorized the Plant as one requiring close monitoring and increased NRC attention. The NRC did so following certain events that the NRC indicated raised questions about the effectiveness of past corrective action regarding engineering and technical areas and the overall approach to safety at the Plant. Details of such events were described in the Report on Form 10-K for the year ended December 31, 1990 in the section titled "Nuclear Operations" on pages 4 through 7. In February 1992, the NRC removed the Plant from its list of nuclear plants categorized as requiring close monitoring as a result of improved performance in previously identified problem areas and the demonstration of a sustained period of safe operation.
                                       6

OPERATIONS IN 1991 AFTER THE EXTENDED OUTAGE
     The Plant generated 9,036,100 MWH in 1991, which resulted in a capacity factor of 63%. BGE filed a fuel rate application under GUPP in June 1992, however, the Hearing Examiner has determined that the 1991 case will not be addressed until the case covering the extended outage has been resolved. OPERATIONS SUBSEQUENT TO THE EXTENDED OUTAGE
     The Plant generated 10,663,950 MWH in 1992, which resulted in a capacity factor of 74%. There were no contested performance issues based on 1992 performance. The Plant generated 12,300,816 MWH in 1993, which resulted in a capacity factor of 85%. In 1994, the Plant generated 11,225,977 MWH achieving a capacity factor of 77%. Review of the GUPP filings in 1993 and 1994 have been completed. There were no significant performance issues in either of these years and BGE's GUPP filings were approved as filed. The plant generated 12,940,496 MWH in 1995, which resulted in a capacity factor of 88%. A review of 1995 performance will be initiated with BGE's next fuel rate application.
            ELECTRIC LOAD MANAGEMENT, ENERGY, AND CAPACITY PURCHASES
     BGE has implemented various active load management programs designed to be used when system operating conditions require a reduction in load. These programs include customer-owned generation and curtailable service for large commercial and industrial customers, air conditioning control which is available to residential and commercial customers, and residential water heater control. The load reductions typically have been invoked on peak summer days; the summer peak capacity impact for 1996 from active load management is expected to be approximately 474 megawatts (MW). Cost recovery for these load management programs is attainable through the inclusion in rate base of capital investments and the appropriate expenses (including credits on customer bills) for recovery in base rate proceedings.
     The generating and transmission facilities of BGE are interconnected with those of neighboring utility systems to form the Pennsylvania-New Jersey-Maryland Interconnection (PJM). Under the PJM agreement, the interconnected facilities are used for substantial energy interchange and capacity transactions as well as emergency assistance. In addition, BGE enters into short-term capacity transactions at various times to meet PJM obligations.
     BGE has an agreement with Pennsylvania Power & Light Company (PP&L) to purchase a mix of energy and capacity from June 1, 1990 through May 31, 2001. This agreement, which has been accepted by the FERC, is designed to help maintain adequate reserve margins through this decade and provide flexibility in meeting capacity obligations. The PP&L agreement entitles BGE to 5.94% of the energy output, and net capacity (currently 130 MW), of PP&L's nuclear Susquehanna Steam Electric Station from October 1, 1991 to May 31, 2001 and also enables BGE to treat a portion of PP&L's capacity as BGE's capacity for purposes of satisfying BGE's installed capacity requirements as a member of the PJM. BGE is not acquiring an ownership interest in any of PP&L's generating units. PP&L will continue to control, manage, operate, and maintain that station and all other PP&L-owned generating facilities. BGE's firm capacity purchases at December 31, 1995 represented 170 MW of rated capacity of Bethlehem Steel Corporation's Sparrows Point complex, 57 MW of rated capacity of the Baltimore Refuse Energy Systems Company, and the 130 MW of Susquehanna capacity from PP&L.
     In 1994 PECO Energy won a competitive bidding program to supply 140 MW for firm electric capacity and associated energy for 25 years beginning June 1, 1998. This contract has been accepted by both FERC and the PSC.
                                       7

                          FUEL FOR ELECTRIC GENERATION
     Information regarding BGE's electric generation by fuel type and the cost of fuels in the five-year period 1991-1995 is set forth in the following tables:

                                                                                  AVERAGE COST OF FUEL CONSUMED
                                       GENERATION BY FUEL TYPE                      ((CENTS) PER MILLION BTU)
                                 1995    1994    1993    1992    1991     1995      1994      1993      1992      1991
Nuclear (a)...................    43 %    39 %    43 %    40 %    33 %     47.22     52.06     53.01     45.54     48.64
Coal..........................    57      56      55      54      44      148.64    148.64    151.85    154.76    160.74
Oil...........................     1       3       3       1       5      267.59    245.28    253.36    254.19    284.87
Hydro & Gas...................     3       3       3       3       4          --        --        --        --        --
                                 104     101     104      98      86
Interchange/Purchases (b).....   ( 4 )   ( 1 )   ( 4 )     2      14
                                 100 %   100 %   100 %   100 %   100 %

(a) Nuclear fuel costs provide for disposal costs associated with long-term off-site spent fuel storage and shipping, currently set by law at one mill per kilowatt-hour of nuclear generation (approximately 10 cents per million
    Btu) and for contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facility. (SEE FUEL FOR ELECTRIC GENERATION -- NUCLEAR.)
(b) Net purchases from (sales to) others.
     COAL: BGE obtains a large amount of its coal under supply contracts with mining operators. The remainder of its coal requirements are obtained through spot purchases. BGE believes that it will be able to renew such contracts as they expire or enter into similar contractual arrangements with other coal suppliers. BGE's Brandon Shores Units 1 and 2 have a total annual requirement of approximately 3,500,000 tons of coal (combined) with a sulfur content of less than approximately 0.8%. The average delivered costs per ton paid by BGE for Brandon Shores coal for the years 1991 through 1995 were $39.80, $39.98, $39.49, $37.55 and $37.36, respectively. BGE's Crane Units 1 and 2 have a total annual requirement of about 700,000 tons of coal (combined) with a low ash melting temperature. Coal purchased in 1995 had a sulfur content of less than 1% compared to approximately 2.4% in prior years to meet the requirements of the Clean Air Act. The average delivered costs per ton paid by BGE for coal at Crane for the years 1991 through 1995 were $38.88, $38.37, $37.25, $37.42 and $46.50, respectively. BGE's Wagner Units 2 and 3 have a total annual requirement of approximately 900,000 tons of coal (combined) with a sulfur content of no more than 1%. The average delivered costs per ton paid by BGE for coal at Wagner for the years 1991 through 1995 were $44.49, $43.19, $40.62, $37.54 and $37.73, respectively.
     Coal deliveries to BGE's coal burning facilities are made by rail and barge. The coal used by BGE is produced from mines located in central and northern Appalachia.
     BGE has a 20.99% undivided interest in the Keystone coal-fired generating plant and a 10.56% undivided interest in the Conemaugh coal-fired generating plant. The bulk of the annual coal requirements for the Keystone plant is under contract from Rochester and Pittsburgh Coal Company. The Conemaugh plant purchases coal from local suppliers on the open market. The average delivered costs per ton for coal for these plants for the years 1991 through 1995 were $33.07, $31.53, $32.42, $33.22 and $32.49, respectively.
     OIL: Under normal burn practices, BGE's requirements for residual fuel oil amount to approximately 1,000,000 barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made directly into BGE barges from the suppliers' Baltimore Harbor marine terminal for distribution to the various generating plant locations. The average delivered prices per barrel paid by BGE for residual fuel oil for the years 1991 through 1995 were $15.53, $17.25, $15.69, $16.30 and $17.41, respectively.
     NUCLEAR: The supply of fuel for nuclear generating stations involves the acquisition of uranium concentrates, its conversion to uranium hexafluoride, enrichment of uranium hexafluoride, and the fabrication of nuclear fuel assemblies. Information is set forth below with respect to fuel for Calvert Cliffs Units 1 and 2:

Uranium Concentrates:          BGE has, either in inventory or under contract, sufficient quantities of uranium concentrates to meet approximately 80% of its requirements through 1997 and approximately 50% of its requirements for 1998.

                                       8

Conversion:                    BGE has contractual commitments providing for the conversion of uranium concentrates into uranium hexafluoride which will meet approximately 40%
                               of its requirements through 1998.
Enrichment:                    BGE has a contract with the U.S. Energy Corporation for the enrichment of
                               70% of BGE's enrichment requirements through 1998.
Fuel Assembly Fabrication:     BGE has contracted for the fabrication of fuel assemblies for reloads it requires through 1996.

     The nuclear fuel market is very competitive and BGE does not anticipate any problem in meeting its requirements beyond the periods noted above. Expenditures for nuclear fuel are discussed in MD&A -- LIQUIDITY AND CAPITAL RESOURCES on page 29.
     Under the Nuclear Waste Policy Act of 1982 (the 1982 Act), spent fuel discharged from nuclear power plants, including Calvert Cliffs, is required to be placed into a federal repository. Such facilities do not currently exist, and, consequently, must be developed and licensed. BGE cannot now predict when such facilities will be available, although the 1982 Act obligates the federal government to accept spent fuel starting in 1998. While BGE cannot now predict what the ultimate cost will be, the 1982 Act assesses a one mill per kilowatt-hour fee on nuclear electricity generated and sold. At anticipated operating levels, it is expected that this fee will be approximately $12 million for Calvert Cliffs each year.
     Maryland law makes it unlawful to establish within the State a facility for the permanent storage of high-level nuclear waste, unless otherwise expressly required by federal law. BGE has received a license from the NRC to operate its on-site independent spent fuel storage facility. BGE now has storage capacity at Calvert Cliffs that will accommodate spent fuel from operations through the year 2006. In addition, BGE can expand its temporary storage capacity to meet future requirements until federal storage is available.
     The Energy Policy Act of 1992 (the 1992 Act) contains provisions requiring domestic utilities to contribute to a fund for decommissioning and decontaminating the Department of Energy's (DOE) uranium enrichment facilities. These contributions are generally payable over a fifteen-year period with escalation for inflation and are based upon the amount of uranium enriched by DOE for each utility through 1992. The 1992 Act provides that these costs are recoverable through utility service rates as a cost of fuel. Information about the cost of decommissioning is discussed in NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS on page 42 under the heading "UTILITY PLANT, DEPRECIATION AND AMORTIZATION, AND DECOMMISSIONING."
     GAS: BGE has a firm natural gas transportation entitlement of 3,500 dekatherms a day to provide ignition and banking at certain power plants. Gas for electric generation is purchased as needed in the spot market using interruptible transportation arrangements. Certain gas fired units can use residual fuel oil as an alternative.
                                  GAS BUSINESS
                     GAS REGULATORY MATTERS AND COMPETITION
     Regulatory changes in the natural gas business are well under way. In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636, which unbundled gas-service elements. This gave gas users the ability to choose various gas purchasing, transportation, brokering, and storage options. Prior to Order 636, BGE purchased gas, transportation and storage services primarily from pipeline companies. Now, BGE and other local distribution companies buy gas directly from various suppliers and arrange separately for transportation and storage. BGE's large gas customers are arranging for their own gas supplies and are contracting with BGE for transportation. The PSC continues to encourage BGE and other utilities to offer options for unbundling the gas services offered by local distribution companies and allowing smaller customers to arrange for their own gas supplies. Currently as part of its response to the increase in competition in the natural gas business, BGE has proposals before the PSC for profit sharing for capacity release revenues and savings from gas purchases which are less than a predefined city gate index (called Market Based Rates) for sales in BGE's gas territory.
                                       9

                                 GAS OPERATIONS
     BGE distributes natural gas purchased directly from several producers and marketers. Transportation to BGE's city gate for these purchases is provided by Columbia Gas Transmission Corporation (Columbia), CNG Transmission Corporation
(CNG), and Transcontinental Gas Pipe Line Corporation under various transportation agreements. BGE has upstream transportation capacity under contract on Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, Columbia Gulf Transmission Company and ANR Pipeline Company (ANR). BGE has storage service agreements with Columbia, CNG and ANR. The transportation and storage agreements are on file with the Federal Energy Regulatory Commission (FERC).
     BGE's current pipeline firm transportation entitlements to serve its firm loads are 473,597 dekatherms (DTH) per day during the winter period and 291,731 DTH per day during the summer period. BGE uses the firm transportation capacity to move gas from the Gulf of Mexico, Louisiana, south central regions of Texas and Canada to BGE's city gate. The gas is subject to a mix of long and short-term contracts that are managed to provide economic, reliable and flexible service. Additional short-term contracts or exchange agreements with other gas companies can be arranged in the event of short-term emergencies.
     To supplement BGE's gas supply at times of heavy winter demands and to be available in temporary emergencies affecting gas supply, BGE has propane air and liquefied natural gas facilities. The liquefied natural gas facility consists of a plant for the liquefaction and storage of natural gas with a storage capacity of 1,000,000 DTH and a planned daily capacity of 287,988 DTH. The propane air facility consists of a plant with a mined cavern and refrigerated storage facilities having a total storage capacity equivalent to 1,000,000 DTH and a daily capacity of 85,000 DTH. BGE has under contract sufficient volumes of propane for the operation of the propane air facility and is capable of liquefying sufficient volumes of natural gas during the summer months for operation of its liquefied natural gas facility during winter periods.
     BGE offers gas for sale to its residential, commercial and industrial customers on a firm and interruptible basis. BGE also provides its commercial and industrial customers with a transportation service across its distribution system so that these customers may make direct purchase and transportation arrangements with suppliers and pipelines. BGE also plans to conduct a pilot transportation program for residential customers. A transportation fee is charged by BGE that is equivalent to its operating margin on gas it sells to similar customers for the service from the city gate to the customer's facility. This program enables BGE to maintain throughput at a level which assures that fixed costs are spread over the maximum number of DTH. BGE is authorized by the PSC to provide balancing and gas brokering services for its transportation customers and to bundle pipeline capacity with gas for off-system sales.
                                GAS RATE MATTERS
     On November 20, 1995, the PSC issued an Order (the 1995 Rate Order) authorizing BGE an annualized gas base rate increase of $19.3 million, including $2.4 million to recover higher depreciation expense. The increase is equivalent to approximately 4.8% of total gas revenues. In granting the increase, the Commission provided a return on BGE's higher level of gas rate base associated with system expansion and improvement and recognized increases in gas operating expenses associated with maintaining the expanded gas distribution system. This was partially offset by a reduction in the authorized gas rate of return to 9.04% from the 9.40% gas rate of return previously authorized.
     The 1995 Rate Order also provided for the recognition of the remaining portion of postretirement benefits costs not currently included in gas rates and authorized the Company, effective January 1, 1998, to begin amortizing over a fifteen-year period the gas portion of postretirement and postemployment benefit costs deferred prior to December 1995. In addition, the PSC authorized the Company to amortize certain environmental costs incurred through October 1995 over a ten-year period and to defer for future recovery additional environmental costs incurred after that date.
                                       10

                         ELECTRIC OPERATING STATISTICS

                                                                   YEAR ENDED DECEMBER 31,
                                                 1995          1994          1993          1992          1991
Electric Output (In Thousands) -- MWH:
  Generated................................       30,548        28,413        28,907        25,626        22,767
  Purchased (A)............................        7,403         6,270         3,643         4,323         5,522
       Subtotal............................       37,951        34,683        32,550        29,949        28,289
  Less Interchange and Other Sales.........        8,149         5,684         4,149         3,180         1,167
       Total Output........................       29,802        28,999        28,401        26,769        27,122
Power Generated and Purchased at
  Times of Peak Load (MW) (one hour):
  Generated by Company.....................        5,162         3,384         5,245         3,679         4,948
  Net Purchased (A)........................          785         2,654           631         1,879           962
  Peak Load (B)............................        5,947         6,038         5,876         5,558         5,910
Annual System Load Factor (%)..............         57.2          54.7          55.2          54.8          52.4
Revenues (In Thousands)
  Residential..............................   $  955,239    $  931,711    $  931,643    $  839,954    $  882,591
  Commercial...............................      879,438       852,989       869,829       842,694       850,038
  Industrial...............................      208,441       205,611       199,042       201,950       212,864
  System Sales.............................    2,043,118     1,990,311     2,000,514     1,884,598     1,945,493
  Interchange and Other Sales..............      166,964       118,027        91,543        64,323        23,845
  Other....................................       21,029        19,083        20,090        16,611        21,531
       Total...............................   $2,231,111    $2,127,421    $2,112,147    $1,965,532    $1,990,869
Sales (In Thousands) -- MWH:
  Residential..............................       10,966        10,670        10,614         9,735        10,097
  Commercial...............................       12,635        12,351        12,395        11,909        11,707
  Industrial...............................        4,591         4,433         3,763         3,663         3,708
  System Sales.............................       28,192        27,454        26,772        25,307        25,512
  Interchange and Other Sales..............        8,149         5,684         4,149         3,180         1,166
       Total...............................       36,341        33,138        30,921        28,487        26,678
Customers
  Residential..............................      988,179       978,591       968,212       956,570       939,734
  Commercial...............................      103,399       101,957       100,820        99,673        98,254
  Industrial...............................        4,161         3,967         3,800         3,761         3,584
       Total...............................    1,095,739     1,084,515     1,072,832     1,060,004     1,041,572
Average Cost of Fuel Consumed ((cents) per
  million Btu).............................       104.78        112.44        112.77        110.20        127.89

     BGE achieved an all-time peak load of 6,038 megawatts on January 19, 1994.
(A) Includes purchases from Safe Harbor Water Power Corporation, a hydroelectric company, of which the Company owns two-thirds of the capital stock.
(B) See page 7 for a discussion of active load management programs which may be activated at times of peak load.
     Certain prior-year amounts have been reclassified to conform with the current year's presentation.
                                       11

                            GAS OPERATING STATISTICS

                                                                        YEAR ENDED DECEMBER 31,
                                                          1995        1994        1993        1992        1991
Gas Output (In Thousands) -- DTH:
  Purchased..........................................     70,391      68,541      71,221      70,211      63,160
  LNG Withdrawn from Storage.........................        815         698         725         742         551
  Produced...........................................        528         828         259          92          17
       Total Output..................................     71,734      70,067      72,205      71,045      63,728
Delivery Service Gas
  Delivered (A)......................................     44,177      41,897      38,521      41,048      40,503
       Total.........................................    115,911     111,964     110,726     112,093     104,231
Peak Day Sendout (DTH)...............................    706,287     761,900     657,700     609,200     610,200
Capability on Peak Day (DTH).........................    847,000     847,000     847,000     847,000     817,000
Revenues (In Thousands)
  Residential........................................   $248,283    $262,736    $265,601    $242,737    $220,653
  Commercial
     Excluding Delivery Service......................    109,859     121,005     121,832     112,147      96,189
     Delivery Service................................      3,696       2,285       3,287       3,591       3,031
  Industrial
     Excluding Delivery Service......................     16,730      20,140      22,250      21,123      14,855
     Delivery Service................................     16,332       9,635      12,920      14,290      14,288
  Other..............................................      5,604       5,448       7,273       6,511       6,777
       Total.........................................   $400,504    $421,249    $433,163    $400,399    $355,793
Sales (In Thousands) -- DTH:
  Residential........................................     40,211      40,279      40,029      39,042      36,519
  Commercial
     Excluding Delivery Service......................     23,612      23,712      23,830      23,478      20,687
     Delivery Service................................      6,982       6,490       7,428       7,102       6,433
  Industrial
     Excluding Delivery Service......................      4,102       4,410       5,298       5,314       3,605
     Delivery Service................................     35,925      33,837      31,390      33,638      34,240
       Total.........................................    110,832     108,728     107,975     108,574     101,484
Customers
  Residential........................................    506,739     498,152     491,165     486,863     482,085
  Commercial.........................................     38,422      37,891      37,518      37,000      36,561
  Industrial.........................................      1,334       1,354       1,353       1,412       1,385
       Total.........................................    546,495     537,397     530,036     525,275     520,031

     BGE achieved an all-time peak day sendout of 761,900 DTH on January 19,
1994.
(A) Represents gas purchased by alternate fuel customers directly from suppliers for which BGE receives a fee for transportation through its system ("delivery service"). (SEE MD&A -- RESULTS OF OPERATIONS.)
     Certain prior-year amounts have been reclassified to conform with the current year's presentation.
                                       12

                                   FRANCHISES
     BGE has nonexclusive electric and gas franchises to use streets and other highways which are adequate and sufficient to permit BGE to engage in its present business. All such franchises, other than the gas franchises in Manchester, Hampstead, Perryville, Sykesville, Havre de Grace, Mt. Airy, and Montgomery and Frederick Counties, are unlimited as to time. The gas franchises for these jurisdictions expire at various times from 2015 to 2087, except for Havre de Grace which has the right, exercisable at twenty-year intervals from 1907, to purchase all of BGE's gas properties in that municipality. Conditions of the franchises are satisfactory. BGE also has rights-of-way to maintain 26-inch natural gas mains across certain Baltimore City owned property (principally parks) which expire in 1998 and 2004, each subject to renewal during the last year thereof for an additional period of 25 years on a fair revaluation of the rights so granted. Conditions of the grants are satisfactory.
     Franchise provisions relating to rates have been superseded by the Public Service Commission Law of Maryland.
                             DIVERSIFIED BUSINESSES
GENERAL
     Diversified businesses consist of the operations of the Constellation Companies, HP&S and its subsidiary MES, EP&S, and BNG, Inc.
     The Constellation Companies' businesses are concentrated in three major areas -- power generation projects, financial investments, and real estate projects (including senior living facilities). A significant portion of the Constellation Companies' activities are conducted through joint ventures in which they hold varying ownership interests.
     The Constellation Companies hold up to a 50% ownership interest in 25 power generating projects in operation or under construction accounting for $345 million of the Constellation Companies' assets. These projects, all of which either are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 or are otherwise exempt from the Public Utility Holding Company Act of 1935, are of the following types and aggregate generation capacities: coal 160 MW, solar 170 MW, geothermal 121 MW, waste coal 182 MW, wood burning 70 MW, hydro 30 MW, and natural gas 182 MW. In addition, another $12 million has been spent on projects in development. The Constellation Companies also participate in the operation and maintenance of 14 power generation projects existing or under construction, 10 of which are projects in which the Constellation Companies hold an ownership interest. Financial investments account for $206 million of the Constellation Companies' assets. These assets include $92 million in internally and externally managed securities portfolios, $78 million in a monoline financial guaranty (credit enhancement) company, and $36 million in tax-oriented transactions. Real estate and senior living projects account for $495 million of the Constellation Companies' assets. These projects include raw land, office buildings, retail, and commercial projects, an entertainment, dining, and retail complex in Orlando, Florida, a mixed-use planned unit development, and senior living facilities. The majority of the real estate projects are in the Baltimore-Washington area and have been adversely affected by the depressed real estate and economic market.
     The Constellation Companies' investment in wholesale power generating projects includes $197 million representing ownership interests in 16 projects which sell electricity in California under Interim Standard Offer No. 4 (SO4) power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and thereafter at fixed capacity payments plus variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. At current avoided cost levels, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. While nine projects transition from fixed to variable energy rates in the 1996 through 1998 timeframe, revenues from the other projects having SO4 contracts are expected to continue to increase during this period tending to offset revenue declines on the nine projects. Six of the seven largest revenue producing projects will not make the transition to variable energy rates until the 1999-2000
                                       13
timeframe such that any material reductions in revenues would not be anticipated until the years 2000 and 2001. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, changing fuels, renegotiating the power purchase agreements, restructuring financings, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $30 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed-price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.
     HP&S was formed in mid 1994. HP&S is engaged in the sales and service of gas and electric appliances. This business recently was expanded to include kitchen remodeling and servicing of heating and air conditioning systems. In December 1994, HP&S acquired MES, a company specializing in installation of commercial and residential heating, air conditioning, and plumbing.
     EP&S was formed in late 1995. EP&S provides a broad range of customized energy services to major customers including industrial, institutional, and government customers in commercial office buildings, warehouses, educational, healthcare, and retail facilities. These energy services include customer electrical system improvements, lighting and mechanical engineering services, campus and multi-building systems, brokering and associated financial contracts, and district chilled water systems.
     BNG, Inc. is a wholly owned subsidiary of BGE which engages in natural gas brokering.
CAPITAL REQUIREMENTS
     Capital requirements for diversified businesses for 1993 through 1995, along with estimated amounts for 1996 through 1998, are set forth below:

                                                           1993    1994   1995    1996    1997    1998
                                                                          (IN MILLIONS)
Retirement of long-term debt............................   $222    $37    $ 55    $ 49    $135    $138
Investment requirements.................................     78     51     118      92      71      82
  Total diversified businesses..........................   $300    $88    $173    $141    $206    $220

     The investment requirements shown above include the Constellation Companies' portion of equity funding to committed projects under development as well as net loans made to project partnerships. The investment requirements for past periods reflect actual funding of projects, whereas investment requirements for the years 1996-1998 reflect the Constellation Companies' estimate of funding during such periods for ongoing and anticipated projects. Also, guarantees of $35 million may be called which are not included above.
     Estimates of the Constellation Companies' investment requirements are subject to continuous review and modification. Actual investment requirements may vary significantly from the amounts above due to the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies' investment requirements have been met in the past through the internal generation of cash and through borrowings from institutional lenders.
     The investment requirements shown above do not include amounts for the Company's other diversified businesses because to date the investment requirements of those businesses have been minimal.
     See NOTES 3 AND 4 TO CONSOLIDATED FINANCIAL STATEMENTS AND
MD&A -- LIQUIDITY AND CAPITAL RESOURCES -- DIVERSIFIED BUSINESSES CAPITAL REQUIREMENTS for additional information about diversified activities.
                                       14

                             ENVIRONMENTAL MATTERS
     The Company is subject to regulation with regard to air and water quality, waste disposal, and other environmental matters by various federal, state, and local authorities. Certain of these regulations require substantial expenditures for additions to utility plant and the use of more expensive low-sulfur fuels. While the Company cannot now precisely estimate the total effect of existing and future environmental regulations and standards upon its existing and proposed facilities and operations, the necessity for compliance with existing standards and regulations has caused BGE to increase capital expenditures by approximately $174 million during the five-year period 1991-1995. It is estimated that the capital expenditures necessary to comply with such standards and regulations will be approximately $9 million, $20 million, and $39 million for 1996, 1997, and 1998, respectively.
     AIR: The Federal Clean Air Act (the Act) mandates health and welfare standards for concentrations of air pollutants. The State of Maryland is charged by the Act with the responsibility for setting limits on all major sources of these pollutants in the State so that these standards are not exceeded. Except for Crane Units 1 and 2, BGE's generating units are limited to burning fuel (coal or oil) with sulfur content of 1% or below. All units are limited to emitting particulate matter at or below 0.02 grains per standard cubic foot of exhaust gas for oil fired units and 0.03 grains per standard cubic foot for coal-fired units. Brandon Shores, a newer plant, is subject to more stringent standards for sulfur dioxide (1.2 pounds per million Btu), and nitrogen dioxide (0.7 pounds per million Btu). The Crane Units must meet limits of 3.5 pounds per million Btu for sulfur dioxide, which is equivalent to a coal sulfur content of approximately 2.4%. BGE is in compliance with existing air quality regulations.
     The Clean Air Act Amendments of 1990 contain two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations. Title IV contains provisions for compliance in two phases. Phase I of Title IV became effective January 1, 1995, and Phase II of Title IV must be implemented by 2000. BGE met the requirements of Phase I by installing flue gas desulfurization systems and through fuel switching and unit retirements. BGE is currently examining what actions will be required in order to comply with Phase
II. However, BGE anticipates that compliance will be attained by some combination of fuel switching, flue gas desulfurization, unit retirements, or allowance trading.
     At this time, plans for complying with NOx control requirements under Title I of the Act are less certain because all implementation regulations have not yet been finalized by the government. It is expected that by the year 1999 these regulations will require additional NOx controls for ozone attainment at BGE's generating plants and other BGE facilities. The controls will result in additional expenditures that are difficult to predict prior to the issuance of such regulations. Based on existing and proposed ozone nonattainment regulations, BGE currently estimates that the NOx controls at BGE's generating plants will cost approximately $90 million. BGE is currently unable to predict the cost of compliance with the additional requirements at other BGE facilities.
     WATER: The discharge of effluents into the waters of the State of Maryland is regulated by the Maryland Department of the Environment (MDE), in accordance with the National Pollutant Discharge Elimination System (NPDES) permit program, established pursuant to the Federal Clean Water Act. At the present time, all of BGE's steam electric generating plants have the required NPDES permits.
     MDE water quality regulations require, among other things, specifying procedures for determining compliance with State water quality standards. These procedures require extensive studies involving sampling and monitoring of the waters around affected generating plants. The State of Maryland may require changes in plant operations. At this time BGE continually performs studies to determine whether any modifications will be required to comply with these regulations.
     WASTE DISPOSAL: The United States Environmental Protection Agency (EPA) has promulgated regulations implementing those portions of the Resource Conservation and Recovery Act which deal with management of hazardous wastes. These regulations, and the Hazardous and Solid Waste Amendments of 1984, designate certain spent materials as hazardous wastes and establish standards and permit requirements for those who generate, transport, store, or dispose of such wastes. The State of Maryland has adopted similar regulations governing the management of hazardous wastes, which closely parallel the federal regulations. BGE has implemented procedures for compliance with all applicable federal and state regulations governing the management of hazardous wastes. Certain high volume utility wastes such as fly ash and bottom ash have been exempted from these regulations. The Company currently utilizes almost all of its coal fly ash and bottom ash as structural fill material in a
                                       15
manner approved by the State of Maryland. The remainder of the coal ash is sold to the construction industry for a number of approved applications.
     The Federal Comprehensive Environmental Response, Compensation and Liability Act (Superfund statute) establishes liability for the cleanup of hazardous wastes found contaminating the soil, water, or air. Those who generated, transported or deposited the waste at the contaminated site are each jointly and severally liable for the cost of the cleanup, as are the current property owner and their predecessors in title at the time of the contamination. In addition, many states have enacted laws similar to the Superfund statute.
     On October 16, 1989, the EPA filed a complaint in the U.S. District Court for the District of Maryland under the Superfund statute against BGE and seven other defendants to recover past and future expenditures associated with cleanup of a site located at Kane and Lombard Streets in Baltimore. The State of Maryland intervened by filing a similar complaint in the same case and court on February 12, 1990. The complaints allege that BGE arranged for its fly ash to be deposited on the site. Settlement discussions continue among all parties. Additional investigation was initiated on the remainder of the site by the MDE for the EPA but was never completed. BGE and three other defendants agreed to complete the remedial investigation and feasibility study of groundwater contamination around the site in a July 1993 consent order. The remedial action, if any, for the remainder of the site will not be selected until these investigations are concluded. Therefore, neither the total site cleanup costs, nor BGE's share, can presently be estimated.
     In the early 1970's, BGE shipped an unknown number of scrapped transformers to Metal Bank of America, a metal reclaimer in Philadelphia. Metal Bank's scrap and storage yard has been found to be contaminated with oil containing high levels of PCBs (PCBs are hazardous chemicals frequently used as a fire-resistant coolant in electrical equipment). On December 7, 1987, the EPA notified BGE and nine other utilities that they are considered potentially responsible parties
(PRPs) with respect to the cleanup of the site. A remedial investigation and feasibility study (RI/FS) by BGE and the other PRPs was submitted to the EPA on October 14, 1994. Estimated costs for the various remedies included in the RI/FS range greatly (from $15 million to $45 million). Until a specific remedy is chosen, BGE is not able to predict the actual cleanup costs. BGE's share of the cleanup costs, estimated to be approximately 15.79%, could be material.
     From 1985 until 1989, BGE shipped waste oil and other materials to the Industrial Solvents and Chemical Company in York County, Pennsylvania for disposal. The Pennsylvania Department of Environmental Resources (Pennsylvania Department) subsequently investigated this site and found it to be heavily contaminated by hazardous wastes. The Pennsylvania Department notified BGE on August 15, 1990, that it and approximately 1,000 other entities were PRPs with respect to the cost of all remedial activities to be conducted at the site. The PRPs have agreed to perform waste characterization, remove and dispose of all tanks and drums of waste, and perform a remedial investigation at the site. BGE's share of the liability at this site currently is estimated to be approximately 2.39%, but this may change as additional information about the site is obtained. The actual cost of remedial activities has not been determined. As a result of these factors, BGE's potential liability cannot presently be estimated. However, such liability is not expected to be material.
     On August 30, 1994, BGE was named as a defendant in UNITED STATES V. KEYSTONE SANITATION COMPANY, ET AL. The litigation was instituted by EPA in the United States District Court for the Middle District of Pennsylvania involving contamination of the Keystone Sanitation Company landfill Superfund site located in Adams County, Pennsylvania. BGE was named as a third party defendant based upon allegations that BGE had drums of asbestos shipped to the site. There are eleven original defendants, approximately 150 other third party defendants, and approximately 570 fourth party defendants. Neither the costs of future site remediation, nor the extent of BGE's potential liability can be estimated at this time. However, such liability is not expected to be material.
     In December 1995, BGE was notified by the EPA that it is one of approximately 650 parties that may have incurred liability under the Superfund statute for shipments of hazardous wastes to a site in Denver, Colorado known as the RAMP Industries site. BGE, through its disposal vendor, shipped a small amount of low level radioactive waste to the site between 1989 and 1992. The site, which was found to have been operated improperly, was closed in 1994. That same year, the EPA began a clean up of the site which will consist of removal of drums of radioactive and hazardous mixed wastes. To date the EPA has processed approximately one third of the drums and incurred expenses of about $2.2 million. After the EPA completes its drum removal phase of the clean up it will investigate potential soil and groundwater contamination. Although BGE's potential liability cannot be estimated, it is believed that such liability is not likely to be substantial based on the limited amount of waste shipped to the site from BGE facilities.
                                       16

     In the early part of the century, predecessor gas companies (which were later merged into BGE) manufactured coal gas for residential and industrial use. The residue from this manufacturing process was coal tar, previously thought to be harmless but now found to contain a number of chemicals designated by the EPA as hazardous substances. BGE is coordinating an investigation of these former coal gas plant sites, including exploration of corrective action options to remove coal tar, with the MDE. No formal legal proceedings have been instituted against BGE with respect to these sites. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been determined. As explained in NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS on page 52, BGE has recognized estimated environmental costs at these sites totaling $38.6 million as of December 31, 1995. Any cleanup costs for these sites in excess of the amount accrued, which could be significant in total, cannot presently be estimated.
     On May 3, 1994 Constellation Power, Inc. (formerly "Constellation Energy, Inc.") (CPI) was named as a defendant in REPUBLIC IMPERIAL ACQUISITION V. STOCKMAR ENERGY, INC., ET AL. Civil No. 940120R(LSP) (Dist. Ct., So. Dist. California). The plaintiffs are owners of a non-hazardous waste landfill located in Imperial County, California. The plaintiffs allege that defendants delivered hazardous materials consisting of spent geothermal filters containing certain metals used in the operation of four geothermal projects. The claims are made under the Superfund statute and state and common law against the operators, project owners and others. Certain CPI subsidiaries have ownership interests in three of the projects. These Constellation Companies have indemnification rights from project lessees and operators. Approximately 45 other defendants, in addition to CPI, have been named to date. The Constellation Companies are currently evaluating the claims and site investigation is at a preliminary stage. As a result, total investigation and clean up costs, as well as the Constellation Companies' share of such costs, cannot presently be estimated.
                                   EMPLOYEES
     As of December 31, 1995, BGE employed 7,275 people for its utility operations and 729 people for its subsidiaries, excluding the Constellation companies. Five hundred seventy-five people were employed by Constellation Holdings, Inc., including its subsidiaries involved in the operation of power projects and senior living facilities. In addition, the Constellation Companies employ approximately 800 employees at an entertainment, dining, and retail complex in Orlando, Florida.
                                       17

ITEM 2.  PROPERTIES
     ELECTRIC:  The principal electric generating plants of BGE are as follows:

                                                           INSTALLED                            GENERATION (MWH)
          PLANT                      LOCATION            CAPACITY (MW)     PRIMARY FUEL        1995           1994

                                                    (AT DECEMBER 31, 1995)
Steam
  Calvert Cliffs             Calvert County, MD              1,675            Nuclear       12,937,965     11,219,516
  Brandon Shores             Anne Arundel County, MD         1,291             Coal          9,091,443      8,857,557
  Herbert A. Wagner          Anne Arundel County, MD         1,006         Coal/Oil/Gas      3,002,183      2,940,978
  Charles P. Crane           Baltimore County, MD              380             Coal          1,631,798      1,847,851
  Gould Street               Baltimore City, MD                104              Oil             66,851        124,323
  Riverside                  Baltimore County, MD               78            Oil/Gas           40,229          9,146
Jointly Owned -- Steam
  Keystone                   Armstrong and                     359(A)          Coal          2,429,568      2,188,760
                             Indiana Counties, PA
  Conemaugh                  Indiana County, PA                181(A)          Coal          1,244,060      1,156,109
Combustion Turbine
  Notch Cliff                Baltimore County, MD              128              Gas             27,702         11,472
  Perryman                   Harford County, MD                350            Oil/Gas           42,875         26,960
  Westport                   Baltimore City, MD                121              Gas             19,133         10,266
  Riverside                  Baltimore County, MD              173            Oil/Gas            7,118          8,711
  Philadelphia Road          Baltimore City, MD                 64              Oil              4,813          8,250
  Charles P. Crane           Baltimore County, MD               14              Oil              1,237          1,804
  Herbert A. Wagner          Anne Arundel County, MD            14              Oil                971          1,300
    Totals                                                   5,938                          30,547,946     28,413,003

(A) BGE-owned proportionate interest and entitlement. These totals include diesel capacity of 2 megawatts and 1 megawatt for Keystone and Conemaugh, respectively.
     BGE also owns two-thirds of the outstanding capital stock of Safe Harbor Water Power Corporation, and is currently entitled to 277 megawatts of the rated capacity of the Safe Harbor Hydroelectric Project. Safe Harbor is operated under a FERC license which expires in the year 2030.
     GAS: BGE has propane air and liquefied natural gas facilities as described in Gas Operations on page 10.
     GENERAL: All of the principal plants and other important units of BGE located in Maryland are held in fee except that several properties (not including any principal electric or gas generating plant or the principal headquarters building owned by BGE in downtown Baltimore) in BGE's service area are held under lease arrangements. The leased spaces are used for various offices and service. Electric transmission and electric and gas distribution lines are constructed principally (a) in public streets and highways pursuant to franchises or (b) on permanent fee simple or easement rights-of-way secured for the most part by grants from record owners and as to a relatively small part by condemnation.
     BGE's undivided interests as a tenant-in-common in the properties acquired for the Keystone and Conemaugh Plants located in Pennsylvania are held in fee by BGE, subject to minor defects and encumbrances which do not materially interfere with the use of the properties by BGE.
     All of BGE's property referred to above is subject to the lien of the Mortgage securing BGE's First Refunding Mortgage Bonds.
ITEM 3.  LEGAL PROCEEDINGS
ASBESTOS
     Since 1993, BGE was served in several actions concerning asbestos. The actions are collectively titled IN RE BALTIMORE CITY PERSONAL INJURIES ASBESTOS CASES in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.
     The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. The 516 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive). BGE does not know
                                       18
the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.
     The second type are claims made by two manufacturers -- Owens Corning Fiberglass and Pittsburgh Corning Corp. -- against BGE and approximately eight others, as third-party defendants. Owens Corning Fiberglass has dismissed its claims against BGE. The second type claims relate to approximately 1,500 individual plaintiffs. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two manufacturers, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.
     Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.
     SEE ITEM 1. BUSINESS -- ELECTRIC RATE MATTERS, NUCLEAR OPERATIONS, ENVIRONMENTAL MATTERS, and NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
                                       19

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive Officers of the Registrant are:

                                                                           OTHER OFFICES OR POSITIONS
          NAME              AGE            PRESENT OFFICE                 HELD DURING PAST FIVE YEARS
Christian H. Poindexter      57   Chairman of the Board (A)          Vice Chairman of the Board
                                    (Since January 1, 1993)
Edward A. Crooke             57   Chairman of the Board -            President, Utility Operations
                                    Subsidiaries and President (B)
                                    (Since January 1, 1996)
Bruce M. Ambler              56   President and Chief Executive
                                    Officer
                                    Constellation Holdings, Inc.
                                    (Since August 1, 1989)
George C. Creel              62   Executive Vice President           Senior Vice President, Generation
                                    and acting Chief Operating       Senior Vice President
                                    Officer                          Vice President, Nuclear Energy
                                    (Since January 1, 1996)
Robert E. Denton             53   Senior Vice President              Vice President, Nuclear Energy
                                    Generation                       Plant General Manager, Calvert
                                    (Since January 1, 1996)          Cliffs Nuclear Power Plant
Thomas F. Brady              46   Vice President                     Vice President, Customer Service
                                    Customer Service and             and Accounting
                                    Distribution                     Vice President, Accounting and
                                    (Since July 1, 1993)             Economics
Herbert D. Coss, Jr.         61   Vice President                     Vice President, Marketing and
                                    Gas                              Gas Operations
                                    (Since October 1, 1994)          Vice President, Electric Intercon-
                                                                     nection and Transmission
                                                                     Vice President, Interconnection
                                                                     and Operations
Charles H. Cruse             51   Vice President                     Plant General Manager, Calvert
                                    Nuclear Energy                   Cliffs Nuclear Power Plant
                                    (Since January 1, 1996)          Manager, Nuclear Engineering
Carserlo Doyle               53   Vice President                     Manager, Telecommunications
                                    Electric Interconnection         Principal Engineer -- Electric
                                    and Transmission                 Interconnection
                                    (Since January 1, 1994)
Jon M. Files                 60   Vice President
                                    Management Services
                                    (Since September 1, 1981)
Sharon S. Hostetter          51   Vice President                     Manager, Marketing
                                    Marketing and Sales              Division Manager, Resource
                                    (Since November 1, 1995)         Application and Customer
                                                                     Development Group, Rochester
                                                                     Gas and Electric Corporation
Ronald W. Lowman             51   Vice President                     Manager, Fossil Engineering
                                    Fossil Energy                    Manager, Fossil Engineering
                                    (Since January 1, 1993)          Services
G. Dowell Schwartz, Jr.      59   Vice President
                                    General Services
                                    (Since April 1, 1990)
Charles W. Shivery           50   Vice President                     Vice President, Corporate
                                    Finance and Accounting,          Finance Group
                                    Chief Financial Officer and      Treasurer and Secretary
                                    Secretary
                                    (Since July 1, 1993)
Joseph A. Tiernan            57   Vice President                     Vice President, Corporate
                                    Corporate Affairs                Administration
                                    (Since February 1, 1993)

                                       20

Stephen F. Wood              43   President and                      Vice President, Marketing and Sales
                                    Chief Executive Officer          Manager, Major Customer Projects
                                    BGE Energy Projects &            Manager, System Engineering
                                    Services, Inc.                   and Construction
                                    (Since November 1, 1995)         Manager, Distribution Engineering
                                                                     Manager, Transportation

(A) Chief Executive Officer, Director, and member of the Executive Committee.
(B) Chief Operating Officer, Director, and member of the Executive Committee.
                                       21

     Officers of the Registrant are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was selected.
                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS STOCK TRADING
     BGE's Common Stock, which is traded under the ticker symbol BGE, is listed on the New York, Chicago, and Pacific stock exchanges, and has unlisted trading privileges on the Boston, Cincinnati, and Philadelphia exchanges.
     As of February 29, 1996, there were 79,507 common shareholders of record. DIVIDEND POLICY
     The Common Stock is entitled to dividends when and as declared by the Board of Directors. There are no limitations in any indenture or other agreements on payment of dividends; however, holders of Preferred Stock (first) and holders of Preference Stock (next) are entitled to receive, when and as declared, from the surplus or net profits, cumulative yearly dividends at the fixed preferential rate specified for each series and no more, payable, quarterly, and to receive when due the applicable Preference Stock redemption payments, before any dividend on the Common Stock shall be paid or set apart.
     Dividends have been paid on the Common Stock continuously since 1910. Future dividends depend upon future earnings, the financial condition of the Company and other factors. Quarterly dividends were declared on the Common Stock during 1996, 1995 and 1994 in the amounts set forth below.
COMMON STOCK DIVIDENDS AND PRICE RANGES

                              1996 (THROUGH MARCH 12, 1996)
                             DIVIDEND             PRICE*
                             DECLARED       HIGH         LOW
First Quarter.............   $ .39        $29-1/2      $26-3/8
Second Quarter............
Third Quarter.............
Fourth Quarter............
  Total...................

                                          1995
                             DIVIDEND             PRICE*
                             DECLARED       HIGH         LOW
First Quarter.............   $ .38        $25          $22
Second Quarter............     .39         26-1/2       23-1/8
Third Quarter.............     .39         26-5/8       24-3/8
Fourth Quarter............     .39         29           25-1/2
  Total...................   $1.55

                                          1994
                             DIVIDEND                 PRICE*
                             DECLARED       HIGH         LOW
First Quarter.............   $ .37        $25-1/2      $22-3/8
Second Quarter............     .38         24-3/8       20-1/2
Third Quarter.............     .38         23-3/4       20-3/4
Fourth Quarter............     .38         23-5/8       21-1/4
  Total...................   $1.51

*Based on New York Stock Exchange Composite Transactions as reported in the eastern edition of THE WALL STREET JOURNAL.
                                       22

Item 6. Selected Financial Data

                                                                                                                  Compound
                                                   1995         1994         1993          1992       1991         Growth
---------------------------------------------------------------------------------------------------------------------------
                                               (Dollar amounts in thousands, except per share amounts)         5-year  10-Year
Summary of Operations

   Total Revenues                            $2,934,799   $2,782,985   $2,741,385    $2,559,536  $2,514,631    5.47%    4.56%
   Expenses Other Than Interest and Income
      Taxes                                   2,239,107    2,147,726    2,124,993     2,024,227   2,026,910    3.10     4.93
----------------------------------------------------------------------------------------------------------------------------
   Income From Operations                       695,692      635,259      616,392       535,309     487,721   16.36     3.46
   Other Income                                   8,819       32,365       20,310        22,132      28,095  (23.87)   (4.60)
---------------------------------------------------------------------------------------------------------------------------
   Income Before Interest and Income Taxes      704,511      667,624      636,702       557,441     515,816   14.33     3.30
   Net Interest Expense                         196,977      190,154      188,764       189,747     196,588    3.58     5.98
----------------------------------------------------------------------------------------------------------------------------
   Income Before Income Taxes                   507,534      477,470      447,938       367,694     319,228   21.03     2.43
   Income Taxes                                 169,527      153,853      138,072       103,347      85,547   53.41     1.11
----------------------------------------------------------------------------------------------------------------------------
   Income Before Cumulative Effect of
      Change in Accounting Method               338,007      323,617      309,866       264,347     233,681   14.01     3.17
   Cumulative Effect of Change in the
      Method of Accounting for Income Taxes         ---          ---          ---           ---     19,745      ---      ---
----------------------------------------------------------------------------------------------------------------------------
   Net Income                                   338,007      323,617      309,866       264,347     253,426    9.65     3.17
   Preferred and Preference Stock Dividends      40,578       39,922       41,839        42,247      42,746    0.16     4.02
----------------------------------------------------------------------------------------------------------------------------
   Earnings Applicable to Common Stock       $  297,429   $  283,695   $  268,027    $  222,100  $  210,680   11.45     3.06
============================================================================================================================

   Earnings Per Share of Common Stock
      Before Cumulative Effect of Change
         in Accounting Method                     $2.02        $1.93        $1.85         $1.63      $1.511    3.13     0.77
      Cumulative Effect of Change in the
         Method of Accounting for Income
         Taxes                                      ---          ---          ---           ---         .16     ---      ---
----------------------------------------------------------------------------------------------------------------------------
   Total Earnings Per Share of Common Stock       $2.02        $1.93        $1.85         $1.63       $1.67    7.61     0.77
============================================================================================================================

   Dividends Declared Per Share of Common
      Stock                                       $1.55        $1.51        $1.47         $1.43       $1.40    2.06     3.40

Ratio of Earnings to Fixed Charges                 3.21         3.14         3.00          2.65        2.27   12.52    (2.51)
   Ratio of Earnings to Fixed Charges and
      Preferred and Preference Stock Dividends
      Combined                                     2.52         2.47         2.34          2.08        1.82   11.38    (1.99)

Financial Statistics at Year End

   Total Assets                              $8,316,663   $8,037,502   $7,829,613    $7,208,660  $6,963,547    4.39     6.88
============================================================================================================================
   Capitalization
      Long-term debt                         $2,598,254   $2,584,932   $2,823,144    $2,376,950  $2,390,115    3.44     5.69
      Preferred stock                            59,185       59,185       59,185        59,185      59,185     ---      ---
      Redeemable preference stock               242,000      279,500      342,500       395,500     398,500   (7.89)   11.70
      Preference stock not subject to mandatory
         redemption                             210,000      150,000      150,000       110,000     110,000   13.81     1.84
      Common shareholders' equity             2,812,682    2,717,866    2,620,511     2,534,639   2,153,306    6.29     6.33
----------------------------------------------------------------------------------------------------------------------------
      Total Capitalization                   $5,922,121   $5,791,483   $5,995,340    $5,476,274  $5,111,106    4.29     5.92
============================================================================================================================

   Book Value Per Share of Common Stock          $19.07       $18.42       $17.94        $17.63      $17.00    2.84     3.98

   Number of Common Shareholders                 79,811       81,505       82,287        80,371      71,131    1.79     0.04

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                             Baltimore Gas and Electric Company and Subsidiaries

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


Effective November 1, 1995, BGE formed a wholly owned subsidiary, BGE Energy Projects & Services, Inc. (EP&S). EP&S' revenues and expenses are included in diversified businesses revenues and diversified businesses selling, general, and administrative expenses, respectively.


Results of Operations

Earnings per Share of Common Stock
Consolidated earnings per share were $2.02 for 1995 and $1.93 for 1994, an increase of $.09 and $.08 from prior-year amounts, respectively. The changes in earnings per share reflect a higher level of earnings applicable to common stock, offset partially by a larger number of outstanding common shares. The summary below presents the earnings-per-share amounts.

                                     1995       1994     1993
--------------------------------------------------------------------
Utility business                    $1.84      $1.81    $1.77
Diversified businesses                .18        .12      .08
--------------------------------------------------------------------
Total                               $2.02      $1.93    $1.85
====================================================================

Earnings Applicable to Common Stock
Earnings applicable to common stock increased $13.7 million in 1995 and $15.7 million in 1994. The increases reflect higher utility and diversified businesses earnings.

Utility earnings increased in 1995 compared to the prior year due to higher electric system sales resulting from the extremely hot summer weather in 1995, and higher electric and gas sales resulting from the colder fall weather experienced in 1995. These factors were partially offset by lower electric and gas system sales resulting from the milder weather experienced during the first half of the year as compared to last year; lower net other income and deductions in 1995; and a decrease in the allowance for funds used during construction.

Utility earnings increased in 1994 compared to the prior year due to three principal factors: lower operations and maintenance expenses; an increase in the allowance for funds used during construction; and greater sales of electricity. The higher sales of electricity were primarily due to an increased number of customers compared to 1993. Both 1995 and 1994 earnings increases were offset partially by higher depreciation and amortization expense, which includes the write-off of certain Perryman costs in both years (see discussion on page 27). The effect of weather on utility sales is discussed below.

The following factors influence BGE's utility operations earnings: regulation by the Maryland Public Service Commission (PSC); the effect of weather and economic conditions on sales; and competition in the generation and sale of electricity. The gas base rate increase authorized by the PSC in November 1995 favorably affected utility earnings beginning in December 1995. The electric and gas base rate increases authorized by the PSC in April 1993 favorably affected utility earnings through April 1994. The electric fuel rate cases now pending before the PSC discussed in Notes 1 and 12 could affect future years' earnings.

Future competition may also affect earnings in ways that are not possible to predict (see discussion on page 31).



Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. (CHI) and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. and Subsidiary (HP&S), and EP&S, increased during both 1995 and 1994. The reasons for these changes are discussed in the "Diversified Businesses Earnings" section on pages 28 and 29.


Effect of Weather on Utility Sales
Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. The degree-days chart below presents information regarding cooling and heating degree days for 1995 and 1994.

Baltimore Gas and Electric Company and Subsidiaries

                                                    30-Year
                                   1995      1994   Average
--------------------------------------------------------------------
Cooling degree days               1,056       949       804
Percentage change
    compared to prior year         11.3%       9.7%
Heating degree days               4,601     4,670     4,901
Percentage change
    compared to prior year         (1.5)%    (5.8)%

BGE Utility Revenues and Sales
Electric revenues changed during 1995 and 1994 because of the following factors:

                                              1995          1994
--------------------------------------------------------------------
                                                 (In millions)
System sales volumes                      $43.4        $  9.9
 Base rates                                23.2           1.4
 Fuel rates                               (13.8)        (21.5)
--------------------------------------------------------------------
Revenues from system sales                 52.8         (10.2)

Interchange and other sales                49.0          26.5

Other revenues                              1.4          (1.9)
--------------------------------------------------------------------
Total electric revenues                  $103.2        $ 14.4
====================================================================

Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales and sales to other utilities, discussed separately later. Following is a comparison of the changes in electric system sales volumes:

                                          1995         1994
--------------------------------------------------------------------
Residential                                 2.8%          0.5%
Commercial                                  2.3          (0.4)
Industrial                                  3.6          17.8
Total                                       2.7           2.5

The increase in sales to residential and commercial customers during 1995 reflects the extremely hot summer and colder fall weather during 1995 and an increase in the number of customers, offset partially by milder weather experienced during the first half of the year as compared to last year. Sales to industrial customers increased primarily due to an increase in the number of customers and the increased sale of electricity to Bethlehem Steel, offset partially by lower usage by other industrial customers. Bethlehem Steel has been purchasing its full electricity requirements from BGE since March of 1994 and is selling power produced with its own generating facilities to BGE rather than using the power to reduce its requirements.

In 1994, sales to residential and commercial customers were essentially unchanged from the prior year due to three factors: the number of customers increased; higher sales from extreme weather conditions early in the year slightly exceeded lower sales from milder weather in the second half of the year; and usage-per-customer decreased. Sales to industrial customers reflect primarily an increase in the sale of electricity to Bethlehem Steel, which purchased more electricity from BGE due to increased steel production and the fact that Bethlehem Steel has been purchasing its full electricity requirements from BGE since March of 1994.

Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased in 1995 compared to 1994 due to recovery of a higher level of eligible electric conservation program costs and the ability to collect the full amount of energy conservation surcharge revenues, portions of which had been deferred subject to refund in 1994 as discussed below. Base rates increased slightly during 1994 due to the remaining effect of the PSC's April 1993 rate order, offset partially by the deferral of the portion of energy conservation surcharge billings subject to refund.

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

Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales and sales to other utilities (see Notes 1 and 12). Changes in fuel rate revenues and interchange and other sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 12.

Fuel rate revenues decreased during both 1995 and 1994 due to a lower fuel rate, offset partially by increased electric system sales volumes. The rate was lower in both years because of a less-costly twenty-four month generation mix resulting from greater generation at the Calvert Cliffs Nuclear Power Plant and Brandon Shores Power Plant compared to the previous year, as well as lower fuel costs. BGE expects electric fuel rate revenues to remain relatively constant through 1996.

Interchange   and  other  sales   represent   sales  of  BGE's   energy
to the Pennsylvania-New Jersey-Maryland Interconnection (PJM) and other utilities. The PJM is a regional power pool of eight member companies including BGE. These sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available. Interchange and other sales increased during 1995 and 1994 because BGE had a less-costly generation mix than the other utilities. The less-costly mix reflects greater generation from the Brandon Shores Power Plant and the continued operation of the Calvert Cliffs Nuclear Power Plant, which generated a record level of electricity during 1995.

                             Baltimore Gas and Electric Company and Subsidiaries

Gas revenues changed during 1995 and 1994 because of the following factors:

                                          1995          1994
--------------------------------------------------------------------
                                              (In millions)
Sales volumes                             $  0.2        $  3.6
Base rates                                   6.4           2.4
Gas cost adjustment revenues               (27.4)        (16.1)
Other revenues                               0.1          (1.8)
--------------------------------------------------------------------
Total gas revenues                        $(20.7)       $(11.9)
====================================================================


The changes in gas sales volumes compared to the year before were:

                                          1995         1994
--------------------------------------------------------------------
Residential                                 (0.2)%        0.6%
Commercial                                   1.3         (3.4)
Industrial                                   4.7          4.2
Total                                        1.9          0.7

Total gas sales increased during 1995 as a result of higher sales to commercial and industrial customers, while sales to residential customers were essentially the same as last year. Sales to commercial customers increased compared to last year due to an increase in the number of customers, increased usage per customer, and the colder fall weather in 1995, offset partially by milder weather during the first half of the year. Sales to industrial customers increased compared to last year due to greater usage of gas per customer. Total gas sales increased during 1994 because of higher sales to residential and industrial customers, offset partially by lower sales to commercial customers. Sales to industrial customers reflect primarily greater usage of natural gas by Bethlehem Steel. Sales to commercial and industrial customers were negatively impacted because delivery service customers either voluntarily switched their fuel source from natural gas to alternate fuels, or were involuntarily interrupted by BGE as a result of extreme winter weather conditions in the first quarter of 1994. Interruptible customers maintain alternate fuel sources and pay reduced rates in exchange for BGE's right to interrupt service during periods of peak demand.

Base rates increased slightly during 1995 and 1994 due to an increased recovery of eligible gas conservation program costs through the energy conservation surcharge. In addition, base rates increased slightly during 1995 as a result of the PSC's November 1995 rate order, which increased annual base rate revenues by $19.3 million, including $2.4 million to recover higher depreciation expense. Future gas base rate revenues are expected to be impacted favorably as a result of this order.

Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause, which are designed to recover actual gas costs (see Note 1).
Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues decreased during 1995 and 1994 because of lower gas prices for purchased gas and lower sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because delivery service customers purchase their gas directly from third parties.

BGE Utility Fuel and Energy Expenses
Electric fuel and purchased energy expenses were as follows:

                                    1995       1994      1993
--------------------------------------------------------------------
                                          (In millions)
Actual costs                      $554.5     $541.2    $483.9
Net recovery of costs
   under electric fuel rate
   clause (see Note 1)              24.3        1.1      50.7
--------------------------------------------------------------------
Total expense                     $578.8     $542.3    $534.6
====================================================================


Total electric fuel and purchased energy expenses increased in 1995 as a result of the operation of the electric fuel rate clause and increased actual electric costs. Actual electric fuel and purchased energy costs increased during 1995 primarily due to a higher net output of electricity and higher purchased energy and capacity costs, offset partially by a less costly generation mix resulting primarily from a shorter refueling and maintenance outage at the Calvert Cliffs Nuclear Power Plant as compared to the prior year.

Total electric fuel and purchased energy expenses increased in 1994 as a result of increased actual electric costs and the operation of the electric fuel rate clause. Actual electric fuel and purchased energy costs increased during 1994 as a result of a more costly generation mix and an increase in the net output of electricity generated to meet the demand of BGE's system and the PJM system. The cost of the generation mix increased due to higher purchased energy costs and scheduled outages at the Calvert Cliffs Nuclear Power Plant in 1994.

Purchased gas expenses were as follows:

                                    1995       1994     1993
--------------------------------------------------------------------
                                           (In millions)
Actual costs                       $205.9    $222.7    $246.4
Net (deferral) recovery of costs
  under purchased gas adjustment
  clause (see Note 1)                (7.8)      1.9      (3.7)
--------------------------------------------------------------------
Total expense                      $198.1    $224.6    $242.7
====================================================================

Total purchased gas expenses decreased in 1995 due to significantly lower actual purchased gas costs and the operation of the purchased gas adjustment clause. Actual purchased gas costs

Baltimore Gas and Electric Company and Subsidiaries decreased in 1995 due to lower gas prices which reflect market conditions. This decrease would have been greater except for a take-or-pay refund which reduced actual costs in 1994.

Total purchased gas expenses decreased in 1994 due to significantly lower actual purchased gas costs, offset partially by the operation of the purchased gas adjustment clause. Actual purchased gas costs decreased during 1994 for two reasons: lower gas prices and lower output associated with the decreased demand for BGE gas. The lower gas prices reflect market conditions and take-or-pay and other supplier refunds, offset by higher costs related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636 and higher demand charges.

Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties.

Other Operating Expenses
Operations and maintenance expenses were essentially unchanged in 1995 as compared to the prior year. Operations expense decreased during 1994 primarily due to labor savings achieved as a result of the Company's employee reduction programs discussed in Note 7 and continuing cost control efforts. These savings offset $18.1 million of expense from the amortization of the cost of the 1993 and 1992 Voluntary Special Early Retirement Programs (VSERP) and a $10.0 million charge for a bonus paid to employees in lieu of a general wage increase. In addition, operations expense for 1994 decreased because operations expense for 1993 included a $17.2 million charge for certain employee reduction programs, offset partially by a credit to expense equivalent to the $9.8 million cost of termination benefits associated with the Company's 1992 VSERP. Operations and maintenance expenses are expected to decline in 1996 due to ongoing cost control efforts of the Company. Maintenance expense decreased during 1994 due primarily to lower costs at the Calvert Cliffs Nuclear Power Plant.

Depreciation and amortization expense increased during 1995 because of higher levels of depreciable plant in service and energy conservation program costs, and the completion of a facility-specific study of the cost to decommission the Calvert Cliffs Nuclear Power Plant. The higher level of depreciable plant in service, which is primarily due to certain capital additions at the Calvert Cliffs Nuclear Power Plant, resulted in an increase of approximately $12.9
million  in   depreciation   and   amortization   expense   during 1995.
The facility-specific study resulted in a $9 million increase in depreciation expense. Depreciation and amortization expense increased during 1994 because of higher levels of depreciable plant in service and energy conservation program costs. The increase in depreciable plant in service resulted from the addition of electric transmission and distribution plant and certain capital additions at the Calvert Cliffs Nuclear Power Plant during 1994. Additionally, as discussed below, depreciation and amortization expense during 1995 and 1994 reflected the write-off of certain Perryman costs.

Initially, BGE had planned to build two combined cycle generating units at its Perryman site with each unit consisting of two combustion turbines and a heat recovery steam generator. However, due to significant changes in the environment in which utilities operate, BGE decided in 1994 not to construct the second combined cycle unit and wrote off the construction work in progress costs associated with that unit. This write-off reduced after-tax earnings during 1994 by $11.0 million or 7 cents per share. As a result of the PSC's August 1995 Order requiring all new generation capacity needs to be competitively bid and BGE's September 1995 announcement that it will merge with Potomac Electric Power Company (PEPCO) which has some available generating capacity, BGE determined that it will not build the second combustion turbine for the first combined cycle unit. Therefore, during the third quarter of 1995, BGE wrote off the remaining work in progress costs associated with the first combined cycle unit. This write-off reduced after-tax earnings during 1995 by $9.7 million, or 7 cents per share. The construction of the first 140-megawatt combustion turbine at Perryman was completed, and the unit was placed in service, during June 1995.

Taxes other than income taxes increased slightly during 1995 and 1994 due primarily to higher property taxes resulting from higher levels of utility plant in service.

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

Other Income and Expenses
The allowance for equity funds used during construction (AFC) decreased during 1995 because of a lower level of construction work in progress resulting from a decrease in new construction activity and the placement of several projects in service. AFC increased during 1994 because of a higher level of construction work in progress which was offset partially by the lower AFC rate established by the PSC in the April 1993 rate order.

                             Baltimore Gas and Electric Company and Subsidiaries

Net other income and deductions decreased in 1995 primarily due to approximately $12.1 million in lower other interest and finance charge income, and a decrease of $3.8 million in the gain on the sale of receivables and property. Net other income and deductions increased in 1994 primarily due to a lower level of charitable contributions and $3.9 million of gains on the sale of receivables.

Interest expense increased during 1995 due to a combination of higher levels of debt outstanding and higher short-term interest rates compared to 1994, offset partially by increased capitalized interest on the Constellation Companies' projects. Interest expense increased slightly during 1994 due primarily to lower capitalized interest on the Constellation Companies' power generation systems, offset partially by the accrual by BGE of carrying charges on electric deferred fuel costs excluded from rate base (see Note 5).

Income tax expense increased during 1995 and 1994 due to higher taxable income from utility operations and the Constellation Companies.

Diversified Businesses Earnings
Earnings per share from diversified businesses were:

                                        1995    1994    1993
--------------------------------------------------------------------
Constellation Companies
  Power generation systems             $ .13    $ .10   $ .07
  Financial investments                  .08      .03     .10
  Real estate development and senior
    living facilities                   (.02)    (.03)   (.04)
  Effect of 1993 Tax Act                  -       -      (.04)
  Other                                 (.01)    (.01)   (.01)
--------------------------------------------------------------------
Total Constellation Companies            .18      .09     .08
BGE Home Products & Services, Inc.
  and Subsidiary                         .00      .03     -
BGE Energy Projects & Services, Inc.     .00      -       -
--------------------------------------------------------------------
Total diversified businesses           $ .18    $ .12   $ .08
====================================================================


The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation
Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased during 1995 due primarily to higher equity earnings on the Constellation Companies' energy projects and a gain on the sale of certain operating and maintenance contracts. Power generation systems earnings increased in 1994 primarily due to payments for the curtailment of output at two wholesale power generating projects as discussed below.

The Constellation Companies' investment in wholesale power generating projects includes $197 million representing ownership interests in 16 projects which sell electricity in California under Interim Standard
Offer No. 4 power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and thereafter at fixed capacity payments plus variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to
service the demands on its system. These  power generation   projects
are  scheduled  to  convert  to  supplying electricity  at  avoided cost  rates in various  years  beginning  in late 1996 through  the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. If current avoided cost levels were to continue into 1996 and beyond, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant.  The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, changing fuels, renegotiating the  power  purchase agreements, restructuring financings, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies'
investment totals $30 million, have executed agreements with  Pacific
Gas & Electric  (PG&E)  providing  for the curtailment  of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt.
However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact
that  these  matters   regarding  any  of  the 16  projects  may  have
on the Constellation Companies or the Company, but the impact could be material. See the section titled "Diversified Businesses" on page 13 for a more recent update of these matters.

Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher in 1995 due to favorable earnings on the Companies' marketable securities, increased gains from financial partnerships, and higher earnings from financial guaranty insurance companies. Financial investment earnings decreased during 1994 due to reduced earnings from the investment portfolio. Additionally, 1993 results reflected a $6.1 million gain from the sale of a portion of an investment in a financial guaranty insurance company.

The Constellation Companies' real estate development business includes land under development; office buildings; retail pro-jects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the oversupply of and limited demand for land and office space due to modest economic growth and corporate downsizings.

Baltimore Gas and Electric Company and Subsidiaries

Earnings from real estate development and senior living facilities in 1995 were essentially unchanged from the prior year. Earnings from real estate development increased slightly during 1994 due to gains recognized from the sale of two retail centers, an office building, and interests in two senior living facilities. The increases in diversified businesses' revenues and in selling, general, and administrative expenses during 1994 reflect the proceeds of these sales and the cost of the facilities sold, respectively.

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

BGE Home Products & Services' earnings decreased during 1995 and increased during 1994 primarily due to higher gains from receivables sales in 1994.


Environmental Matters
The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in Note 12 and in this Annual Report on Form 10-K under Item 1. Business - Environmental Matters.


Liquidity and Capital Resources

Capital Requirements
The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the years 1993 through 1995, along with estimated amounts for the years 1996 through 1998, are reflected below. Certain prior-year amounts have been restated to conform with the current year's presentation.


                                                                     1993      1994       1995       1996      1997   1998
                                                                                          (In millions)
  Utility Business:
   Construction expenditures (excluding AFC)
      Electric                                                     $  365      $345       $223      $231      $205    $212
      Gas                                                              52        68         70        68        73      67
      Common                                                           41        42         51        41        47      46
---------------------------------------------------------------------------------------------------------------------------
      Total construction expenditures                                 458       455        344       340       325     325
   AFC                                                                 23        34         22        11        10      10
   Nuclear fuel (uranium purchases and processing charges)             47        42         46        45        45      44
   Deferred energy conservation expenditures                           33        41         46        34        25      27
   Deferred nuclear expenditures                                       14         8         --        --        --      --
   Retirement of long-term debt and redemption of preference stock    907       203        279        98       164     125
---------------------------------------------------------------------------------------------------------------------------
   Total utility business                                           1,482       783        737       528       569     531
Diversified Businesses:
   Retirement of long-term debt                                       222        37         55        49       135     138
   Investment requirements                                             78        51        118        92        71      82
---------------------------------------------------------------------------------------------------------------------------
   Total diversified businesses                                       300        88        173       141       206     220
Total                                                              $1,782      $871       $910      $669      $775    $751
===========================================================================================================================

                             Baltimore Gas and Electric Company and Subsidiaries

BGE Utility Capital Requirements
BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of a 5,000 kilowatt diesel generator at the Calvert Cliffs Nuclear Power Plant which is scheduled to be placed in service in 1996, and improvements in BGE's existing generating plants and its transmission
and   distribution   facilities.   Future  electric   construction
expenditures do not include additional generating units.


During 1995, 1994, and 1993, the internal generation of cash from utility operations provided 100%, 72%, and 71% respectively, of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. In addition, in 1994, $70 million of cash was provided by the sale of certain BGE and HP&S receivables (see Note 12). During the three-year period 1996 through 1998, the Company expects to provide through utility operations 115% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.


Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities.
During the three-year period ended December 31, 1995, BGE's issuances of long-term debt, preference stock, and common stock were $1,237 million, $190 million, and $92 million, respectively. During the same period, retirements and redemptions of BGE's long-term debt and preference stock totaled $1,148 million and $219 million, respectively, exclusive of any redemption premiums or discounts. The amount and timing of future issuances and redemptions will depend upon market conditions and BGE's actual capital requirements.

BGE's fixed income securities are rated by various independent credit rating agencies. The ratings assigned reflect the rating agencies' current assessment of BGE's ability to pay interest, dividends, and principal on these securities. The ratings impact BGE's cost of raising fixed income capital in the public markets. At the date of this Report, BGE's securities ratings were as follows:

                            Securities Ratings Table

---------------------------------------------------------------------------
                          Standard        Moody's
                           & Poors       Investors         Duff & Phelps
                        Rating Group      Service        Credit Rating Co.
---------------------------------------------------------------------------
Senior Secured Debt           A+            A1                 AA-
(First Mortgage Bonds)
Unsecured Debt                A             A2                  A+
Preferred Stock               A            "a1"                 A+
Preference Stock              A            "a2"                 A


The Constellation Companies' capital requirements are discussed below in the section titled "Diversified Businesses Capital Requirements-Debt and Liquidity." The Constellation Companies are exploring expansion of their energy, real estate service, and senior living facility businesses. Expansion may be achieved in a variety of ways, including, without limitation, increased investment activity and acquisitions. The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.

Historically, Constellation's energy projects have been in the United States. As of December 31, 1995, one of the Constellation Companies had invested approximately $10 million in a Bolivian power generation company. In addition, $10 million has been committed, of which $1.2 million has been funded, to a fund that will invest in and develop power projects in Latin America. Constellation's energy business expansion may include domestic and international projects.

Diversified Businesses Capital Requirements
Debt and Liquidity
The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 28 and 29). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $50 million revolving credit agreement.

Investment Requirements
The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1996 through 1998 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the estimates on page 29 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

Baltimore Gas and Electric Company and Subsidiaries

Response to Regulatory Change

Electric utilities presently face competition in the construction of generating units to meet future load growth and in the sale of electricity in the bulk power markets. Electric utilities also face the future prospect of competition for electric sales to retail customers. As previously disclosed, BGE regularly considered various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. In September 1995, BGE concluded that a merger with PEPCO would enhance two key factors regarding its competitive position--maintaining low-cost production and increasing in size. The merger is discussed in Note 12. Although BGE believes the merger will have a positive effect on its competitive position in future years, it is not possible to predict currently the ultimate effect competition will have on BGE's earnings in future years, or after the merger, on the earnings of the new company. In response to the competitive forces and regulatory changes, as discussed in Part 1 of BGE's Reports on Form 10-K under the headings Electric Regulatory Matters and Competition and Gas Regulatory Matters and Competition, BGE (and after the merger the new company) from time to time will consider various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate regulatory changes in its utility business. These strategies may include internal restructurings involving the complete or partial separation of its
generation,   transmission  and distribution   businesses, acquisitions  of
related or unrelated businesses, business combinations, and additions to or dispositions of portions of its franchised service territories. BGE may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of BGE.

                             Baltimore Gas and Electric Company and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders of
Baltimore Gas and Electric Company
     We have audited the accompanying consolidated balance sheets and statements of capitalization of Baltimore Gas and Electric Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, common shareholders' equity, and income taxes for each of the three years in the period ended December 31, 1995, and the consolidated financial statement schedule listed in Item 14(a)(1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baltimore Gas and Electric Company and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.
     We have also previously audited, in accordance with generally accepted standards, the consolidated balance sheets and statements of capitalization at December 31, 1993, 1992, and 1991, and the related consolidated statements of income, cash flows, common shareholders' equity, and income taxes for each of the two years in the period ended December 31, 1992 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations included in the Selected Financial Data for each of the five years in the period ended December 31, 1995, appearing on page 23 is fairly stated in all material respects in relation to the financial statements from which it has been derived.
                                          /s/ COOPERS & LYBRAND L.L.P.
                                          COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
January 19, 1996
                                       32


Baltimore Gas and Electric Company and Subsidiaries

                        Consolidated Statements of Income

Year Ended December 31,                                                    1995                1994             1993
--------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except per share amounts)
Revenues
   Electric                                                          $2,229,774          $2,126,581       $2,112,147
   Gas                                                                  400,504             421,249          433,163
   Diversified businesses                                               304,521             235,155          196,075
--------------------------------------------------------------------------------------------------------------------
   Total revenues                                                     2,934,799           2,782,985        2,741,385

Expenses Other Than Interest and Income Taxes
   Electric fuel and purchased energy                                   578,801             542,314          534,628
   Gas purchased for resale                                             198,069             224,590          242,685
   Operations                                                           550,811             552,817          574,073
   Maintenance                                                          168,269             164,892          181,208
   Diversified businesses - selling, general, and administrative        220,573             167,430          143,654
   Depreciation and amortization                                        317,417             295,950          253,913
   Taxes other than income taxes                                        205,167             199,733          194,832
--------------------------------------------------------------------------------------------------------------------
   Total expenses other than interest and income taxes                2,239,107           2,147,726        2,124,993

Income from Operations                                                  695,692             635,259          616,392
--------------------------------------------------------------------------------------------------------------------

Other Income
   Allowance for equity funds used during construction                   14,162              21,746           14,492
   Equity in earnings of Safe Harbor Water Power Corporation              4,559               4,349            4,243
   Net other income and deductions                                       (9,902)              6,270            1,575
--------------------------------------------------------------------------------------------------------------------
   Total other income                                                     8,819              32,365           20,310

Income Before Interest and Income Taxes                                 704,511             667,624          636,702
--------------------------------------------------------------------------------------------------------------------

Interest Expense
   Interest charges                                                     219,689             214,347          212,971
   Capitalized interest                                                 (15,050)            (12,427)         (16,167)
   Allowance for borrowed funds used during construction                 (7,662)            (11,766)          (8,040)
--------------------------------------------------------------------------------------------------------------------
   Net interest expense                                                 196,977             190,154          188,764

Income Before Income Taxes                                              507,534             477,470          447,938

Income Taxes                                                            169,527             153,853          138,072
--------------------------------------------------------------------------------------------------------------------

Net Income                                                              338,007             323,617          309,866

Preferred and Preference Stock Dividends                                 40,578              39,922           41,839
--------------------------------------------------------------------------------------------------------------------

Earnings Applicable to Common Stock                                  $  297,429          $  283,695       $  268,027
====================================================================================================================

Average Shares of Common Stock Outstanding                              147,527             147,100          145,072

Earnings Per Share of Common Stock                                        $2.02               $1.93            $1.85
====================================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                                      33

                             Baltimore Gas and Electric Company and Subsidiaries

                           Consolidated Balance Sheets


At December 31,                                                                1995                 1994
--------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
Assets

   Current Assets
      Cash and cash equivalents                                          $   23,443            $  38,590
      Accounts receivable (net of allowance for uncollectibles
         of $16,390 and $14,960, respectively)                              400,005              314,842
      Fuel stocks                                                            59,614               70,627
      Materials and supplies                                                145,900              149,614
      Prepaid taxes other than income taxes                                  60,508               57,740
      Deferred income taxes                                                  36,831               43,358
      Trading securities                                                     47,990               24,337
      Other                                                                  31,487               22,686
--------------------------------------------------------------------------------------------------------
      Total current assets                                                  805,778              721,794

   Investments and Other Assets
      Real estate projects                                                  479,344              471,435
      Power generation systems                                              358,629              311,960
      Financial investments                                                 205,841              224,340
      Nuclear decommissioning trust fund                                     85,811               66,891
      Safe Harbor Water Power Corporation                                    34,327               34,168
      Senior living facilities                                               16,045               11,540
      Net pension asset                                                      60,077                  ---
      Other                                                                  71,894               58,824
--------------------------------------------------------------------------------------------------------
      Total investments and other assets                                  1,311,968            1,179,158

   Utility Plant
      Plant in service
         Electric                                                         6,360,624            5,929,996
         Gas                                                                692,693              616,823
         Common                                                             522,450              511,016
--------------------------------------------------------------------------------------------------------
         Total plant in service                                           7,575,767            7,057,835
      Accumulated depreciation                                           (2,481,801)          (2,305,372)
--------------------------------------------------------------------------------------------------------
      Net plant in service                                                5,093,966            4,752,463
      Construction work in progress                                         247,296              506,030
      Nuclear fuel (net of amortization)                                    130,782              134,012
      Plant held for future use                                              25,552               24,320
--------------------------------------------------------------------------------------------------------
      Net utility plant                                                   5,497,596            5,416,825

   Deferred Charges
      Regulatory assets (net)                                               637,915              623,639
      Other                                                                  63,406               96,086
--------------------------------------------------------------------------------------------------------
      Total deferred charges                                                701,321              719,725

   Total Assets                                                          $8,316,663           $8,037,502
========================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.
                                      34

Baltimore Gas and Electric Company and Subsidiaries

                           Consolidated Balance Sheets


At December 31,                                                               1995                 1994
-------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Liabilities and Capitalization

   Current Liabilities
      Short-term borrowings                                             $  279,305            $  63,700
      Current portions of long-term debt and preference stock              146,969              323,675
      Accounts payable                                                     177,092              181,931
      Customer deposits                                                     26,857               24,891
      Accrued taxes                                                          8,244               19,585
      Accrued interest                                                      56,670               60,348
      Dividends declared                                                    67,198               66,012
      Accrued vacation costs                                                33,403               30,917
      Other                                                                 39,417               30,857
-------------------------------------------------------------------------------------------------------
      Total current liabilities                                            835,155              801,916




   Deferred Credits and Other Liabilities
      Deferred income taxes                                              1,311,530            1,199,787
      Pension and postemployment benefits                                  148,594              138,835
      Decommissioning of federal uranium enrichment facilities              43,695               45,836
      Other                                                                 55,568               59,645
-------------------------------------------------------------------------------------------------------
      Total deferred credits and other liabilities                       1,559,387            1,444,103




   Capitalization
      Long-term debt                                                     2,598,254            2,584,932
      Preferred stock                                                       59,185               59,185
      Redeemable preference stock                                          242,000              279,500
      Preference stock not subject to mandatory redemption                 210,000              150,000
      Common shareholders' equity                                        2,812,682            2,717,866
-------------------------------------------------------------------------------------------------------
      Total capitalization                                               5,922,121            5,791,483


   Commitments, Guarantees, and Contingencies - See Note 12


   Total Liabilities and Capitalization                                 $8,316,663           $8,037,502
=======================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.
                                      35

                             Baltimore Gas and Electric Company and Subsidiaries

                      Consolidated Statements of Cash Flows


Year Ended December 31,                                                                 1995            1994           1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
Cash Flows From Operating Activities
   Net income                                                                     $  338,007      $  323,617     $  309,866
   Adjustments to reconcile to net cash provided by operating activities
      Depreciation and amortization                                                  378,977         351,064        314,027
      Deferred income taxes                                                          103,494          79,278         53,057
      Investment tax credit adjustments                                               (8,088)         (8,192)        (8,444)
      Deferred fuel costs                                                              5,565          11,461         51,445
      Accrued pension and postemployment benefits                                     (7,641)        (41,113)       (25,276)
      Allowance for equity funds used during construction                            (14,162)        (21,746)       (14,492)
      Equity in earnings of affiliates and joint ventures (net)                      (21,259)        (20,225)        (4,655)
      Changes in current assets other than sale of accounts receivable              (107,392)        (10,536)       (37,252)
      Changes in current liabilities, other than short-term borrowings                (7,293)        (24,447)        71,153
      Other                                                                            2,837          13,070         (4,020)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                      663,045         652,231        705,409
Cash Flows From Financing Activities
   Proceeds from issuance of
      Short-term borrowings (net)                                                    215,605          63,700        (11,900)
      Long-term debt                                                                 184,422         207,169      1,206,350
      Preference stock                                                                59,329              ---       128,776
      Common stock                                                                       318          33,869         57,379
   Proceeds from sale of receivables                                                   2,000          70,000             ---
   Reacquisition of long-term debt                                                  (315,105)       (240,853)    (1,012,514)
   Redemption of preference stock                                                    (73,000)         (4,406)      (144,310)
   Common stock dividends paid                                                      (227,192)       (220,152)      (211,137)
   Preferred and preference stock dividends paid                                     (40,087)        (39,950)       (42,425)
   Other                                                                                  13            (437)        (7,094)
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                            (193,697)       (131,060)       (36,875)
Cash Flows From Investing Activities
   Utility construction expenditures (including AFC)                                (366,037)       (488,976)      (480,501)
   Allowance for equity funds used during construction                                14,162          21,746         14,492
   Nuclear fuel expenditures                                                         (46,330)        (42,089)       (47,329)
   Deferred nuclear expenditures                                                          ---         (8,393)       (13,791)
   Deferred energy conservation expenditures                                         (45,503)        (40,440)       (32,909)
   Contributions to nuclear decommissioning trust fund                                (9,780)         (9,780)        (9,699)
   Purchases of marketable equity securities                                         (18,447)        (52,099)       (46,820)
   Proceeds from sales of marketable equity securities                                49,788          40,585         33,754
   Other financial investments                                                         9,423           2,469         19,589
   Real estate projects                                                              (15,599)         14,926        (30,330)
   Power generation systems                                                          (37,446)         (1,116)       (26,841)
   Other                                                                             (18,726)         (3,650)         8,965
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                            (484,495)       (566,817)      (611,420)
Net Increase (Decrease) in Cash and Cash Equivalents                                 (15,147)        (45,646)        57,114
Cash and Cash Equivalents at Beginning of Year                                        38,590          84,236         27,122
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $   23,443       $  38,590      $  84,236
===========================================================================================================================

Other Cash Flow Information
   Cash paid during the year for:
      Interest (net of amounts capitalized)                                       $  198,001      $  184,441     $  183,266
      Income taxes                                                                $  132,274      $  112,923     $  126,034

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.
                                      36

Baltimore Gas and Electric Company and Subsidiaries

             Consolidated Statements of Common Shareholders' Equity

                                                                                        Unrealized
                                                                                        Gain (Loss)
                                                                                       on Available   Pension
                                                      Common Stock          Retained     For Sale    Liability      Total
Years Ended December 31, 1995, 1994, and 1993      Shares       Amount      Earnings    Securities  Adjustment     Amount
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)

Balance at December 31, 1992                       143,784   $1,335,002    $1,199,637    $    ---     $    ---   $2,534,639

Net income                                                                    309,866                               309,866
Dividends declared
  Preferred and preference stock                                              (41,839)                              (41,839)
  Common stock ($1.47 per share)                                             (213,407)                             (213,407)
Common stock issued                                  2,250       57,379                                              57,379
Other                                                              (917)       (3,117)                               (4,034)
Pension liability adjustment                                                                          (33,990)      (33,990)
Deferred taxes on pension liability adjustment                                                         11,897        11,897
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                       146,034    1,391,464     1,251,140         ---     (22,093)    2,620,511

Net income                                                                    323,617                               323,617
Dividends declared
  Preferred and preference stock                                              (39,922)                              (39,922)
  Common stock ($1.51 per share)                                             (222,180)                             (222,180)
Common stock issued                                  1,493       33,869                                              33,869
Other                                                                45                                                  45
Net unrealized loss on securities                                                         (5,609)                    (5,609)
Deferred taxes on net unrealized loss on securities                                        1,963                      1,963
Pension liability adjustment                                                                            8,573         8,573
Deferred taxes on pension liability adjustment                                                         (3,001)       (3,001)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                       147,527    1,425,378     1,312,655     (3,646)     (16,521)    2,717,866

Net income                                                                    338,007                               338,007
Dividends declared
  Preferred and preference stock                                              (40,578)                              (40,578)
  Common stock ($1.55 per share)                                             (228,667)                             (228,667)
Common stock issued                                                 318                                                 318
Other                                                               109                                                 109
Net unrealized gain on securities                                                         14,010                     14,010
Deferred taxes on net unrealized gain on securities                                       (4,904)                    (4,904)
Pension liability adjustment                                                                           25,417        25,417
Deferred taxes on pension liability adjustment                                                         (8,896)       (8,896)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       147,527   $1,425,805    $1,381,417    $ 5,460         $ ---   $2,812,682
===========================================================================================================================

See Notes to Consolidated Financial Statements.

                             Baltimore Gas and Electric Company and Subsidiaries

                    Consolidated Statements of Capitalization

At December 31,                                                               1995               1994
-----------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Long-Term Debt
   First Refunding Mortgage Bonds of BGE
      9-1/8% Series, due October l5, 1995                                 $  ---           $  188,014
      5-1/8% Series, due April 15, 1996                                     26,187             26,454
      6-1/8% Series, due August 1, 1997                                     24,935             24,935
      Floating rate series, due April 15, 1999                             125,000            125,000
      8.40% Series, due October 15, 1999                                    91,200             96,225
      5-1/2% Series, due July 15, 2000                                     125,000            125,000
      8-3/8% Series, due August 15, 2001                                   122,427            122,430
      7-1/8% Series, due January 1, 2002                                    39,698             49,957
      7-1/4% Series, due July 1, 2002                                      124,609            124,850
      5-1/2% Installment Series, due July 15, 2002                          11,045             11,650
      6-1/2% Series, due February 15, 2003                                 124,882            124,947
      6-1/8% Series, due July 1, 2003                                      124,925            124,925
      5-1/2% Series, due April 15, 2004                                    124,995            125,000
      7-1/2% Series, due January 15, 2007                                  123,667            125,000
      6-5/8% Series, due March 15, 2008                                    124,985            125,000
      7-1/2% Series, due March 1, 2023                                     124,973            124,998
      7-1/2% Series, due April 15, 2023                                    100,000            100,000
-----------------------------------------------------------------------------------------------------
      Total First Refunding Mortgage Bonds of BGE                        1,538,528          1,744,385
   Other long-term debt of BGE
      Term bank loan due March 29, 2001                                     50,000                ---
      Medium-term notes, Series A                                           10,500             10,500
      Medium-term notes, Series B                                          100,000            100,000
      Medium-term notes, Series C                                          200,000            173,050
      Medium-term notes, Series D                                           28,000                ---
      Pollution control loan, due July 1, 2011                              36,000             36,000
      Port facilities loan, due June 1, 2013                                48,000             48,000
      Adjustable rate pollution control loan, due July 1, 2014              20,000             20,000
      5.55% Pollution control revenue refunding loan, due July 15, 2014     47,000             47,000
      Economic development loan, due December 1, 2018                       35,000             35,000
      6.00% Pollution control revenue refunding loan, due April 1, 2024     75,000             75,000
-----------------------------------------------------------------------------------------------------
      Total other long-term debt of BGE                                    649,500            544,550
   Long-term debt of Constellation Companies
      Revolving credit agreement
         Variable rates based on LIBOR, due December 9, 1998                 1,000                ---
      Mortgage and construction loans and other collateralized notes
         7.6675%, due October 1, 1995                                          ---             13,000
         7.50%, due October 9, 2005                                          9,989                ---
         Variable rates, due through 2009                                  110,018            116,613
         7.357%, due March 15, 2009                                          5,896              6,152
      Unsecured notes                                                      420,000            440,000
-----------------------------------------------------------------------------------------------------
      Total long-term debt of Constellation Companies                      546,903            575,765
   Unamortized discount and premium                                        (15,708)           (17,593)
   Current portion of long-term debt                                      (120,969)          (262,175)
-----------------------------------------------------------------------------------------------------
   Total long-term debt                                                 $2,598,254         $2,584,932


                                                           continued on page 39


See Notes to Consolidated Financial Statements.

Baltimore Gas and Electric Company and Subsidiaries

                    Consolidated Statements of Capitalization

At December 31,                                                                                 1995               1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      (In thousands)
Preferred Stock
   Cumulative, $100 par value, 1,000,000 shares authorized
      Series B, 41/2%, 222,921 shares outstanding, callable at $110 per share             $   22,292          $  22,292
      Series C, 4%, 68,928 shares outstanding, callable at $105 per share                      6,893              6,893
      Series D, 5.40%, 300,000 shares outstanding, callable at $101 per share                 30,000             30,000
-----------------------------------------------------------------------------------------------------------------------
   Total preferred stock                                                                      59,185             59,185
Preference Stock
   Cumulative, $100 par value, 6,500,000 shares authorized
      Redeemable preference stock
      7.50%, 1986 Series, 425,000 and 455,000 shares outstanding. Callable
         at $105 per share prior to October 1, 1996 and at lesser amounts thereafter          42,500             45,500
      6.75%, 1987 Series, 455,000 shares outstanding. Callable at
         $104.50 per share prior to April 1, 1997 and at lesser amounts thereafter            45,500             45,500
      6.95%, 1987 Series, 500,000 shares redeemed at par on October 1, 1995                      ---             50,000
      7.80%, 1989 Series, 500,000 shares outstanding                                          50,000             50,000
      8.25%, 1989 Series, 300,000 and 500,000 shares outstanding                              30,000             50,000
      8.625%, 1990 Series, 650,000 shares outstanding                                         65,000             65,000
      7.85%, 1991 Series, 350,000 shares outstanding                                          35,000             35,000
      Current portion of redeemable preference stock                                         (26,000)           (61,500)
-----------------------------------------------------------------------------------------------------------------------
      Total redeemable preference stock                                                      242,000            279,500
   Preference stock not subject to mandatory redemption
      7.78%, 1973 Series, 200,000 shares outstanding, callable at $101 per share              20,000             20,000
      7.125%, 1993 Series, 400,000 shares outstanding, not callable prior to July 1, 2003     40,000             40,000
      6.97%, 1993 Series, 500,000 shares outstanding, not callable prior to October 1, 2003   50,000             50,000
      6.70%, 1993 Series, 400,000 shares outstanding, not callable prior to January 1, 2004   40,000             40,000
      6.99%, 1995 Series, 600,000 shares outstanding, not callable prior to October 1, 2005   60,000                ---
-----------------------------------------------------------------------------------------------------------------------
      Total preference stock not subject to mandatory redemption                             210,000            150,000
Common Shareholders' Equity
   Common stock without par value,  175,000,000 shares  authorized;  147,527,114 shares issued and  outstanding at December 31, 1995 and 1994. (At December
      31, 1995,  166,893 shares were reserved for the Employee  Savings Plan and
      3,277,656 shares were reserved for the Dividend Reinvestment and Stock
      Purchase Plan.)                                                                      1,425,805          1,425,378
   Retained earnings                                                                       1,381,417          1,312,655
   Unrealized gain (loss) on available for sale securities                                     5,460             (3,646)
   Pension liability adjustment                                                                  ---            (16,521)
-----------------------------------------------------------------------------------------------------------------------
   Total common shareholders' equity                                                       2,812,682          2,717,866
Total Capitalization                                                                      $5,922,121         $5,791,483
=======================================================================================================================

See Notes to Consolidated Financial Statements.

                             Baltimore Gas and Electric Company and Subsidiaries

                     Consolidated Statements of Income Taxes

Year Ended December 31,                                                               1995            1994           1993
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollar amounts in thousands)
Income Taxes
   Current                                                                        $ 74,121        $ 82,767       $ 93,459
-------------------------------------------------------------------------------------------------------------------------
   Deferred
      Change in tax effect of temporary differences                                118,300          88,896         63,972
      Change in income taxes recoverable through future rates                       (1,006)         (8,580)       (30,086)
      Deferred taxes credited (charged) to shareholders' equity                    (13,800)         (1,038)        11,897
-------------------------------------------------------------------------------------------------------------------------
      Deferred taxes charged to expense                                            103,494          79,278         45,783
   Effect on deferred taxes of enacted change in federal corporate income tax rate
      Increase in deferred tax liability                                               ---             ---         20,105
      Income taxes recoverable through future rates                                    ---             ---        (12,831)
-------------------------------------------------------------------------------------------------------------------------
      Deferred taxes charged to expense                                                ---             ---          7,274
   Investment tax credit adjustments                                                (8,088)         (8,192)        (8,444)
      Income taxes per Consolidated Statements of Income                          $169,527        $153,853       $138,072
=========================================================================================================================
Reconciliation of Income Taxes Computed at Statutory
 Federal Rate to Total Income Taxes
   Income before income taxes                                                     $507,534        $477,470       $447,938
      Statutory federal income tax rate                                                 35%             35%            35%
---------------------------------------------------------------------------------------------------------------------------
      Income taxes computed at statutory federal rate                              177,637         167,115        156,778
      Increases (decreases) in income taxes due to
         Depreciation differences not normalized on regulated activities            10,953           9,791          9,253
         Allowance for equity funds used during construction                        (4,957)         (7,611)        (5,072)
         Amortization of deferred investment tax credits                            (8,088)         (8,164)        (8,444)
         Tax credits flowed through to income                                         (521)         (1,754)        (9,736)
         Change in federal corporate income tax rate charged to expense                ---             ---          7,274
         Amortization of deferred tax rate differential on regulated activities     (2,013)         (1,885)        (5,789)
         Other                                                                      (3,484)         (3,639)        (6,192)
---------------------------------------------------------------------------------------------------------------------------
      Total income taxes                                                          $169,527        $153,853       $138,072
===========================================================================================================================
      Effective federal income tax rate                                               33.4%           32.2%          30.8%


At December 31,                                                                                 1995                  1994
--------------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes                                                                       (Dollar amounts in thousands)
   Deferred tax liabilities
      Accelerated depreciation                                                            $  878,470            $  840,376
      Allowance for funds used during construction                                           210,928               208,726
      Income taxes recoverable through future rates                                           94,305                93,952
      Deferred termination and postemployment costs                                           49,591                53,749
      Deferred fuel costs                                                                     39,559                41,507
      Leveraged leases                                                                        29,842                31,948
      Percentage repair allowance                                                             38,295                36,630
      Energy conservation expenditures                                                        28,121                   ---
      Other                                                                                  151,231               148,064
--------------------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                                       1,520,342             1,454,952
   Deferred tax assets
      Alternative minimum tax                                                                 32,626                71,074
      Accrued pension and postemployment benefit costs                                        31,707                51,163
      Deferred investment tax credits                                                         49,512                52,288
      Capitalized interest and overhead                                                       39,439                34,071
      Contributions in aid of construction                                                    34,404                32,707
      Nuclear decommissioning liability                                                       16,708                14,870
      Other                                                                                   41,247                42,350
--------------------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                              245,643               298,523
   Deferred tax liability, net                                                            $1,274,699            $1,156,429
==========================================================================================================================

See Notes to Consolidated Financial Statements.

Baltimore Gas and Electric Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies
Nature of the Business
Baltimore Gas and Electric Company (BGE) and Subsidiaries (collectively, the Company) is primarily an electric and gas utility serving a territory which encompasses Baltimore City and all or part of ten
Central Maryland counties. The Company is also engaged in diversified businesses as described further in Note 3.


Principles of Consolidation
The consolidated financial statements include the accounts of BGE and all subsidiaries in which BGE owns directly or indirectly a
majority of the voting stock.   Intercompany   balances  and
transactions   have  been  eliminated  in consolidation.  Under this
policy, the accounts of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. and Subsidiary (HP&S), BGE Energy Projects & Services, Inc. (EP&S), and BNG, Inc. are consolidated in the financial statements, and Safe Harbor Water Power Corporation is reported under the equity method. Corporate joint ventures, partnerships, and affiliated companies in which a 20% to 50% voting interest is held are accounted for under the equity method, unless control is evident, in which case the entity is consolidated. Investments in which less than a 20% voting interest is held are accounted for under the cost method, unless significant influence is exercised over the entity, in which case the investment is accounted for under the equity method.


Regulation of Utility Operations
BGE's  utility  operations  are subject to  regulation  by the  Maryland
Public Service Commission (PSC). The accounting policies and practices used in the determination of service rates are also generally used for financial reporting purposes in accordance with generally accepted accounting principles for regulated industries. See Note 5.

Utility Revenues
BGE recognizes utility revenues as service is rendered to customers.

Fuel and Purchased Energy Costs
Subject to the approval of the PSC, the cost of fuel used in generating electricity, net of revenues from interchange sales, and the cost of gas sold may be recovered through zero-based electric fuel rate (see Note 12) and purchased gas adjustment clauses, respectively. The difference between actual fuel costs and fuel revenues is deferred on the balance sheet to be recovered from or refunded to customers in future periods.

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

Current tax expense consists solely of regular tax less applicable tax credits. In certain prior years, tax expense included an alternative minimum tax (AMT) that can be carried forward indefinitely as tax credits to future years in which the regular tax liability exceeds the AMT liability. Current income tax for the year ended December 31, 1995 reflects utilization of AMT credits of $40 million. Deferred income taxes related to the remaining AMT credit carryforward of $33 million have been classified as current assets at December 31, 1995. Prior-year amounts have been reclassified to conform with the current year's presentation.

The investment tax credit (ITC) associated with BGE's regulated utility operations has been deferred (see Note 5) and is amortized to income ratably over the lives of the subject property. ITC and other tax credits associated with nonregulated diversified businesses other than leveraged leases are flowed through to income.

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

                             Baltimore Gas and Electric Company and Subsidiaries

Investments and Other Assets

Investments in debt and equity securities subject to the requirements of Statement of Financial Accounting Standards No. 115 (Statement No. 115) are reported at fair value. Certain of Constellation Companies' marketable equity securities and financial partnerships are classified as trading securities. Unrealized gains and losses on these securities are included in diversified businesses revenues. The investments comprising the nuclear decommissioning trust fund and certain marketable equity securities of CHI are classified as available for sale. Unrealized gains and losses on these securities, as well as CHI's portion of unrealized gains and losses on securities of equity-method investees, are recorded in shareholders' equity. The Company utilizes specific identification to determine the cost of these securities in computing realized gains or losses.

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

Depreciation is generally computed using composite straight-line rates applied to the average investment in classes of depreciable property. Vehicles are depreciated based on their estimated useful lives. As a result of the PSC's November 1995 gas rate order, BGE revised its gas utility plant depreciation rates to reflect the results of a detailed depreciation study. The new rates are expected to result in an increase in depreciation accruals of approximately $2.4 million annually.

Depreciation expense for 1995 and 1994 includes the write-off of certain costs at BGE's Perryman site. Initially, BGE had planned to build two combined cycle generating units at its Perryman site with each unit consisting of two combustion turbines. However, due to significant changes in the environment in which utilities operate, BGE decided in 1994 not to construct the second combined cycle generating unit and wrote off the construction work in progress costs associated with that unit. This write-off reduced after-tax earnings during  1994 by $11.0  million  or 7 cents per  share.  As a
result of the PSC's August  1995  Order   requiring  all  new
generation   capacity  needs  to  be competitively  bid and BGE's
September 1995 announcement that it will merge with Potomac Electric Power Company (PEPCO), BGE determined that it will not build the second combustion turbine for the first combined cycle unit. Therefore, during the third quarter of 1995, BGE wrote off the remaining construction work in progress costs associated with the first combined cycle unit. This write-off reduced after-tax earnings during 1995 by $9.7 million, or 7 cents per share. The construction of the first 140-megawatt combustion turbine at Perryman was completed, and the unit was placed in service, during June 1995.

BGE owns an undivided interest in the Keystone and Conemaugh electric generating plants located in western Pennsylvania, as well as in the transmission line which transports the plants' output to the joint owners' service territories. BGE's ownership interest in these plants is 20.99% and 10.56%, respectively, and represents a net investment of $150 million as of December 31, 1995. Financing and accounting for these properties are the same as for wholly owned utility plant.

Nuclear fuel expenditures are amortized as a component of actual fuel costs based on the energy produced over the life of the fuel. Fees for the future disposal of spent fuel are paid quarterly to the Department of Energy and are accrued based on the kilowatt-hours of electricity sold. Nuclear fuel expenses are subject to recovery through the electric fuel rate.

Nuclear  decommissioning  costs are accrued by and  recovered  through a
sinking fund   methodology.   In  a  1995  order,  the  PSC  authorized
BGE to record decommissioning expense based on a facility-specific cost estimate in order to accumulate a decommissioning reserve of $521 million in 1993 dollars by the end of Calvert Cliffs' service life in 2016, adjusted to reflect expected inflation, to decommission the radioactive portion of the plant. The total decommissioning reserve of $136.7 million and $109.8 million at December 31, 1995 and 1994, respectively, is included in accumulated depreciation in the Consolidated Balance Sheets.

In accordance with Nuclear Regulatory Commission (NRC) regulations, BGE has established an external decommissioning trust to which a portion of accrued decommissioning costs have been contributed. The NRC requires utilities to provide financial assurance that they will accumulate sufficient funds to pay for the cost of nuclear decommissioning based upon either a generic NRC formula or a facility-specific decommissioning cost estimate. The Company plans to use the facility-specific cost estimate for funding these costs and providing the requisite financial assurance.

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

Prior to April 23, 1993, the Company accrued AFC at a pre-tax rate of 9.94%. Effective April 24, 1993, a rate order of the PSC reduced the pre-tax AFC rate to 9.40%. Effective November 20, 1995, a rate order of the PSC reduced the pre-tax gas plant and common plant AFC rates to 9.04% and 9.36%, respectively. AFC is compounded annually.

The Constellation Companies capitalize interest on qualifying real estate and power generation development projects. BGE capitalizes interest on carrying charges accrued on certain deferred fuel costs as discussed in Note 5.

Baltimore Gas and Electric Company and Subsidiaries

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

Use of Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Accounting Standards Issued
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, regarding accounting for asset impairments, effective January 1, 1996. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 2. Segment Information

                                                                    1995             1994           1993
--------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
Electric
    Nonaffiliated revenues                                    $2,229,774       $2,126,581     $2,112,147
    Affiliated revenues                                            1,337              840            ---
--------------------------------------------------------------------------------------------------------
    Total revenues                                             2,231,111        2,127,421      2,112,147
    Income from operations                                       574,299          539,739        534,185
    Depreciation and amortization                                276,285          252,273        219,735
    Construction expenditures (including AFC)                    288,509          412,885        421,923
    Identifiable assets at December 31                         6,195,722        5,981,634      5,867,725

Gas
    Total revenues (nonaffiliated)                            $  400,504       $  421,249     $  433,163
    Income from operations                                        48,104           27,801         34,738
    Depreciation and amortization                                 29,637           32,478         23,875
    Construction expenditures (including AFC)                     77,528           76,091         58,578
    Identifiable assets at December 31                           748,462          726,759        677,857

Diversified Businesses
    Nonaffiliated revenues                                    $  304,521       $  235,155     $  196,075
    Affiliated revenues                                            6,609            8,245          6,825
--------------------------------------------------------------------------------------------------------
    Total revenues                                               311,130          243,400        202,900
    Income from operations                                        73,289           67,719         47,469
    Depreciation and amortization                                 11,495           11,199         10,303
    Identifiable assets at December 31                         1,266,049        1,200,551      1,166,997

Total
    Nonaffiliated revenues                                    $2,934,799       $2,782,985     $2,741,385
    Affiliated revenues                                            7,946            9,085          6,825
    Intercompany eliminations                                     (7,946)          (9,085)        (6,825)
--------------------------------------------------------------------------------------------------------
    Total revenues                                             2,934,799        2,782,985      2,741,385
    Income from operations                                       695,692          635,259        616,392
    Depreciation and amortization                                317,417          295,950        253,913
    Construction expenditures (including AFC)                    366,037          488,976        480,501
    Identifiable assets at December 31                         8,210,233        7,908,944      7,712,579
    Other assets at December 31                                  106,430          128,558        117,034
--------------------------------------------------------------------------------------------------------
    Total assets at December 31                                8,316,663        8,037,502      7,829,613

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                             Baltimore Gas and Electric Company and Subsidiaries

Note 3. Subsidiary Information
Diversified businesses consist of the operations of the Constellation Companies, HP&S, EP&S, and BNG, Inc.


The Constellation Companies include Constellation Holdings, Inc., a
wholly owned subsidiary   which  holds  all  of  the  stock  of  three
other   subsidiaries, Constellation  Real Estate Group,  Inc.,
Constellation  Power,  Inc.  (formerly "Constellation  Energy,  Inc."),
and  Constellation  Investments,   Inc.  These companies are engaged in
real estate development and ownership of senior living facilities; development, ownership, and operation of power generation systems; and financial investments, respectively.


HP&S is a wholly owned subsidiary which engages predominantly in the businesses of appliance and consumer electronics sales and service; heating, ventilation, and air conditioning system sales, installation and service; as well as, home improvements and services, primarily in Central Maryland.

Effective November 1, 1995, BGE formed a wholly owned subsidiary, EP&S, which provides a broad range of customized energy services to
major  customers, including industrial, institutional, and   government
customers  in  commercial   office   buildings, warehouses, educational,
healthcare, and retail facilities. These energy services include customer electrical system improvements, lighting and mechanical engineering services, campus and multi-building systems, brokering and associated financial contracts, and district chilled water systems.


BNG, Inc. is a wholly owned subsidiary which engages in natural gas brokering.

BGE's investment in Safe Harbor Water Power Corporation, a producer of hydroelectric power, represents two-thirds of Safe Harbor's total capital stock, including one-half of the voting stock, and a two-thirds interest in its retained earnings.

The following is condensed financial information for Constellation Holdings, Inc. and its subsidiaries. The condensed financial information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.


                                                                      1995             1994             1993

                                                                    (In thousands, except per share amounts)
Income Statements
        Revenues
            Real estate projects                                $  108,414       $  106,915       $   77,598
            Power generation systems                                57,734           41,301           24,971
            Financial investments                                   25,201           12,126           21,195
------------------------------------------------------------------------------------------------------------
            Total revenues                                         191,349          160,342          123,764
        Expenses other than interest and income taxes              114,479          107,267           80,427
------------------------------------------------------------------------------------------------------------
        Income from operations                                      76,870           53,075           43,337
        Minority interest                                           (2,348)             ---             (280)
        Interest expense                                           (46,673)         (45,782)         (47,845)
        Capitalized interest                                        13,582           10,776           14,702
        Income tax benefit (expense)                               (14,355)          (4,305)           1,984
------------------------------------------------------------------------------------------------------------
        Net income                                              $   27,076       $   13,764       $   11,898
============================================================================================================
Contribution to the Company's earnings per share of common stock    $  .18           $  .09           $  .08
============================================================================================================
Balance Sheets
        Current assets                                          $   98,526       $   92,814       $   54,039
        Noncurrent assets                                        1,102,528        1,055,056        1,036,507
------------------------------------------------------------------------------------------------------------
        Total assets                                            $1,201,054       $1,147,870       $1,090,546
        Current liabilities                                     $   70,393        $  70,670       $   24,201
        Noncurrent liabilities                                     778,505          758,626          759,048
        Shareholder's equity                                       352,156          318,574          307,297
------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholder's equity              $1,201,054       $1,147,870       $1,090,546
============================================================================================================

Baltimore Gas and Electric Company and Subsidiaries

Note 4. Real Estate Projects and Financial Investments

Real estate projects consist of the following investments held by the Constellation Companies:


At December 31,                            1995          1994
--------------------------------------------------------------------
                                             (In thousands)
Properties under development           $270,678      $267,483
Rental and operating properties
    (net of accumulated
    depreciation)                       207,666       203,000
Other real estate ventures                1,000           952
--------------------------------------------------------------------
Total                                  $479,344      $471,435
====================================================================

Financial   investments  consist  of  the  following  investments  held by  the Constellation Companies:


At December 31,                            1995          1994
--------------------------------------------------------------------
                                            (In thousands)
Insurance companies                    $ 77,792      $ 87,700
Marketable equity securities             41,475        51,175
Financial limited partnerships           51,023        48,014
Leveraged leases                         35,551        37,451
--------------------------------------------------------------------
Total                                  $205,841      $224,340
====================================================================

The Constellation Companies' marketable equity securities and BGE's investments comprising the nuclear decommissioning trust fund are classified as available for sale. The fair values, gross unrealized gains and losses, and amortized cost bases for available for sale securities, exclusive of $3.2 million of unrealized net gains on securities of equity-method investees, are as follows:


                           Amortized   Unrealized   Unrealized      Fair
At December 31, 1995       Cost Basis    Gains        Losses       Value
---------------------------------------------------------------------------
                                          (In thousands)
Marketable equity
  securities                $ 38,520     $2,998     $   (43)      $ 41,475
U.S. government
  agency                      14,177        141         ---         14,318
State municipal
  bonds                       50,411      2,056         (74)        52,393
---------------------------------------------------------------------------
Total                       $103,108     $5,195     $  (117)      $108,186
===========================================================================


                           Amortized   Unrealized   Unrealized      Fair
At December 31, 1994       Cost Basis    Gains        Losses       Value
---------------------------------------------------------------------------
                                          (In thousands)
Marketable equity
  securities                $ 51,758     $1,276     $(1,859)      $ 51,175
U.S. government
  agency                       5,215        ---        (113)         5,102
State municipal
  bonds                       59,704        929      (2,599)        58,034
---------------------------------------------------------------------------
Total                       $116,677     $2,205     $(4,571)      $114,311
===========================================================================

Gross and net realized gains and losses on available for sale securities were as follows:


                              1995         1994         1993
---------------------------------------------------------------------------
                                     (In thousands)
Gross realized gains        $5,470      $ 1,108       $2,437
Gross realized losses       (2,446)      (3,150)      (1,389)
---------------------------------------------------------------------------
Net realized gains (losses) $3,024      $(2,042)      $1,048
===========================================================================

Contractual maturities of debt securities:


                                                       Amount
---------------------------------------------------------------------------
                                                  (In thousands)
Less than 1 year                                      $  ---
1-5 years                                              10,975
5-10 years                                             52,920
More than 10 years                                      4,850
---------------------------------------------------------------------------
Total                                                 $68,745
===========================================================================

Note 5. Regulatory Assets (net)
As discussed in Note 1, BGE's utility operations are subject to regulation by the PSC. Except for differences in the timing of the recognition of certain utility expenses and credits, the ratemaking process utilized by the PSC generally is based upon the same accounting principles applied by nonregulated entities. Under the PSC's ratemaking process, these utility expenses and credits are deferred on the balance sheet as regulatory assets and liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The following table sets forth BGE's regulatory assets and liabilities:


At December 31,                            1995          1994
--------------------------------------------------------------------
                                             (In thousands)
Income taxes recoverable
    through future rates               $269,442     $268,436
Deferred fuel costs                     113,026      118,591
Deferred nuclear expenditures            86,519       90,937
Deferred postemployment benefit costs    81,616       73,591
Deferred energy conservation
    expenditures                         73,297       45,534
Deferred termination benefit costs       60,073       79,979
Deferred cost of
    decommissioning federal
    uranium enrichment facilities        51,104       52,748
Deferred environmental costs             38,371       35,015
Deferred investment tax credits        (141,463)    (149,394)
Other                                     5,930        8,202
--------------------------------------------------------------------
Total                                  $637,915     $623,639
====================================================================

                             Baltimore Gas and Electric Company and Subsidiaries

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

The underrecovered costs deferred under the fuel clauses were as follows:


At December 31,                            1995         1994
--------------------------------------------------------------------
                                              (In thousands)
Electric
  Costs deferred                       $130,399     $152,815
  Reserve for possible
    disallowance of replacement
    energy costs (see Note 12)          (35,000)     (35,000)
--------------------------------------------------------------------
  Net electric                           95,399      117,815
Gas                                      17,627          776
--------------------------------------------------------------------
Total                                  $113,026     $118,591
====================================================================

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

Deferred environmental costs represent the estimated costs of investigating contamination and performing certain remediation activities at contaminated Company-owned sites (see Note 12). In November 1995, the PSC issued a rate order in the Company's gas base rate proceeding which authorized the Company to amortize over a 10-year period $21.6 million of these costs, the amount which had been incurred through October 1995.

Deferred investment tax credits represents investment tax credits associated with BGE's regulated utility operations as discussed in Note
1. Previously, the Company reported deferred investment tax credits on the Consolidated Balance Sheets as Deferred Credits and Other Liabilities. In 1995, the Company reclassified those credits as a reduction of Regulatory Assets because they are deferred solely because of the regulatory treatment. Prior year amounts have been reclassified to conform with the current year's presentation.

Electric deferred fuel costs in excess of $72.8 million are excluded from rate base by the PSC for ratemaking purposes. Effective April 24, 1993, BGE has been authorized by the PSC to accrue carrying charges on deferred fuel costs in excess of $72.8 million, net of related deferred income taxes. These carrying charges are accrued prospectively at the 9.40% authorized rate of return. The income effect of the equity funds portion of the carrying charges is being deferred until such amounts are recovered in utility service rates subsequent to the completion of the fuel rate proceeding examining the 1989-1991 outages at Calvert Cliffs Nuclear Power Plant as discussed in
Note 12. Deferred investment tax credits are not deducted from rate base in accordance with federal income tax normalization requirements.

The  foregoing   regulatory   assets  and  liabilities  are  recorded
on BGE's Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards (SFAS) No. 71. If BGE were required to terminate application of SFAS No. 71 for all of its regulated operations, all such amounts deferred would be recognized in the income statement at that time, resulting in a charge to earnings, net of applicable income taxes.

Baltimore Gas and Electric Company and Subsidiaries

Note 6. Pension and Postemployment Benefits

Pension Benefits
The Company sponsors several noncontributory defined benefit pension plans, the largest of which (the Pension Plan) covers substantially all BGE employees and certain employees of its subsidiaries. The other plans, which are not material in amount, provide supplemental benefits to certain non-employee directors and key employees. Benefits under the plans are generally based on age, years of service, and compensation levels.

Prior service cost associated with retroactive plan amendments is amortized on a straight-line basis over the average remaining service period of active employees.

The Company's funding policy is to contribute at least the minimum amount required under Internal Revenue Service regulations using the projected unit credit cost method. Plan assets at December 31, 1995 consisted primarily of marketable equity and fixed income securities, and group annuity contracts.

The following tables set forth the combined funded status of the plans and the composition of total net pension cost. At December 31, 1994, the accumulated benefit obligation was greater than the fair value of the Pension Plan's assets. As a result, the Company recorded an additional pension liability, a portion of which was charged to shareholders' equity.

Net pension cost shown below does not include the cost of termination benefits described in Note 7.


At December 31,                                                              1995               1994
                                                                               (In thousands)
Vested benefit obligation                                                $688,084           $622,445
Nonvested benefit obligation                                               15,668              8,838
----------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                            703,752            631,283
Projected benefits related to increase in future compensation levels      122,539             82,815
----------------------------------------------------------------------------------------------------
Projected benefit obligation                                              826,291            714,098
Plan assets at fair value                                                (744,645)          (614,284)
----------------------------------------------------------------------------------------------------
Projected benefit obligation less plan assets                              81,646             99,814
Unrecognized prior service cost                                           (24,357)           (23,863)
Unrecognized net loss                                                    (118,361)          (112,546)
Pension liability adjustment                                                  ---             52,177
Unamortized net asset from adoption of FASB Statement No. 87                  995              1,586
----------------------------------------------------------------------------------------------------
Accrued pension (asset) liability                                       $ (60,077)          $ 17,168
====================================================================================================


Year Ended December 31,                                                    1995               1994             1993
-------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
Components of net pension cost
    Service cost-benefits earned during the period                      $11,407            $15,015          $11,645
    Interest cost on projected benefit obligation                        58,433             58,723           51,183
    Actual return on plan assets                                       (150,510)             7,932          (56,225)
    Net amortization and deferral                                        94,674            (60,071)           6,591
-------------------------------------------------------------------------------------------------------------------
    Total net pension cost                                               14,004             21,599           13,194
    Amount capitalized as construction cost                              (1,422)            (2,578)          (1,800)
-------------------------------------------------------------------------------------------------------------------
    Amount charged to expense                                           $12,582            $19,021          $11,394
===================================================================================================================


The Company also sponsors a defined contribution savings plan covering all eligible BGE employees and certain employees of its subsidiaries. Under this plan, the Company makes contributions on behalf of participants. Company contributions to this plan totaled $8.5 million, $8.7 million, and $9.0 million in 1995, 1994, and 1993, respectively.

Postretirement Benefits
The Company sponsors defined benefit postretirement health care and life insurance plans which cover substantially all BGE employees and certain employees of its subsidiaries. Benefits under the plans are generally based on age, years of service, and pension benefit levels. The postretirement benefit (PRB) plans are unfunded. Substantially all of the health care plans are contributory, and participant contributions for employees who retire after June 30, 1992 are based on age and years of service. Retiree contributions increase commensurate with the expected increase in medical costs. The postretirement life insurance plan is noncontributory.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, which requires a change in the method of accounting for postretirement benefits other than pensions from the pay-as-you-go method used prior to 1993 to the accrual method. The transition obligation existing at the beginning of 1993 is being amortized over a 20-year period.

                             Baltimore Gas and Electric Company and Subsidiaries

In April 1993, the PSC issued a rate order authorizing BGE to recognize in operating expense one-half of the annual increase in PRB costs applicable to regulated operations as a result of the adoption of Statement No. 106 and to defer the remainder of the annual increase in these costs for inclusion in BGE's next base rate proceeding. In accordance with the April 1993 Order, the increase in annual PRB costs applicable to regulated operations for the period January through April 1993, net of amounts capitalized as construction cost, has been deferred. This amount, which totaled $5.7 million, as well as all amounts to be deferred prior to completion of BGE's next base rate proceeding, will be amortized over a 15-year period beginning in 1998 in accordance with the PSC's Order. In November 1995, the PSC issued a rate order in BGE's gas base rate proceeding providing for full recognition in operating expense of PRB and other postemployment benefits (discussed below) costs attributable to gas operations, and affirming its previous decision on amortization of deferred PRB costs. This phase-in approach meets the guidelines established by the Emerging Issues Task Force of the Financial Accounting Standards Board for deferring PRB costs as a regulatory asset. Accrual-basis PRB costs applicable to nonregulated operations are charged to expense.

The following table sets forth the components of the accumulated PRB obligation and a reconciliation of these amounts to the accrued PRB liability.



 At December 31,                                                         1995                                 1994

                                                                                 Life                                 Life
                                                               Health Care     Insurance           Health Care      Insurance
                                                                                       (In thousands)
Accumulated postretirement benefit obligation:
    Retirees                                                     $157,804       $44,769              $161,134       $45,146
    Fully eligible active employees                                20,942            84                15,777           101
    Other active employees                                         63,782        18,515                44,371        12,597
---------------------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation               242,528        63,368               221,282        57,844
Unrecognized transition obligation                               (149,907)      (43,521)             (158,725)      (46,081)
Unrecognized net gain (loss)                                      (12,767)       (5,764)                1,238        (2,141)
---------------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit liability                         $ 79,854      $ 14,083              $ 63,795       $ 9,622
===========================================================================================================================


The following table sets forth the composition of net PRB cost. Such cost does not include the cost of termination benefits described in Note 7.


Year ended December 31,                                  1995      1994
------------------------------------------------------------------------
                                                         (In thousands)
Net postretirement benefit cost:
    Service cost--benefits earned during
        the period                                    $ 3,918   $ 5,035
    Interest cost on accumulated post-
        retirement benefit obligation                  21,203    23,037
    Amortization of transition obligation              11,378    11,700
    Net amortization and deferral                         (86)      646
------------------------------------------------------------------------
    Total net postretirement benefit cost              36,413    40,418
    Amount capitalized as construction cost            (5,299)   (5,773)
    Amount deferred                                    (8,025)  (10,213)
------------------------------------------------------------------------
    Amount charged to expense                         $23,089   $24,432
========================================================================

Other Postemployment Benefits
The Company provides health and life insurance benefits to employees of BGE and certain employees of its subsidiaries who are determined to be disabled under BGE's Disability Insurance Plan. The Company also provides pay continuation payments for employees determined to be disabled before November 1995. Such payments for employees determined to be disabled after that date are paid by an insurance company, and the cost of such insurance is paid by employees. The Company adopted Statement of Financial Accounting Standards No. 112, which requires a change in the method of accounting for these benefits from the pay-as-you-go method to an accrual method, as of December 31, 1993. The liability for these benefits totaled $52 million and $48 million as of December 31, 1995 and 1994, respectively. The portion of the December 31, 1993 liability attributable to regulated activities was deferred. Consistent with the PSC's November 1995 order, the amounts deferred will be amortized over a 15-year period beginning in 1998. The adoption of Statement No. 112 did not have a material impact on net income.

Assumptions

The pension, postretirement, and other postemployment benefit liabilities were determined using the following assumptions.


At December 31,                             1995       1994
--------------------------------------------------------------
Assumptions:
    Discount rate
      Pension and postretirement benefits   7.5%       8.5%
      Other postemployment benefits         6.0%       8.5%
    Average increase in
      future compensation levels            4.0%       4.0%
    Expected long-term rate of
      return on assets                      9.0%       9.0%

The  health  care  inflation   rates  for  1995  are  assumed  to  be
8.7%  for Medicare-eligible  retirees and 11.8% for retirees not covered
by Medicare.  The health   care   inflation   rates   for  1996  are
assumed   to  be  8.0%  for Medicare-eligible retirees and 10.5% for retirees not covered by Medicare. After 1996, both rates are assumed to decrease by 0.5% annually to an ultimate rate of 5.5% in the years 2001 and 2006, respectively. A one percentage point increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $40 million as of December 31, 1995 and would increase the aggregate of the service cost and interest cost components of postretirement benefit cost by approximately $4 million annually.

Baltimore Gas and Electric Company and Subsidiaries

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

Note 8. Short-Term Borrowings

Information concerning short-term borrowings is set forth below. Short-term borrowings include bank loans, commercial paper notes, and bank lines of credit. The Company pays commitment fees in support of lines of credit. Borrowings under the lines are at the banks' prime rates, base interest rates, or at various money market rates.


                                                                                    1995            1994               1993
                                                                                       (Dollar amounts in thousands)
BGE's Bank Loans
    Borrowings outstanding at December 31                                       $  3,845         $     -           $      -
    Weighted average interest rate of borrowings outstanding at December 31         4.74%              - %                - %
    Maximum borrowings during the year                                          $  3,845         $     -           $      -

BGE's Commercial Paper Notes
    Borrowings outstanding at December 31                                       $275,300         $ 63,700          $      -
    Weighted average interest rate of notes outstanding at December 31              5.92%            6.10%                - %
    Unused lines of credit supporting commercial paper notes at December 31*    $238,000         $148,000          $ 208,000
    Maximum borrowings during the year                                          $339,100         $187,500          $  96,900

Constellation Companies' Lines of Credit
    Borrowings outstanding at December 31                                       $    160         $      -          $       -
    Weighted average interest rate of borrowings outstanding at December 31            -%               - %                - %
    Unused lines of credit at December 31                                       $    ---         $      -          $  20,000
    Maximum borrowings during the year                                          $    160         $      -          $       -

*Exclusive of $150 million of revolving credit agreements undrawn at year-end (see Note 9).

                             Baltimore Gas and Electric Company and Subsidiaries

Note 9. Long-Term Debt
First Refunding Mortgage Bonds of BGE
Substantially all of the principal properties and franchises owned by BGE, as well as the capital stock of Constellation Holdings, Inc., Safe Harbor Water Power Corporation, HP&S, EP&S, and BNG, Inc., are subject to the lien of the mortgage under which BGE's outstanding First Refunding Mortgage Bonds have been issued.


On August 1 of each year, BGE is required to pay to the mortgage trustee an annual sinking fund payment equal to 1% of the largest principal amount of Mortgage Bonds outstanding under the mortgage during the preceding twelve months. Such funds are to be used, as provided in the mortgage, for the purchase and retirement by the trustee of Mortgage Bonds of any series other than the 5-1/2% Installment Series of 2002, the 8.40% Series of 1999, the 5-1/2% Series of 2000, the 8-3/8% Series of 2001, the 7-1/4% Series of 2002, the 6-1/2% Series of 2003, the 6-1/8% Series of 2003, the 5-1/2% Series of 2004, the 7-1/2% Series of 2007, and the 6-5/8% Series of 2008.

Other Long-Term Debt of BGE
BGE maintains revolving credit agreements that expire at various times during 1998. Under the terms of the agreements, BGE may, at its option, obtain loans at various interest rates. A commitment fee is paid on the daily average of the unborrowed portion of the commitment. At December 31, 1995, BGE had no borrowings under these revolving credit agreements and had available $150 million of unused capacity under these agreements.

On December 29, 1995 BGE entered into a $50 million term bank loan which matures on March 29, 2001. Under the terms of the loan, the bank has a one-time option to cancel the loan on December 29, 1997. Until that date, the interest rate on the loan is 5.22%. If the bank does not cancel the loan on December 29, 1997, the interest rate for the remaining term will reset to 6.11%.

Following is information regarding BGE's Medium-term Notes outstanding at December 31, 1995:

                         Weighted-Average
Series                     Interest Rate       Maturity Dates
--------------------------------------------------------------------
A                              8.22%              1996
B                              8.43%              1998-2006
C                              7.04%              1996-2003
D                              6.12%              1998-2005

The principal amounts of the 5-1/2% Installment Series Mortgage Bonds payable each year are as follows:


Year
--------------------------------------------------------------------
                                                      (In thousands)
1996 through 1997                                              $ 605
1998 and 1999                                                    690
2000 and 2001                                                    865
2002                                                           6,725

Long-Term Debt of Constellation Companies
The Constellation Companies entered into an unsecured revolving credit agreement on December 9, 1994 in the amount of $50 million. This agreement matures December 9, 1998 and will be used to provide liquidity for general corporate purposes. As of December 31, 1995, the Constellation Companies had $1 million outstanding under this agreement.

The mortgage and construction loans and other collateralized notes have varying terms. The $9.9 million, 7.50% mortgage note requires monthly principal and interest payments through October 9, 2005.
The $110 million of variable rate mortgage notes require periodic payment of principal and interest with various maturities from January 1996 through July 2009. The $5.9 million, 7.357% mortgage note requires quarterly principal and interest payments through March 15, 2009.

The unsecured notes outstanding as of December 31, 1995 mature in accordance with the following schedule:

                                                       Amount
--------------------------------------------------------------------
                                               (In thousands)
8.71%, due August 28, 1996                           $ 23,000
6.19%, due September 9, 1996                           10,000
8.93%, due August 28, 1997                             52,000
6.65%, due September 9, 1997                           15,000
8.23%, due October 15, 1997                            30,000
7.05%, due April 22, 1998                              25,000
7.06%, due September 9, 1998                           20,000
8.48%, due October 15, 1998                            75,000
7.30%, due April 22, 1999                              90,000
8.73%, due October 15, 1999                            15,000
7.55%, due April 22, 2000                              35,000
7.43%, due September 9, 2000                           30,000
--------------------------------------------------------------------
Total                                                $420,000
====================================================================

Weighted Average Interest Rates for Variable Rate Debt
The weighted average interest rates for variable rate debt during 1995 and 1994 were as follows:

                                            1995        1994
--------------------------------------------------------------------
BGE
   Floating rate series mortgage bonds      6.30%      4.91%
   Pollution control loan                   3.79       2.80
   Port facilities loan                     4.06       3.02
   Adjustable rate pollution control loan   3.75       3.13
   Economic development loan                4.01       3.00
Constellation Companies
   Mortgage and construction loans
      and other collateralized notes        8.99       7.27
   Loans under credit agreements            6.74        -

Aggregate Maturities

The combined aggregate maturities and sinking fund requirements for all of the Company's long-term borrowings for each of the next five years are as follows:

                                                 Constellation
Year                                     BGE       Companies
--------------------------------------------------------------------
                                        (In thousands)
1996                                $ 71,659        $ 49,310
1997                                  80,657         134,970
1998                                  92,328         138,351
1999                                 246,420         118,175
2000                                 251,441          85,521

Baltimore Gas and Electric Company and Subsidiaries

Note 10. Redeemable Preference Stock
The 7.80%, 1989 Series is subject to mandatory redemption in full at par on July 1, 1997. The following series are subject to an annual mandatory redemption of the number of shares shown below at par beginning in the year shown below. At BGE's option, an additional number of shares, not to exceed the same number as are mandatory, may be redeemed at par in any year, commencing in the same year in which the mandatory redemption begins. The 8.25%, 1989 Series, the 8.625%, 1990 Series, and the 7.85%, 1991 Series listed below are not redeemable except through operation of a sinking fund.

                                                    Beginning
Series                                  Shares        Year
--------------------------------------------------------------------
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


The combined aggregate redemption requirements for all series of redeemable preference stock for each of the next five years are as follows:


Year
--------------------------------------------------------------------
                                               (In thousands)
1996                                                  $26,000
1997                                                   83,000
1998                                                   33,000
1999                                                   23,000
2000                                                   23,000


With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to preference and common stock; all issues of preference stock, whether subject to mandatory redemption or not, rank equally; and all preference stock ranks prior to common stock.


Note 11. Leases

The Company, as lessee, contracts for certain facilities and equipment under lease agreements with various expiration dates and renewal options. Consistent with the regulatory treatment, lease payments for utility operations are charged to expense. Lease expense, which is comprised primarily of operating leases, totaled $12.2 million, $12.7 million, and $13.8 million for the years ended 1995, 1994, and 1993, respectively.

The  future   minimum  lease   payments  at  December  31,  1995  for
long-term noncancelable operating leases are as follows:



Year
--------------------------------------------------------------------
                                               (In thousands)
1996                                                  $ 4,485
1997                                                    4,398
1998                                                    3,681
1999                                                    1,712
2000                                                    1,537
Thereafter                                              4,214
--------------------------------------------------------------------
Total minimum lease payments                          $20,027
====================================================================


Certain of the Constellation Companies, as lessor, have entered into operating leases for office and retail space. These leases expire over periods ranging from 1 to 21 years, with options to renew. The net book value of property under operating leases was $147 million at December 31, 1995. The future minimum rentals to be received under operating leases in effect at December 31, 1995 are as follows:



Year
--------------------------------------------------------------------
                                               (In thousands)
1996                                                 $ 14,412
1997                                                   12,134
1998                                                   10,883
1999                                                   10,130
2000                                                    9,459
Thereafter                                             66,660
--------------------------------------------------------------------
Total minimum rentals                                $123,678
====================================================================

                             Baltimore Gas and Electric Company and Subsidiaries

Note 12. Commitments, Guarantees, and Contingencies

Commitments

BGE has made substantial commitments in connection with its construction program for 1995 and subsequent years. In addition, BGE has entered into three long-term contracts for the purchase of electric generating capacity and energy. The contracts expire in 2001, 2013, and 2023. Total payments under these contracts were $68.4, $69.4, and $68.7 million during 1995, 1994, and 1993, respectively. At December 31, 1995, the estimated future payments for capacity and energy that BGE is obligated to buy under these contracts are as follows:


Year
--------------------------------------------------------------------
                                               (In thousands)
1996                                               $   62,989
1997                                                   60,355
1998                                                   78,950
1999                                                   90,224
2000                                                   91,365
Thereafter                                            902,432
--------------------------------------------------------------------
Total payments                                     $1,286,315
====================================================================


Certain of the Constellation Companies have committed to contribute additional capital and to make additional loans to certain affiliates, joint ventures, and partnerships in which they have an interest. As of December 31, 1995, the total amount of investment requirements committed to by the Constellation Companies is $44 million.


In December, 1994, BGE and HP&S entered into agreements with a financial institution whereby BGE and HP&S can sell on an ongoing basis up to an aggregate of $40 million and $50 million, respectively, of an undivided interest in a designated pool of customer receivables. Under the terms of the agreements, BGE and HP&S have limited recourse on the receivables and have recorded a reserve for credit losses. At December 31, 1995, BGE and HP&S had sold $30 million and $42 million of receivables, respectively, under these agreements.


Guarantees
BGE has agreed to guarantee two-thirds of certain indebtedness of Safe Harbor Water Power Corporation. The total amount of indebtedness that can be guaranteed is $45 million, of which $30 million represents BGE's share of the guarantee. As of December 31, 1995, outstanding indebtedness of Safe Harbor Water Power Corporation was $33 million, of which $22 million is guaranteed by BGE. BGE has also agreed to guarantee up to $20 million of obligations and indebtedness of BNG, Inc. As of December 31, 1995, there were no outstanding obligations under this guarantee. BGE assesses that the risk of material loss on the loans guaranteed is minimal.

As of December 31, 1995,  the total  outstanding  loans and letters of
credit of certain  power   generation   and  real  estate   projects
guaranteed by the Constellation Companies were $35 million. Also, the Constellation Companies have agreed to guarantee cer-tain other borrowings of various power generation and real estate projects. The Company has assessed that the risk of material loss on the loans guaranteed and performance guarantees is minimal.

Pending Merger With Potomac Electric Power Company
BGE, Potomac Electric Power Company, a District of Columbia and Virginia corporation (PEPCO) and Constellation Energy Corporation (formerly named "RH Acquisition Corp."), a Maryland corporation which will also be incorporated in Virginia (CEC), have entered into an Agreement and Plan of Merger, dated as of September 22, 1995. CEC was formed to accomplish the merger and its outstanding capital stock is owned 50% by BGE and 50% by PEPCO. The Agreement and Plan of Merger provides for a strategic business combination that will be accomplished by merging both BGE and PEPCO into CEC (the Transaction). The Transaction, which was unanimously approved by the Boards of Directors of BGE and PEPCO, is expected to close during 1997 after shareholder approval is obtained and all other conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. In connection with the Transaction, BGE common shareholders will receive one share of CEC common stock for each BGE share and PEPCO common shareholders will receive 0.997 share of CEC common stock for each PEPCO share. Further details about the proposed merger are provided in the report on Form 8-K dated September 22, 1995 and the Registration Statement on Form S-4 (Registration No. 33-64799).

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

BGE has been notified by the Environmental Protection Agency and several state agencies that it is being considered a potentially responsible party (PRP) with respect to the cleanup of certain

Baltimore Gas and Electric Company and Subsidiaries environmentally contaminated sites owned and operated by third parties. In addition, a subsidiary of Constellation Holdings, Inc. has been named as a defendant in a case concerning an alleged environmentally contaminated site owned and operated by a third party. Cleanup costs for these sites cannot be estimated, except that BGE's 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could exceed amounts recognized by up to approximately $7 million based on the highest estimate of costs in the range of reasonably possible alternatives. Although the cleanup costs for certain of the remaining sites could be significant, BGE believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove coal tar. However, no formal legal proceedings have been instituted. BGE has recognized estimated environmental costs at these sites totaling $38.6 million as of December 31, 1995. These costs, net of accumulated amortization, have been deferred as a regulatory asset (see Note 5). The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

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

For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance from industry mutual insurance companies. If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If accidents at any insured plants cause a short-fall of funds at the industry mutuals, BGE and all policyholders could be assessed, with BGE's share being up to $44.1 million.

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

In October 1988, BGE filed its first fuel rate application for a change in its electric fuel rate under the GUPP program. The resultant  case before the PSC covers  BGE's  operating  performance  in
calendar  year 1987,  and BGE's filing demonstrated   that  it  met  the
system-wide  and  individual   nuclear  plant performance targets for
1987. In November 1989, testimony was filed on behalf of Maryland People's Counsel alleging that seven outages

                             Baltimore Gas and Electric Company and Subsidiaries
at the Calvert  Cliffs plant in 1987 were due to management  imprudence and that the replacement  energy costs associated with those outages should be disallowed by the PSC. Total replacement energy costs associated with the 1987 outages were approximately $33 million.  On
January 23, 1995, the Hearing Examiner issued his decision in the 1987 fuel rate proceeding and found that the Company had met the GUPP standard which establishes a presumption that BGE had operated the Plant at a  reasonably  productive  capacity  level.  However,  the Order found that the presumption of  reasonableness  would be overcome by a
showing of  mismanagement and  that  such  a  showing   was  made  with
respect  to  the   environmental qualifications  outage time. In
mitigation for meeting the GUPP standard, the Hearing Examiner disallowed replacement energy costs recovery for 15.5 days of the 66-day outage time. The Hearing Examiner's Order was appealed to the PSC by both BGE and People's Counsel. If the PSC upholds the Hearing Examiner, the Company's earnings would be impacted by approximately
$4.5 million.

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

Note 13. Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments included in the Consolidated Balance Sheets.



At December 31,                                                              1995                                 1994
                                                                  Carrying          Fair                Carrying        Fair
                                                                   Amount           Value                Amount         Value
                                                                                        (In thousands)
Cash and cash equivalents                                       $   23,443     $   23,443            $    38,590   $    38,590
Net accounts receivable                                            400,005        400,005                314,842       314,842
Other current assets                                                54,070         54,070                 29,344        29,344
Investments and other assets for which it is:
  Practicable to estimate fair value                               149,645        150,170                138,978       137,782
  Not practicable to estimate fair value                            73,042            ---                 69,514           ---
Short-term borrowings                                              279,305        279,305                 64,205        64,205
Current portions of long-term debt and preference stock            146,969        146,969                323,675       323,675
Accounts payable                                                   177,092        177,092                181,931       181,931
Other current liabilities                                          193,992        193,992                191,121       191,121
Long-term debt                                                   2,598,254      2,694,858              2,584,932     2,417,625
Redeemable preference stock                                        242,000        254,809                279,500       281,478

Baltimore Gas and Electric Company and Subsidiaries

Financial   instruments   included  in  other  current  assets  include
trading securities and miscellaneous loans receivable of the Constellation Companies. Financial instruments included in other current liabilities represent total current liabilities from the Consolidated Balance Sheets excluding short-term borrowings, current portions of long-term debt and preference stock, accounts payable, and accrued vacation costs. The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these instruments.


Investments and other assets include investments in common and preferred securities, which are classified as financial investments in the Consolidated Balance Sheets, and the nuclear decommissioning trust fund. The fair value of investments  and other assets is based on quoted market prices where available. It was not practicable to estimate the fair value of the Constellation Companies' investments in 23 financial partnerships which invest in nonpublic debt and equity securities or investments in four partnerships which own solar powered energy production facilities because the timing and magnitude of cash flows from these investments are difficult to predict. These investments are carried at their original cost  in  the  Consolidated  Balance  Sheets.  The investments in financial partnerships totaled $50 million and $47 million at December 31, 1995 and 1994, respectively, representing ownership interests up to 10%. The aggregate assets of these partnerships totaled $6.3 billion at December 31, 1994. The investments in solar
powered  energy   production   facility partnerships  totaled $23
million at December 31, 1995 and 1994, representing ownership interests up to 12%. The aggregate assets of these partnerships totaled $83 million at December 31, 1994.

The fair value of fixed-rate long-term debt and redeemable preference stock is estimated using quoted market prices where available or by discounting remaining cash flows at the current market rate. The carrying amount of variable-rate long-term debt approximates fair value.

BGE and the Constellation Companies have loan guarantees on outstanding indebtedness totaling $22 million and $35 million, respectively, at December 31, 1995 and $23.3 million and $17.0 million, respectively, at December 31, 1994 for which it is not practicable to determine fair value. It is not anticipated that these loan guarantees will need to be funded.

Note 14. Quarterly Financial Data (Unaudited)

The following data are unaudited but, in the opinion of Management, include all adjustments necessary for a fair presentation. BGE's utility business is seasonal in nature with the peak sales periods generally occurring during the summer and winter months. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.


                                                                            Quarter Ended                           Year Ended
                                                      March 31         June 30    September 30    December 31      December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands, except per-share amounts)
1995
Revenues                                              $717,806        $642,500        $848,781       $725,712       $2,934,799
Income from operations                                 148,222         120,920         299,744        126,806          695,692
Net income                                              70,854          50,889         163,335         52,929          338,007
Earnings applicable to common stock                     60,902          40,937         153,104         42,486          297,429
Earnings per share of common stock                        0.41            0.28            1.04           0.29             2.02
==============================================================================================================================

1994
Revenues                                              $767,686        $651,152        $753,878       $610,269       $2,782,985
Income from operations                                 162,559         136,778         232,472        103,450          635,259
Net income                                              82,145          66,708         126,616         48,148          323,617
Earnings applicable to common stock                     72,114          56,687         116,714         38,180          283,695
Earnings per share of common stock                        0.49            0.39            0.79           0.26             1.93
==============================================================================================================================

Results for the first quarter of 1994 reflect a $10.0 million one-time bonus paid to employees in lieu of a general increase.

Results for the third quarters of 1995 and 1994 reflect the $9.7 and $11.0 million write-offs, respectively, of certain Perryman costs (see
Note 1).

Certain prior-quarter amounts have been reclassified to conform with the current presentation.

                             Baltimore Gas and Electric Company and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item with respect to directors is set forth on pages 2 through 4 under "Item 1. Election of 14 Directors" in the Proxy Statement and is incorporated herein by reference.
     The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Item 10 of Part I of this Form 10-K under "Executive Officers of the Registrant."
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is set forth on pages 7 through 14 under "Item 1. Election of 14 Directors -- Compensation of Executive Officers by the Company" in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item is set forth on page 6 under "Item 1. Election of 14 Directors -- Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is set forth on page 5 under "Item 1. Election of 14 Directors -- Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following documents are filed as a part of this Report:
        1. Financial Statements:
           Auditors' Report dated January 19, 1996 of Coopers & Lybrand L.L.P., Independent Accountants
           Consolidated Statements of Income for three years ended December 31, 1995
           Consolidated Balance Sheets at December 31, 1995 and December 31,
           1994
           Consolidated Statements of Cash Flows for three years ended December 31, 1995
           Consolidated Statements of Common Shareholders' Equity for three years ended
            December 31, 1995
           Consolidated Statements of Capitalization at December 31, 1995 and December 31, 1994
           Consolidated Statements of Income Taxes for three years ended December 31, 1995
           Notes to Consolidated Financial Statements
        2. Financial Statement Schedules:
           Schedule II -- Valuation and Qualifying Accounts
        Schedules other than those listed above are omitted as not applicable or not required.
        3. Exhibits Required by Item 601 of Regulation S-K Including Each Management Contract or Compensatory Plan or Arrangement Required to be Filed as an Exhibit.
                                       56

EXHIBIT
NUMBER
  *2(a)  -- Agreement and Plan of Merger dated as of September 22, 1995, by and among Baltimore Gas and Electric
            Company, Potomac Electric Power Company, and RH Acquisition Corp. (Designated as Exhibit A in the
            Joint Proxy Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective
            February 9, 1996, Registration No. 33-64799.)
  *2(b)  -- BGE Stock Option Agreement dated as of September 22, 1995, by and between Baltimore Gas and Electric
            Company and Potomac Electric Power Company. (Designated as Exhibit B1 in the Joint Proxy Statement of
            Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of
            Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996,
            Registration No. 33-64799.)
  *2(c)  -- PEPCO Stock Option Agreement dated as of September 22, 1995, by and between Baltimore Gas and
            Electric Company and Potomac Electric Power Company. (Designated as Exhibit B2 in the Joint Proxy
            Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective February
            9, 1996, Registration No. 33-64799.)
  *2(d)  -- Registration Statement on Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996, Registration No. 33-64799.
  *3(a)  -- Charter of BGE, restated as of April 25, 1995. (Designated as Exhibit No. 3(a) in Form 10-Q dated May
            11, 1995, File No. 1-1910.)
  *3(b)  -- Articles Supplementary, dated as of September 5, 1995, to the Charter of BGE. (Designated as Exhibit
            No. 3 in Form 10-Q dated November 13, 1995, File No. 1-1910.)
  *3(c)  -- By-Laws of BGE, as amended to April 18, 1995. (Designated as Exhibit No. 3(b) in Form 10-Q dated May
            11, 1995, File No. 1-1910.)
  *4(a)  -- Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit
            No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental
            Indentures between BGE and Bankers Trust Company, Trustee:

                                                                DESIGNATED IN
                                                                                                   EXHIBIT
                 DATED           FILE NO.                                                           NUMBER
          *April 15, 1966        2-26278                                                             4-3
          *August 1, 1967        1-1910     (Form 10-K Annual Report for 1967)                       D-1
          *July 1, 1972          2-45452                                                             2-3
          *July 15, 1977         2-59772                                                             2-3
           (3 Indentures)
          *October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                      4(a)
          *August 15, 1991       33-45259   (Form S-3 Registration)                                4(a)(i)
          *January 15, 1992      33-45259   (Form S-3 Registration)                                4(a)(ii)
          *July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)                   4(a)
          *February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                     4(a)(i)
          *March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                     4(a)(ii)
          *March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)                    4(a)(iii)
          *April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                            4
          *July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                        4(a)
          *July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                        4(b)
          *October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                       4
          *March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                       4(a)

*4(b)    -- Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile- Safe
            Deposit and Trust Company), Trustee. (Designated in Registration File No. 2-98443 as Exhibit 4(a));
            as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated in Form 8-K, dated
            November 13, 1987, File No. 1-1910 as Exhibit 4(a)) and as of January 26, 1993 (Designated in Form
            8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)
*10(a)   -- Baltimore Gas and Electric Company Executive Benefits Plan, as amended and restated. (Designated as
            Exhibit No. 10 in Form 10-Q dated August 11, 1995, File No. 1-1910.)
*10(b)   -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit No. 10(b)
            to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)

                                       57

*10(c)   -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan. (Designated as Exhibit No. 10(c) to
            the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
*10(d)   -- Baltimore Gas and Electric Company Non-qualified Deferred Compensation Plan for Executive Officers.
            (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended December 31,
            1992, File No. 1-1910.)
*10(e)   -- Baltimore and Gas and Electric Company Non-qualified Deferred Compensation Plan for Non-Employee
            Directors (formerly Baltimore Gas and Electric Company Deferred Compensation Plan for Non-Employee
            Directors). (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
            December 31, 1993, File No. 1-1910.)
*10(f)   -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-1910.)
*10(g)   -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as Exhibit
            No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
*10(h)   -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric Company and
            Citibank, N.A. (Designated as Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-1910.)
*10(i)   -- Constellation Holdings, Inc., Summary of Amended Executive Benefits Plan. (Designated as Exhibit No.
            10(i) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
*10(j)   -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No. 10(g) to
            the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
*10(k)   -- Amended Summary 1992 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit
            No. 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
*10(l)   -- Summary 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit No.
            10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
*10(m)   -- Employment Agreement of Christian H. Poindexter. (Designated as Exhibit C2 in the Joint Proxy
            Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective February
            9, 1996, Registration No. 33-64799.)
*10(n)   -- Employment Agreement of Edward A. Crooke. (Designated as Exhibit C3 in the Joint Proxy Statement of
            Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of
            Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996,
            Registration No. 33-64799.)
 10(o)   -- Severance Agreements between BGE and 15 key employees.
 12      -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined
            Fixed Charges and Preferred and Preference Dividend Requirements.
 21      -- Subsidiaries of the Registrant.
 23      -- Consent of Coopers & Lybrand L.L.P., Independent Accountants.
 27      -- Financial Data Schedule.
*99(a)   -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a) to the
            Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
*99(b)   -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland. (Designated
            as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31, 1987, File No.
            1-1910.)

*Incorporated by Reference.
   (b) Reports on Form 8-K: None.
                                       58

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     COLUMN C
                                                COLUMN B             ADDITIONS
                                                BALANCE     CHARGED                                              COLUMN E
                                                   AT         TO                                                 BALANCE
                                                BEGINNING    COSTS     CHARGED TO OTHER         COLUMN D          AT END
COLUMN A                                           OF         AND        ACCOUNTS --        (DEDUCTIONS) --         OF
DESCRIPTION                                      PERIOD     EXPENSES       DESCRIBE             DESCRIBE          PERIOD
                                                                             (IN THOUSANDS)
Reserves deducted in the Balance Sheet from
  the assets to which they apply:
  Accumulated Provision for Uncollectibles
     1995....................................   $14,960     $19,170        $     --             $(17,740)        $16,390
     1994....................................    13,957      20,557              --              (19,554)(A)      14,960
     1993....................................    12,484      19,155              --              (17,682)(A)      13,957
  Valuation Allowance --
     Net unrealized (gain) loss on available
     for sale securities
     1995....................................     5,609          --         (14,010)(B)               --          (8,401 )
     1994....................................        --          --           5,609(B)                --           5,609
     1993....................................        --          --              --                   --              --
  Provision for possible disallowance of
     replacement energy costs
     1995....................................    35,000          --              --                   --          35,000
     1994....................................    35,000          --              --                   --          35,000
     1993....................................    35,000          --              --                   --          35,000
  Loan loss reserve
     1995....................................        --          --              --                   --              --
     1994....................................     5,123          --              --               (5,123)(C)          --
     1993....................................     4,382         741              --                   --           5,123
  Energy projects under development reserves
     1995....................................     1,806          --              --               (1,504)(D)         302
     1994....................................     1,778          28              --                   --           1,806
     1993....................................       492       1,286              --                   --           1,778

(A) Represents principally net amounts charged off as uncollectible.
(B) Represents net unrealized (gains)/losses (credited)/charged to common shareholders' equity.
(C) Represents reversal of loan loss reserve due to reclassification of this amount as part of the purchase price of certain real estate partnership interests.
(D) Represents removal of a reserve associated with an energy project of a subsidiary which was abandoned.
                                       59

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            BALTIMORE GAS AND ELECTRIC COMPANY
                                                       (REGISTRANT)
                                          By /s/        C. H. POINDEXTER
Date: March 15, 1996
                                                      C. H. POINDEXTER
                                                   CHAIRMAN OF THE BOARD
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                       DATE
Principal executive officer and director:
         By /s/              C. H. POINDEXTER           Chairman of the Board and Director    March 15, 1996
                    C. H. POINDEXTER
Principal financial and accounting officer:
         By /s/              C. W. SHIVERY              Vice President and Secretary          March 15, 1996
                    C. W. SHIVERY
Directors:
            /s/              H. F. BALDWIN              Director                              March 15, 1996
                    H. F. BALDWIN
            /s/              B. B. BYRON                Director                              March 15, 1996
                    B. B. BYRON
            /s/              J. O. COLE                 Director                              March 15, 1996
                    J. O. COLE
            /s/              D. A. COLUSSY              Director                              March 15, 1996
                    D. A. COLUSSY
            /s/              E. A. CROOKE               Director                              March 15, 1996
                    E. A. CROOKE
            /s/              J. R. CURTISS              Director                              March 15, 1996
                    J. R. CURTISS
            /s/              J. W. GECKLE               Director                              March 15, 1996
                    J. W. GECKLE
            /s/              M. L. GRASS                Director                              March 15, 1996
                    M. L. GRASS

                                       60

            /s/              F. A. HRABOWSKI III        Director                              March 15, 1996
                    F. A. HRABOWSKI III
            /s/              N. LAMPTON                 Director                              March 15, 1996
                    N. LAMPTON
            /s/              G. V. MCGOWAN              Director                              March 15, 1996
                    G. V. MCGOWAN
            /s/              G. L. RUSSELL, JR.         Director                              March 15, 1996
                    G. L. RUSSELL, JR.
            /s/              M. D. SULLIVAN             Director                              March 15, 1996
                    M. D. SULLIVAN

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
  *2(a)  -- Agreement and Plan of Merger dated as of September 22, 1995, by and among Baltimore Gas and Electric
            Company, Potomac Electric Power Company, and RH Acquisition Corp. (Designated as Exhibit A in the
            Joint Proxy Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective
            February 9, 1996, Registration No. 33-64799.)
  *2(b)  -- BGE Stock Option Agreement dated as of September 22, 1995, by and between Baltimore Gas and Electric
            Company and Potomac Electric Power Company. (Designated as Exhibit B1 in the Joint Proxy Statement of
            Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of
            Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996,
            Registration No. 33-64799.)
  *2(c)  -- PEPCO Stock Option Agreement dated as of September 22, 1995, by and between Baltimore Gas and
            Electric Company and Potomac Electric Power Company. (Designated as Exhibit B2 in the Joint Proxy
            Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective February
            9, 1996, Registration No. 33-64799.)
  *2(d)  -- Registration Statement on Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996, Registration No. 33-64799.
  *3(a)  -- Charter of BGE, restated as of April 25, 1995. (Designated as Exhibit No. 3(a) in Form 10-Q dated May
            11, 1995, File No. 1-1910.)
  *3(b)  -- Articles Supplementary, dated as of September 5, 1995, to the Charter of BGE. (Designated as Exhibit
            No. 3 in Form 10-Q dated November 13, 1995, File No. 1-1910.)
  *3(c)  -- By-Laws of BGE, as amended to April 18, 1995. (Designated as Exhibit No. 3(b) in Form 10-Q dated May
            11, 1995, File No. 1-1910.)
  *4(a)  -- Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit
            No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental
            Indentures between BGE and Bankers Trust Company, Trustee:

                                                                 DESIGNATED IN
                                                                                                     EXHIBIT
                 DATED           FILE NO.                                                             NUMBER
          *April 15, 1966        2-26278                                                               4-3
          *August 1, 1967        1-1910     (Form 10-K Annual Report for 1967)                         D-1
          *July 1, 1972          2-45452                                                               2-3
          *July 15, 1977         2-59772                                                               2-3
          (3 Indentures)
          *October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                        4(a)
          *August 15, 1991       33-45259   (Form S-3 Registration)                                  4(a)(i)
          *January 15, 1992      33-45259   (Form S-3 Registration)                                  4(a)(ii)
          *July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)                     4(a)
          *February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                       4(a)(i)
          *March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                       4(a)(ii)
          *March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)                      4(a)(iii)
          *April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                              4
          *July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                          4(a)
          *July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                          4(b)
          *October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                         4
          *March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                         4(a)

  *4(b)   -- Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile- Safe
             Deposit and Trust Company), Trustee. (Designated in Registration File No. 2-98443 as Exhibit
             4(a)); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated in Form
             8-K, dated November 13, 1987, File No. 1-1910 as Exhibit 4(a)) and as of January 26, 1993
             (Designated in Form 8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)
 *10(a)   -- Baltimore Gas and Electric Company Executive Benefits Plan, as amended and restated. (Designated as Exhibit No. 10 in Form 10-Q dated August 11, 1995, File No. 1-1910.)

                                       62

 *10(b)   -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit No.
             10(b) to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
 *10(c)   -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan. (Designated as Exhibit No. 10(c)
             to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
 *10(d)   -- Baltimore Gas and Electric Company Non-qualified Deferred Compensation Plan for Executive
             Officers. (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended
             December 31, 1992, File No. 1-1910.)
 *10(e)   -- Baltimore and Gas and Electric Company Non-qualified Deferred Compensation Plan for Non-Employee
             Directors (formerly Baltimore Gas and Electric Company Deferred Compensation Plan for Non-Employee
             Directors). (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
             December 31, 1993, File No. 1-1910.)
 *10(f)   -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
             December 31, 1994, File No. 1-1910.)
 *10(g)   -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as
             Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No.
             1-1910.)
 *10(h)   -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric Company and
             Citibank, N.A. (Designated as Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
 *10(i)   -- Constellation Holdings, Inc., Summary of Amended Executive Benefits Plan. (Designated as Exhibit
             No. 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No.
             1-1910.)
 *10(j)   -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No. 10(g) to
             the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
 *10(k)   -- Amended Summary 1992 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as
             Exhibit No. 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No.
             1-1910.)
 *10(l)   -- Summary 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit
             No. 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No.
             1-1910.)
 *10(m)   -- Employment Agreement of Christian H. Poindexter. (Designated as Exhibit C2 in the Joint Proxy
             Statement of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective
             February 9, 1996, Registration No. 33-64799.)
 *10(n)   -- Employment Agreement of Edward A. Crooke. (Designated as Exhibit C3 in the Joint Proxy Statement
             of Baltimore Gas and Electric Company and Potomac Electric Power Company, which was filed as part of Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9,
             1996, Registration No. 33-64799.)
  10(o)   -- Severance Agreements between BGE and 15 key employees.
     12   -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined
             Fixed Charges and Preferred and Preference Dividend Requirements.
     21   -- Subsidiaries of the Registrant.
     23   -- Consent of Coopers & Lybrand L.L.P., Independent Accountants.
     27   -- Financial Data Schedule.
 *99(a)   -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a) to the
             Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
 *99(b)   -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland.
             (Designated as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31,
             1987, File No. 1-1910.)

*Incorporated by Reference.
                                       63