Form 10-Q
period 1996-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1996-05-14
CIK 9466

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended March 31, 1996
Commission file number 1-1910

               BALTIMORE GAS AND ELECTRIC COMPANY
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Maryland                            52-0280210
- -----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)



  39 W. Lexington Street      Baltimore, Maryland       21201
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


Yes   X        No

Common Stock, without par value - 147,527,114 shares outstanding on April 30, 1996.

  BALTIMORE GAS AND ELECTRIC COMPANY


    PART I. FINANCIAL INFORMATION


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months Ended March 31,
                                                    1996                1995

                                            (In Thousands, Except Per-Share Amounts)
Revenues
  Electric                                               $554,444            $507,825
  Gas                                                     219,264             152,784
  Diversified businesses                                   87,622              57,198

  Total revenues                                          861,330             717,807

Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                      153,852             147,454
  Gas purchased for resale                                129,028              81,803
  Operations                                              132,168             131,535
  Maintenance                                              34,440              36,881
  Diversified businesses-selling,general,administrative    67,573              41,109
  Depreciation and amortization                            85,399              76,678
  Taxes other than income taxes                            57,555              54,125

  Total expenses other than interest and income taxes     660,015             569,585

Income From Operations                                    201,315             148,222

Other Income
  Allowance for equity funds used during construction       1,965               5,369
  Equity in earnings of Safe Harbor Water Power Corp        1,123               1,108
  Net other income and deductions                          (2,147)             (2,611)

  Total other income                                          941               3,866

Income Before Interest and Income Taxes                   202,256             152,088

Interest Expense
  Interest charges                                         52,718              54,978
  Capitalized interest                                     (3,152)             (3,484)
  Allowance for borrowed funds used during construction    (1,063)             (2,905)

  Net interest expense                                     48,503              48,589

Income Before Income Taxes                                153,753             103,499

Income Taxes
  Current                                                  46,899              (3,033)
  Deferred                                                  7,986              37,706
  Investment tax credit adjustments                        (1,913)             (2,027)

  Total income taxes                                       52,972              32,646

Net Income                                                100,781              70,853

Preferred and Preference Stock Dividends                    9,663               9,951

Earnings Applicable to Common Stock                       $91,118             $60,902


Average Shares of Common Stock Outstanding                147,527             147,527

Earnings Per Share of Common Stock                         $0.62               $0.41

Dividends Declared Per Share of Common Stock               $0.39               $0.38


See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been restated to conform with the current year's presentation.

CONSOLIDATED BALANCE SHEETS

                                                        March 31          December 31,
                                                          1996*              1995

                                                              (In Thousands)

  ASSETS
  Current Assets
    Cash and cash equivalents                         $   116,890        $   23,443
    Accounts receivable (net of allowance for uncollectibles
          of $16,995 and $16,390 respectively)            432,367           400,005
    Fuel stocks                                            39,576            59,614
    Materials and supplies                                148,798           145,900
    Prepaid taxes other than income taxes                  27,918            60,508
    Deferred income taxes                                  26,170            36,831
    Trading securities                                     61,670            47,990
    Other                                                  16,325            31,487

    Total current assets                                  869,714           805,778

  Investments and Other Assets
    Real estate projects                                  481,759           479,344
    Power generation systems                              363,373           358,629
    Financial investments                                 202,851           205,841
    Nuclear decommissioning trust fund                     99,355            85,811
    Net pension asset                                      70,220            60,077
    Safe Harbor Water Power Corporation                    34,331            34,327
    Senior living facilities                               16,860            16,045
    Other                                                  74,575            71,894

    Total investments and other assets                  1,343,324         1,311,968

  Utility Plant
    Plant in service
      Electric                                          6,398,127         6,360,624
      Gas                                                 709,338           692,693
      Common                                              527,384           522,450

      Total plant in service                            7,634,849         7,575,767
    Accumulated depreciation                           (2,534,968)       (2,481,801)


    Net plant in service                                5,099,881         5,093,966
    Construction work in progress                         240,410           247,296
    Nuclear fuel (net of amortization)                    126,993           130,782
    Plant held for future use                              25,870            25,552

    Net utility plant                                   5,493,154         5,497,596

  Deferred Charges
    Regulatory assets (net)                               607,952           637,915
    Other deferred charges                                 68,354            63,406

    Total deferred charges                                676,306           701,321

  TOTAL ASSETS                                       $  8,382,498      $  8,316,663


* Unaudited

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED BALANCE SHEETS

                                                        March 31       December 31,
                                                          1996*           1995

                                                              (In Thousands)

  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                $  284,845      $  279,305
    Current portions of long-term debt, preferred stock,
     and preference stock                                   195,082         146,969
    Accounts payable                                        165,499         177,092
    Customer deposits                                        27,568          26,857
    Accrued taxes                                            62,459           8,244
    Accrued interest                                         52,924          56,670
    Dividends declared                                       67,198          67,198
    Accrued vacation costs                                   35,955          33,403
    Other                                                    14,644          39,417

    Total current liabilities                               906,174         835,155

  Deferred Credits and Other Liabilities
    Deferred income taxes                                 1,308,214       1,311,530
    Pension and postemployment benefits                     156,233         148,594
    Decommissioning of federal uranium enrichment facilities 43,694          43,695
    Other                                                    56,195          55,568

    Total deferred credits and other liabilities          1,564,336       1,559,387

  Capitalization
  Long-term Debt
    First refunding mortgage bonds of BGE                 1,538,528       1,538,528
    Other long-term debt of BGE                             639,000         649,500
    Long-term debt of Constellation Companies               561,141         546,903
    Unamortized discount and premium                        (15,247)        (15,708)
    Current portion of long-term debt                      (109,897)       (120,969)

    Total long-term debt                                  2,613,525       2,598,254

  Preferred Stock                                            59,185          59,185
    Current portion of  preferred stock                     (59,185)           -

    Total preferred stock                                      -             59,185

  Redeemable Preference Stock                               268,000         268,000
    Current portion of redeemable preference stock          (26,000)        (26,000)

    Total redeemable preference stock                       242,000         242,000

  Preference Stock Not Subject to Mandatory Redemption      210,000         210,000

  Common Shareholders' Equity
    Common stock                                          1,425,645       1,425,805
    Retained earnings                                     1,415,000       1,381,417
    Net unrealized gain on available-for-sale securities      5,818           5,460

    Total common shareholders' equity                     2,846,463       2,812,682

    Total capitalization                                  5,911,988       5,922,121

  TOTAL LIABILITIES AND CAPITALIZATION                 $  8,382,498    $  8,316,663



* Unaudited

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months Ended March 31,
                                                               1996          1995

                                                                  (In Thousands)
Cash Flows From Operating Activities
  Net income                                                $100,781        $ 70,853
  Adjustments to reconcile to net cash provided by
           operating activities
    Depreciation and amortization                            100,141          92,102
    Deferred income taxes                                      7,986          37,706
    Investment tax credit adjustments                         (1,913)         (2,017)
    Deferred fuel costs                                       15,009          10,366
    Accrued pension and postemployment benefits               (3,174)         (5,037)
    Allowance for equity funds used during construction       (1,965)         (5,369)
    Equity in earnings of affiliates and joint ventures (net) (1,038)          2,995
    Changes in current assets, other than
            sale of accounts receivable                       19,978          30,893
    Changes in current liabilities, other than
            short-term borrowings                             17,305         (43,687)
    Other                                                      3,331          10,124

  Net cash provided by operating activities                  256,441         198,929

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings (net)                                5,540         (35,900)
    Long-term debt                                            21,729          10,641
    Common stock                                                (159)             14
  Reacquisition of long-term debt                            (18,149)         (5,789)
  Common stock dividends paid                                (57,536)        (56,060)
  Preferred and preference stock dividends paid               (9,663)         (9,952)
  Other                                                         (353)           (748)

  Net cash used in financing activities                      (58,591)        (97,794)

Cash Flows From Investing Activities
  Utility construction expenditures                          (69,655)        (81,395)
  Allowance for equity funds used during construction          1,965           5,369
  Nuclear fuel expenditures                                   (9,153)         (6,576)
  Deferred energy conservation expenditures                   (5,493)        (10,226)
  Contributions to nuclear decommissioning trust fund        (12,260)         (2,445)
  Purchases of marketable equity securities                  (11,702)         (4,395)
  Sales of marketable equity securities                       11,670          18,127
  Other financial investments                                  5,524           5,041
  Real estate projects                                        (3,585)        (11,266)
  Power generation systems                                   (10,116)        (15,960)
  Other                                                       (1,598)         (1,868)

  Net cash used in investing activities                     (104,403)       (105,594)

Net Increase (Decrease) in Cash and Cash Equivalents          93,447          (4,459)
Cash and Cash Equivalents at Beginning of Period              23,443          38,590

Cash and Cash Equivalents at End of Period                  $116,890        $ 34,131

Other Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                   $ 52,391        $ 47,403
    Income taxes                                            $ (9,985)       $    153




See Notes to Consolidated Financial Statem

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

BGE Financing Activity

     There have been no issuances of long-term debt or equity securities during the period from January 1, 1996 through the date of this report.

     In March 1996, the Company called for redemption of BGE's entire class of Preferred Stock. The following is a summary of the series redeemed:

                                                        Price
                                          Shares      Per Share

Series B, 4-1/2% Cumulative
Preferred Stock, $100 par value          222,921         $110

Series C, 4% Cumulative
Preferred Stock, $100 par value           68,928         $105

Series D, 5.40% Cumulative
Preferred Stock, $100 par value          300,000         $101

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

Pending Merger with Potomac Electric Power Company

     BGE, Potomac Electric Power Company (PEPCO), and Constellation Energy Corporation (formerly named "RH Acquisition Corp.") (CEC), have entered into an Agreement and Plan of Merger, dated as of September 22, 1995 (the Merger Agreement). CEC was formed to accomplish the merger and its outstanding capital stock is owned 50% by BGE and 50% by PEPCO. The Merger Agreement provides for a strategic business combination that will be accomplished by merging both BGE and PEPCO into CEC (the Merger). The Merger, which was unanimously approved by the Boards of Directors of BGE and PEPCO and approved by the shareholders of both companies, is expected to close during 1997 after all other conditions to the consummation of the Merger, including obtaining applicable regulatory approvals, are met or waived. In connection with the Merger, BGE common shareholders will receive one share of CEC common stock for each BGE share and PEPCO common shareholders will receive 0.997 of a share of CEC common stock for each PEPCO share.

     Preliminary estimates by the managements of PEPCO and BGE indicate that the synergies resulting from the combination of their utility operations could generate net cost savings of up to $1.3 billion over a period of 10 years following the Merger.
These estimates indicate that about two-thirds of the savings will come from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. These savings are expected to be allocated among shareholders and customers. This allocation will depend upon the results of regulatory proceedings in the various jurisdictions in which BGE and PEPCO operate their utility businesses. The analyses employed in order to develop estimates of the potential savings as a result of the Merger were necessarily based upon various assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of BGE and PEPCO. Accordingly, while BGE believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumption will approximate actual experience or that all such savings will be realized.

     The reasons for the Merger, the terms and conditions contained in the Merger Agreement, and other matters concerning the Merger, PEPCO, and CEC are discussed in more detail in the Registration Statement on Form S-4 (Registration No. 33-64799) which is included as an exhibit to this Report on Form 10-Q by incorporation by reference.

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

     BGE has been notified by the Environmental Protection Agency and several state agencies that it is being considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by third parties. In addition, a subsidiary of Constellation Holdings, Inc. has been named as a defendant in a case concerning an alleged environmentally contaminated site owned and operated by a third party. Cleanup costs for these sites cannot be estimated, except that BGE's 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could exceed amounts BGE has recognized by up to approximately $7 million based on the highest estimate of costs in the range of reasonably possible alternatives. Although the cleanup costs for certain of the remaining sites could be significant, BGE believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

     Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove tar. However, no formal legal proceedings have been instituted against BGE. BGE has recognized estimated environmental costs at these sites totaling $38.6 million as of March 31, 1996. These costs, net of accumulated amortization, have been deferred as a regulatory asset. The technology for cleaning up such sites is still developing, and potential remedies for these sites have not been identified. Cleanup costs in excess of the amounts recognized, which could be significant in total, cannot presently be estimated.

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

     BGE and other operators of commercial nuclear power plants in the United States are required to purchase insurance to cover claims of certain nuclear workers. Other non-governmental commercial nuclear facilities may also purchase such insurance. Coverage of up to $400 million is provided for claims against BGE or others insured by these policies for radiation injuries. If certain claims were made under these policies, BGE and all policyholders could be assessed, with BGE's share being up to $6.02 million in any one year.

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

Subsequent Event

     Subsequent to March 31, 1996, a subsidiary of Constellation Holdings, Inc. realized an after-tax gain of approximately $15 million, or 10 cents per share, on the sale of its ownership interest in a power sales contract. This gain will be reported in earnings for the quarter ending June 30, 1996.

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

RESULTS  OF  OPERATIONS  FOR THE QUARTER  ENDED  MARCH  31,  1996
COMPARED WITH THE CORRESPONDING PERIOD OF 1995

Earnings per Share of Common Stock

     Consolidated earnings per share were $.62 for the quarter ended March 31, 1996 and $.41 for the quarter ended March 31, 1995. The $.21 increase in earnings per share reflects a higher level of earnings applicable to common stock. The earnings per share are summarized as follows:

                                                 Quarter Ended
                                                    March 31

                                                  1996    1995

Utility operations                               $ .58   $ .38
Diversified businesses                             .04     .03

Total                                            $ .62   $ .41

Earnings Applicable to Common Stock

     Earnings applicable to common stock increased $30.2 million during the first quarter of 1996 compared to last year as a result of significantly higher earnings from utility operations and slightly higher earnings from diversified businesses.

     Earnings from utility operations increased during the first quarter of 1996 primarily due to higher electric and gas system sales resulting from the colder winter weather experienced in 1996 compared to the same period last year. The effect of weather on utility sales is discussed on page 14.

     The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland
(PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. The gas base rate increase authorized by the PSC in November 1995 favorably affected utility earnings during the quarter ended March 31, 1996. The electric fuel rate cases now pending before the PSC discussed in Notes 1 and 12 of the Form 10-K for the year ended December 31, 1995 (Form 10-K) could also affect future years' earnings.

     Future competition may also affect earnings in ways that are not possible to predict (see the discussion of "Response to Regulatory Change" in the Form 10-K).

     Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. and Subsidiary (HP&S), BGE Energy Projects & Services, Inc. (EP&S) and BNG, Inc., increased slightly during the quarter ended March 31, 1996 compared to the corresponding period of 1995. Diversified businesses' earnings are discussed on pages 20 through 22.

Effect of Weather on Utility Sales

     Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating degree days for the quarters ended March 31, 1996 and 1995.

                                                  Quarter Ended
                                                    March 31

                                                  1996    1995

Heating degree days.............................  2,625   2,240
Percent change compared to
 prior period...................................      17.2%

BGE Utility Revenues and Sales

     Electric   revenues   changed   for   the   quarter    ended
March 31, 1996 because of the following factors:

                                                 Quarter Ended
                                                    March 31
                                                 1996 vs. 1995

                                                 (In millions)

System sales volumes                                 $30.0
Base rates                                             5.2
Fuel rates                                             1.2
Revenues from system sales                            36.4
Interchange and other sales                            9.4
Other revenues                                         0.8
Total                                                $46.6

     Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales and sales to other utilities, which are discussed separately. Following is a comparison of the changes in electric system sales volumes:

                                                  Quarter Ended
                                                     March 31
                                                  1996 vs. 1995

Residential                                           15.2%
Commercial                                             3.7
Industrial                                             4.4
Total                                                  8.6

     Sales to residential customers increased compared to last year due primarily to colder winter weather and greater usage per customer. Sales to commercial customers increased compared to last year due primarily to colder winter weather and a greater number of customers, offset partially by lower usage per customer. Sales to industrial customers increased compared to last year due to an increase in the number of customers and higher usage per industrial customer.

     Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased for the quarter ended March 31, 1996 compared to last year due to recovery of a higher level of eligible electric conservation program costs.

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

     Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales and sales to other utilities. (See Notes 1 and 12 of the Form 10-K.) Changes in fuel rate revenues and interchange and other sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 12 of the Form 10-K.

     Fuel  rate  revenues  were  higher  for  the  quarter  ended
March 31, 1996 as compared to the same period in 1995 as a result of increased electric system sales volumes, offset partially by a lower fuel rate.

     The fuel rate was lower for the quarter ended March 31, 1996 as compared to the same period last year because of a less costly twenty-four month generation mix due to greater generation at the Calvert Cliffs Nuclear Power Plant and the Brandon Shores Power Plant. BGE expects electric fuel rate revenues to remain relatively constant through 1996.

     Interchange and other sales represent sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection
(PJM), a regional power pool of eight member companies including BGE, and sales to other non-PJM utilities. These sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available. Interchange and other sales increased for the quarter ended March 31, 1996 compared to last year because BGE had a less costly generation mix. This less costly generation mix was due primarily to greater generation from the Brandon Shores Power Plant and the Calvert Cliffs Nuclear Power Plant.

     Gas  revenues changed for the quarter ended March  31,  1996 because of the following factors:

                                                  Quarter Ended
                                                    March 31
                                                 1996 vs. 1995

                                                 (In millions)

Sales volumes                                         $ 9.4
Base rates                                              8.3
Gas cost adjustment revenues                           44.7
Revenues from system sales                             62.4
Off-system Sales                                        3.7
Other revenues                                          0.4
Total                                                $ 66.5

     Below is a comparison of the changes in gas sales volumes:

                                                  Quarter Ended
                                                    March 31
                                                 1996 vs. 1995

Residential                                           21.8%
Commercial                                             7.7
Industrial                                            (6.5)
Total                                                 10.5


     Gas sales to residential customers increased during the first quarter of 1996 as compared to the same period last year due to colder winter weather, an increase in the number of customers, and increased usage per customer. Sales to commercial customers increased compared to last year due to colder winter weather and an increase in the number of customers, offset partially by lower usage per customer. Sales to industrial customers decreased compared to last year due to decreased usage per customer (including Bethlehem Steel) as a result of a greater number of interruptions caused by the colder winter weather in 1996.

     Base rates increased during the quarter ended March 31, 1996 compared to the same period last year primarily as a result of the PSC's November 1995 rate order, which increased annual base rate revenues by $19.3 million, including $2.4 million to recover higher depreciation expense.

     Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues increased for the quarter ended March 31, 1996 because of higher prices for purchased gas and higher sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.

     Off-system gas sales volumes represent direct sales to end users of natural gas outside of BGE's service territory and are not subject to gas cost adjustment clauses. BGE began sales of off-system gas during the first quarter of 1996. Pursuant to a sharing arrangement approved by the PSC, the gross margin earned on these sales reduces gas cost adjustment charges to customers and increases income available to common shareholders.

BGE Utility Fuel and Energy Expenses

     Electric fuel and purchased energy expenses were as follows:

                                                  Quarter Ended
                                                     March 31

                                                   1996    1995
                                                  (In millions)

Actual costs                                     $147.5  $138.6
Net recovery of costs
 under electric fuel rate
 clause (see Note 1 of
 the Form 10-K)                                     6.4     8.9
Total                                            $153.9  $147.5

     Total electric fuel and purchased energy expenses increased during the quarter ended March 31, 1996 as a result of increased actual costs, offset partially by the operation of the electric fuel rate clause. Actual electric fuel and purchased energy costs increased for the quarter ended March 31, 1996 as a result of higher net output of electricity generated and higher purchased energy costs.

     Purchased gas expenses were as follows:

                                                  Quarter Ended
                                                     March 31

                                                   1996    1995
                                                  (In millions)

Actual costs                                     $126.9  $ 87.3
Net (deferral) recovery of costs
 under purchased gas adjustment
 clause (see Note 1 of the
 Form 10-K)                                         2.1    (5.5)
Total                                            $129.0  $ 81.8


     Total purchased gas expenses increased for the quarter ended March 31, 1996 compared to last year due to an increase in actual gas costs and the operation of the purchased gas adjustment clause. The increase in actual gas costs reflects substantially higher gas prices and sales volumes during the first quarter of 1996 as compared to last year.

     Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties.

Other Operating Expenses

     Operations   and   Maintenance  expenses  were   essentially
unchanged during the quarter ended March 31, 1996 compared to last year.

     Depreciation and amortization expense increased $8.7 million during the quarter ended March 31, 1996 compared to the same period last year because of a higher level of depreciable plant in service and higher amortization of energy conservation surcharge costs.

     Taxes other than income taxes increased $3.4 million during the quarter ended March 31, 1996 compared to last year due to an increase in property taxes resulting from plant additions during 1995 and higher gross receipts taxes in 1996 due to higher revenues. In addition, payroll taxes increased during 1996 due to increased incentive-based payouts and a 3% general wage increase granted March 1, 1996.

Other Income and Expenses

     The   Allowance   for   Funds   Used   During   Construction
(AFC)decreased $5.2 million for the quarter ended March 31, 1996 due primarily to a significant reduction in construction work in progress and a lower gas AFC rate. The reduction in construction work in progress resulted from both a lower level of new construction activity and the placement of several projects in service during the past year.

     Interest charges decreased $2.3 million for the quarter ended March 31, 1996 due primarily to the maturity of long-term debt as well as lower interest rates as compared to last year, offset partially by a higher level of debt outstanding.

     Income tax expense increased $20.3 million for the quarter ended March 31, 1996 due primarily to higher taxable income from utility operations and diversified businesses.

Diversified Businesses Earnings

     Earnings per share from diversified businesses were:

                                                  Quarter Ended
                                                     March 31

                                                   1996    1995

Constellation Holdings, Inc.
 Power generation systems                          $.04    $.02
 Financial investments                              .01     .02
 Real estate development and
  senior living facilities                         (.01)   (.01)
Total Constellation Holdings, Inc.                  .04     .03
Other Subsidiaries                                  .00     .00
Total diversified businesses                       $.04    $.03

     The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased for the quarter ended March 31, 1996 due primarily to higher equity earnings from the Constellation Companies' energy projects. See the discussion of the gain to be reported in earnings for the quarter ending June 30, 1996 under the heading Subsequent Event on page 12 of this report.

     The Constellation Companies' investment in wholesale power generating projects includes $198 million representing ownership interests in 16 projects that sell electricity in California under Interim Standard Offer No. 4 (SO4) power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and thereafter at fixed capacity payments plus variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in late 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. At current avoided cost levels, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. While nine projects transition from fixed to variable energy rates in the 1996 through 1998 timeframe, revenues from the other projects having SO4 contracts are expected to continue to increase during this period tending to offset revenue declines on the nine projects. Six of the seven largest revenue producing projects will not make the transition to variable energy rates until the 1999-2000 timeframe such that any material reductions in revenues would not be anticipated until the years 2000 and 2001. The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, changing fuels, renegotiating the power purchase agreements, restructuring financings, and selling its ownership interests in the projects. Two of these wholesale power generating projects, in which the Constellation Companies' investment totals $33 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of the 16 projects may have on the Constellation Companies or the Company, but the impact could be material.

     Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were lower for the quarter ended March 31, 1996 because the quarter ended March 31, 1995 included capital gains realized from a financial limited partnership.

     The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit-development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the oversupply of and limited demand for land and office space due to modest economic growth and corporate downsizings. Earnings from real estate development and senior living facilities for the quarter ended March 31, 1996 are essentially unchanged from the prior year.

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

     The earnings of other subsidiaries, which include HP&S, EP&S, and BNG, Inc., were essentially unchanged during the quarter ended March 31, 1996 compared to last year.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     For the twelve months ended March 31, 1996, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.47 and 2.72, respectively.

Capital Requirements

     The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the three months ended March 31, 1996, along with estimated annual amounts for the years 1996 through 1998, are reflected below.

                           Three Months Ended
                                March 31     Calendar Year Estimate
                                  1996        1996    1997     1998
                                       (In millions)
Utility Business:
 Construction expenditures
 (excluding AFC)
  Electric                         $ 42      $ 231    $205    $212
  Gas                                14         68      73      67
  Common                             11         41      47      46
 Total construction expenditures     67        340     325     325
 AFC                                  3         11      10      10
 Nuclear fuel (uranium purchases
  and processing charges)             9         45      45      44
 Deferred energy conservation
  expenditures                        5         34      25      27
 Retirement of long-term debt
  and redemption of preferred
  and preference stock               11        160     164     125
 Total utility business              95        590     569     531
Diversified Businesses:
 Retirement of long-term debt         7         55     131     157
 Investment requirements             20        108      71      82
 Total diversified businesses        27        163     202     239
Total                              $122      $ 753    $771    $770

BGE Utility Capital Requirements

     BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of the second of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant scheduled to be placed in service in 1996 and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.

     During the twelve months ended March 31, 1996, the internal generation of cash from utility operations provided 104% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1996 through 1998, the Company expects to provide through utility operations 115% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

     Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depends upon market conditions and BGE's actual capital requirements. From January 1, 1996 through the date of this Report, there were no issuances of debt or equity securities. During the same period, BGE redeemed, or announced the redemption of, $37 million principal amount of debt and $61 million par value of preferred and preference stock outstanding. All outstanding preferred stock was called for redemption as described on page 6 under the heading "BGE Financing Activity".

     At the date of this Report, BGE's securities ratings are as follows:

                           Standard    Moody's
                           & Poors    Investors    Duff & Phelps
                         Rating Group  Service   Credit Rating Co.


Senior Secured Debt           A+          A1            AA-
(First Mortgage Bonds)
Unsecured Debt                A           A2             A+
Preference Stock              A          "a2"            A

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

     Historically, Constellation's energy projects have been in the United States. Over the last year, Constellation has pursued energy projects in Latin America. As of March 31, 1996, one of the Constellation Companies had invested about $14.6 million and committed another $8.4 million in power projects in Latin America. Constellation's future energy business expansion may include domestic and international projects.

Diversified Businesses Capital Requirements

Debt and Liquidity

     The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 21 and 22 under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $75 million revolving credit agreement of which $5 million was outstanding at the date of this Report.

Investment Requirements

     The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1996 through 1998 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the estimates on page 23 because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

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

     The first type, direct claims by individuals exposed to asbestos, were described in a Report on Form 8-K filed August 20, 1993. BGE and approximately 70 other defendants are involved. Approximately 516 non-employee plaintiffs each claim $6 million in damages ($2 million compensatory and $4 million punitive). BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of the BGE facilities at which the plaintiffs allegedly worked as contractors, the names of the plaintiffs' employers, and the date on which the exposure allegedly occurred.

     The second type are claims by one manufacturer - Pittsburgh Corning Corp. - against BGE and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the two manufacturers, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On   March   29,  1996,  BGE  held  a  special  meeting   of
shareholders. At that meeting, the following matters were voted upon:

1. The proposed merger of BGE with Potomac Electric Power Company was approved. Common and preference shareholders were entitled to vote. With respect to holders of BGE common stock, the number of affirmative votes cast for the proposed merger was 110,871,295, the number of negative votes cast for the proposed merger was 2,454,946, and the number of abstentions was 1,440,297. With respect to holders of BGE preference stock, the number of affirmative votes cast for the proposed merger was 3,834,731, the number of negative votes cast for the proposed merger was 61,384, and the number of abstentions was 5,677. With respect to holders of the aggregate of both classes of stock, the number of affirmative votes cast for the proposed merger was 114,706,026, the number of negative votes cast for the proposed merger was 2,516,330, and the number of abstentions was 1,445,974.

2. The proposal to implement a Long-Term Incentive Plan for the new company was approved. Only common shareholders were entitled to vote. With respect to holders of common stock, the number of affirmative votes cast for the proposal was 95,237,374, the number of negative votes cast for the proposal was 14,676,425, and the number of abstentions was 4,857,127.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit No. 2*      Registration
                              Statement on Form S-4 of
                              Constellation Energy Corporation,
                              as amended, which became effective
                              February 9, 1996, Registration No.
                              33-64799.

          Exhibit No. 12      Computation of
                              Ratio of Earnings to Fixed Charges
                              and Computation of Ratio of
                              Earnings to Combined Fixed Charges
                              and Preferred and Preference
                              Dividend Requirements.

          Exhibit No. 27      Financial Data
                              Schedule.



          *Incorporated by Reference.



     (b)  Reports on Form 8-K for the quarter ended March 31,
          1996:

               Date Filed               Items Reported

            February 6, 1996          Item 5.  Other Events
                                      Item 7.  Financial Statements
                                               and Exhibits





                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                            (Registrant)





Date  May 14, 1996                     /s/ C.W. Shivery

                                   C. W. Shivery, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                          EXHIBIT INDEX

      Exhibit
       Number

          2*             Registration Statement on
                         Form S-4 of Constellation Energy
                         Corporation, as amended, which became
                         effective  February 9, 1996,
                         Registration No. 33-64799.

          12             Computation of Ratio of
                         Earnings to Fixed Charges and
                         Computation of Ratio of Earnings to
                         Combined Fixed Charges and Preferred and
                         Preference Dividend Requirements.

          27             Financial Data Schedule.



      *Incorporated by Reference.