Form 10-Q
period 1996-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1996-08-13
CIK 9466

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 1996
                         Commission file number 1-1910

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


Yes   X        No

Common Stock, without par value - 147,567,114 shares outstanding on July 31, 1996.



                       BALTIMORE GAS AND ELECTRIC COMPANY


                          PART I. FINANCIAL INFORMATION
                          -----------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                       Quarter Ended June 30,      Six Months Ended June 30,
                                                                      ----------------------      -------------------------

                                                                        1996            1995         1996            1995
                                                                   -----------    -----------    -----------    -----------

                                                                           (In Thousands, Except Per-Share Amounts)
 Revenues
   Electric                                                        $   517,780    $   504,627    $ 1,072,224    $ 1,012,451
   Gas                                                                  93,515         67,968        312,779        220,753
   Diversified businesses                                              120,412         69,905        208,034        127,102
                                                                   -----------    -----------    -----------    -----------

   Total revenues                                                      731,707        642,500      1,593,037      1,360,306
                                                                   -----------    -----------    -----------    -----------

 Expenses Other Than Interest and Income Taxes
   Electric fuel and purchased energy                                  127,468        133,128        281,320        280,582
   Gas purchased for resale                                             49,384         29,188        178,412        110,991
   Operations                                                          130,196        134,593        262,364        266,128
   Maintenance                                                          60,811         51,362         95,252         88,243
   Diversified businesses - selling, general, and administrative        84,251         52,638        151,824         93,746
   Depreciation and amortization                                        82,332         75,337        167,730        152,015
   Taxes other than income taxes                                        48,628         45,334        106,183         99,459
                                                                   -----------    -----------    -----------    -----------

   Total expenses other than interest and income taxes                 583,070        521,580      1,243,085      1,091,164
                                                                   -----------    -----------    -----------    -----------

 Income From Operations                                                148,637        120,920        349,952        269,142
                                                                   -----------    -----------    -----------    -----------

 Other Income
   Allowance for equity funds used during construction                   2,006          4,832          3,971         10,201
   Equity in earnings of Safe Harbor Water Power Corporation             1,123          1,108          2,247          2,215
   Net other income and deductions                                      (1,950)        (3,328)        (4,098)        (5,938)
                                                                   -----------    -----------    -----------    -----------

   Total other income                                                    1,179          2,612          2,120          6,478
                                                                   -----------    -----------    -----------    -----------

 Income Before Interest and Income Taxes                               149,816        123,532        352,072        275,620
                                                                   -----------    -----------    -----------    -----------

 Interest Expense
   Interest charges                                                     53,054         55,333        105,772        110,310
   Capitalized interest                                                 (3,416)        (3,683)        (6,568)        (7,167)
   Allowance for borrowed funds used during construction                (1,083)        (2,614)        (2,146)        (5,519)
                                                                   -----------    -----------    -----------    -----------

   Net interest expense                                                 48,555         49,036         97,058         97,624
                                                                   -----------    -----------    -----------    -----------

 Income Before Income Taxes                                            101,261         74,496        255,014        177,996
                                                                   -----------    -----------    -----------    -----------

 Income Taxes
   Current                                                              23,232          7,946         70,131          4,913
   Deferred                                                             15,387         17,689         23,372         55,395
   Investment tax credit adjustments                                    (1,911)        (2,028)        (3,823)        (4,055)
                                                                   -----------    -----------    -----------    -----------

   Total income taxes                                                   36,708         23,607         89,680         56,253
                                                                   -----------    -----------    -----------    -----------

 Net Income                                                             64,553         50,889        165,334        121,743

 Preferred and Preference Stock Dividends                               12,104          9,952         21,768         19,904
                                                                   -----------    -----------    -----------    -----------

 Earnings Applicable to Common Stock                               $    52,449    $    40,937    $   143,566    $   101,839
                                                                   ===========    ===========    ===========    ===========


 Average Shares of Common Stock Outstanding                            147,527        147,527        147,527        147,527

 Earnings Per Share of Common Stock                                $      0.36    $      0.28    $      0.97    $      0.69

 Dividends Declared Per Share of Common Stock                      $      0.40    $      0.39    $      0.79    $      0.77


See Notes to Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)
                    -----------------------------------------


CONSOLIDATED BALANCE SHEETS                                                                       June 30,             December 31,
                                                                                                    1996*                  1995
                                                                                                -----------             -----------
                                                                                                          (in Thousands)
ASSETS
Current Assets
  Cash and cash equivalents ........................................................            $    38,034             $    23,443
  Accounts receivable (net of allowance for uncollectibles .........................                418,823                 400,005
        of $17,673 and $16,390 respectively)
  Fuel stocks ......................................................................                 59,240                  59,614
  Materials and supplies ...........................................................                147,866                 145,900
  Prepaid taxes other than income taxes ............................................                  1,953                  60,508
  Deferred income taxes ............................................................                 12,810                  36,831
  Trading securities ...............................................................                 64,175                  47,990
  Other ............................................................................                 29,380                  31,487
                                                                                                -----------             -----------

  Total current assets .............................................................                772,281                 805,778
                                                                                                -----------             -----------

Investments and Other Assets
  Real estate projects .............................................................                496,591                 479,344
  Power generation systems .........................................................                364,447                 358,629
  Financial investments ............................................................                201,490                 205,841
  Nuclear decommissioning trust fund ...............................................                101,871                  85,811
  Net pension asset ................................................................                 76,108                  60,077
  Safe Harbor Water Power Corporation ..............................................                 34,334                  34,327
  Senior living facilities .........................................................                 29,086                  16,045
  Other ............................................................................                 75,550                  71,894
                                                                                                -----------             -----------

  Total investments and other assets ...............................................              1,379,477               1,311,968
                                                                                                -----------             -----------

Utility Plant
  Plant in service
    Electric .......................................................................              6,474,765               6,360,624
    Gas ............................................................................                731,364                 692,693
    Common .........................................................................                530,415                 522,450
                                                                                                -----------             -----------

    Total plant in service .........................................................              7,736,544               7,575,767
  Accumulated depreciation .........................................................             (2,577,104)             (2,481,801)
                                                                                                -----------             -----------

  Net plant in service .............................................................              5,159,440               5,093,966
  Construction work in progress ....................................................                205,580                 247,296
  Nuclear fuel (net of amortization) ...............................................                125,807                 130,782
  Plant held for future use ........................................................                 25,890                  25,552
                                                                                                -----------             -----------

  Net utility plant ................................................................              5,516,717               5,497,596
                                                                                                -----------             -----------

Deferred Charges
  Regulatory assets (net) ..........................................................                610,170                 637,915
  Other deferred charges ...........................................................                 67,293                  63,406
                                                                                                -----------             -----------

  Total deferred charges ...........................................................                677,463                 701,321
                                                                                                -----------             -----------

TOTAL ASSETS .......................................................................            $ 8,345,938             $ 8,316,663
                                                                                                ===========             ===========


* Unaudited

See Notes to Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)
                    -----------------------------------------


CONSOLIDATED BALANCE SHEETS                                                                        June 30,             December 31,
                                                                                                    1996*                   1995
                                                                                                -----------             -----------

                                                                                                           (In Thousands)

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term borrowings ............................................................            $   274,845             $   279,305
  Current portions of long-term debt and preference stock ..........................                133,953                 146,969
  Accounts payable .................................................................                147,859                 177,092
  Customer deposits ................................................................                 27,447                  26,857
  Accrued taxes ....................................................................                  2,404                   8,244
  Accrued interest .................................................................                 56,724                  56,670
  Dividends declared ...............................................................                 67,924                  67,198
  Accrued vacation costs ...........................................................                 35,621                  33,403
  Other ............................................................................                 21,645                  39,417
                                                                                                -----------             -----------

  Total current liabilities ........................................................                768,422                 835,155
                                                                                                -----------             -----------

Deferred Credits and Other Liabilities
  Deferred income taxes ............................................................              1,307,231               1,311,530
  Pension and postemployment benefits ..............................................                155,269                 148,594
  Decommissioning of federal uranium enrichment facilities .........................                 43,694                  43,695
  Other ............................................................................                 70,005                  55,568
                                                                                                -----------             -----------

  Total deferred credits and other liabilities .....................................              1,576,199               1,559,387
                                                                                                -----------             -----------

Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ............................................              1,637,341               1,538,528
  Other long-term debt of BGE ......................................................                637,000                 649,500
  Long-term debt of Constellation Companies ........................................                561,374                 546,903
  Unamortized discount and premium .................................................                (14,911)                (15,708)
  Current portion of long-term debt ................................................                (94,953)               (120,969)
                                                                                                -----------             -----------

  Total long-term debt .............................................................              2,725,851               2,598,254
                                                                                                -----------             -----------

Preferred Stock ....................................................................                   --                    59,185
                                                                                                -----------             -----------

Redeemable Preference Stock ........................................................                266,500                 268,000
  Current portion of redeemable preference stock ...................................                (39,000)                (26,000)
                                                                                                -----------             -----------

  Total redeemable preference stock ................................................                227,500                 242,000
                                                                                                -----------             -----------

Preference Stock Not Subject to Mandatory Redemption ...............................                210,000                 210,000
                                                                                                -----------             -----------

Common Shareholders' Equity
  Common stock .....................................................................              1,425,641               1,425,805
  Retained earnings ................................................................              1,408,437               1,381,417
  Net unrealized gain on available-for-sale securities .............................                  3,888                   5,460
                                                                                                -----------             -----------

  Total common shareholders' equity ................................................              2,837,966               2,812,682
                                                                                                -----------             -----------

  Total capitalization .............................................................              6,001,317               5,922,121
                                                                                                -----------             -----------

TOTAL LIABILITIES AND CAPITALIZATION ...............................................            $ 8,345,938             $ 8,316,663
                                                                                                ===========             ===========



* Unaudited

See Notes to Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)
                    -----------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Six Months Ended June 30,
                                                                                                        -------------------------

                                                                                                        1996                  1995
                                                                                                      ---------           ---------

                                                                                                              (In Thousands)

Cash Flows From Operating Activities
  Net income ...............................................................................          $ 165,334           $ 121,743
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization ..........................................................            191,549             180,168
    Deferred income taxes ..................................................................             23,372              55,395
    Investment tax credit adjustments ......................................................             (3,823)             (4,055)
    Deferred fuel costs ....................................................................             20,060              19,978
    Disallowance of replacement energy costs ...............................................              6,764                --
    Accrued pension and postemployment benefits ............................................             (9,999)            (11,504)
    Allowance for equity funds used during construction ....................................             (3,971)            (10,201)
    Equity in earnings of affiliates and joint ventures (net) ..............................            (22,944)             (5,579)
    Changes in current assets, other than sale of accounts receivable ......................             26,530              23,776
    Changes in current liabilities, other than short-term borrowings .......................            (49,651)            (80,720)
    Other ..................................................................................             18,455                 711
                                                                                                      ---------           ---------

  Net cash provided by operating activities ................................................            361,676             289,712
                                                                                                      ---------           ---------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings (net) ............................................................             (4,460)             49,800
    Long-term debt .........................................................................            161,346              10,694
    Common stock ...........................................................................                (22)                 83
  Reacquisition of long-term debt ..........................................................            (70,615)            (20,451)
  Reacquisition of preferred and preference stock ..........................................            (63,559)               --
  Common stock dividends paid ..............................................................           (115,071)           (112,120)
  Preferred and preference stock dividends paid ............................................            (19,785)            (19,904)
  Other ....................................................................................               (414)               (810)
                                                                                                      ---------           ---------

  Net cash used in financing activities ....................................................           (112,580)            (92,708)
                                                                                                      ---------           ---------

Cash Flows From Investing Activities
  Utility construction expenditures ........................................................           (164,747)           (177,331)
  Allowance for equity funds used during construction ......................................              3,971              10,201
  Nuclear fuel expenditures ................................................................            (15,125)            (16,310)
  Deferred energy conservation expenditures ................................................            (14,735)            (18,869)
  Contributions to nuclear decommissioning trust fund ......................................            (16,667)             (4,890)
  Purchases of marketable equity securities ................................................            (22,709)             (6,759)
  Sales of marketable equity securities ....................................................             24,223              32,169
  Other financial investments ..............................................................              5,938               3,869
  Real estate projects .....................................................................            (19,913)             (4,473)
  Power generation systems .................................................................             (9,798)            (16,458)
  Other ....................................................................................             (4,943)             (9,509)
                                                                                                      ---------           ---------

  Net cash used in investing activities ....................................................           (234,505)           (208,360)
                                                                                                      ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents .......................................             14,591             (11,356)
Cash and Cash Equivalents at Beginning of Period ...........................................             23,443              38,590
                                                                                                      ---------           ---------

Cash and Cash Equivalents at End of Period .................................................          $  38,034           $  27,234
                                                                                                      =========           =========

Other Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized) ..................................................          $  96,790           $  95,233
    Income taxes ...........................................................................          $  74,759           $  35,771




See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

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

BGE Financing Activity
- ----------------------

      The following reflects issuances and redemptions of long-term debt and equity securities during the period from January 1, 1996 through the date of this report:

     Long-Term Debt
     --------------
     On June 24, 1996, BGE issued $125,000,000 principal amount of Remarketed Floating Rate Series Due September 1, 2006 First Refunding Mortgage Bonds at a price of 99.90%. The bonds include a provision that allows the bondholders the option to tender their bonds back to BGE on an annual basis. BGE is required to repurchase and retire any bonds tendered that are not remarketed or purchased by the remarketing agent. In addition, BGE has the option to call the bonds annually at par on each remarketing date.

     On August 1, 1996, BGE redeemed $5,541,000 principal amount of the 7-1/8% Series Due January 1, 2002 and $418,000 from several other series of First Refunding Mortgage Bonds at various prices tendered in connection with the annual sinking fund required by BGE's mortgage. In addition, on August 29, 1996, BGE will redeem $11,420,000 principal amount of the 7-1/8% Series Due January 1, 2002 at par to complete the sinking fund for 1996.

     BGE may purchase First Refunding Mortgage Bonds of various series in open market transactions, from time to time in the future, depending upon market conditions and BGE's assessment of optimal capital structure, including the mix of secured and unsecured debt.

     Preferred Stock
     ---------------
      On May 28, 1996, BGE redeemed its entire class of Preferred Stock. The following is a summary of the series redeemed:

   Cumulative Preferred Stock,                          Price
        $100 Par Value                    Shares      Per Share
        --------------                    ------      ---------

     Series B, 4-1/2%                    222,921         $110
     Series C, 4%                         68,928         $105
     Series D, 5.40%                     300,000         $101

     Also, on July 1, 1996, BGE exercised its option to double-up the required sinking fund for the 8.625% Cumulative Preference Stock 1990 Series ($100 par value) by redeeming a total of 260,000 shares at par.

     Common Stock
     ------------
     In July 1996, BGE issued a total of 40,000 shares of Common Stock, without par value, through its Common Stock Continuous Offering Program with net proceeds to BGE of approximately $1,142,000.

Diversified Business Financing Matters
- --------------------------------------

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Diversified Businesses Capital Requirements for additional information about the debt of Constellation Holdings, Inc. and its subsidiaries.

Pending Merger with Potomac Electric Power Company
- --------------------------------------------------

     BGE, Potomac Electric Power Company (PEPCO), and Constellation Energy Corporation (formerly named "RH Acquisition Corp.") (CEC), have entered into an Agreement and Plan of Merger, dated as of September 22, 1995 (the Merger Agreement). CEC was formed to accomplish the merger and its outstanding capital stock is owned 50% by BGE and 50% by PEPCO. The Merger Agreement provides for a strategic business combination that will be accomplished by merging both BGE and PEPCO into CEC (the Merger). The Merger, which was unanimously approved by the Boards of Directors of BGE and PEPCO and approved by the shareholders of both companies, is expected to close during 1997 after all other conditions to the consummation of the Merger, including obtaining applicable regulatory approvals (described below), are met or waived. In connection with the Merger, BGE common shareholders will receive one share of CEC common stock for each BGE share and PEPCO common shareholders will receive 0.997 of a share of CEC common stock for each PEPCO share.

     Preliminary estimates by the managements of PEPCO and BGE indicate that the synergies resulting from the combination of their utility operations could generate net cost savings of up to $1.3 billion over a period of 10 years following the Merger. These estimates indicate that about two-thirds of the savings will come from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. These savings are net of costs to achieve, presently estimated to be approximately $150 million, and are expected to be allocated among shareholders and customers. This allocation will depend upon the results of regulatory proceedings in the various jurisdictions in which BGE and PEPCO operate their utility businesses (see discussion of the issues raised in regulatory proceedings regarding the allocation and other matters). The analyses employed in order to develop estimates of the potential savings as a result of the Merger were necessarily based upon various assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of BGE and PEPCO. Accordingly, while BGE believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumption will approximate actual experience or that all such savings will be realized.

     Major regulatory proceedings, together with an indication of the current status of the proceeding, which must be concluded in order to proceed with the merger are listed below. The Merger Agreement provides that a condition to closing is that no such approvals shall impose terms and conditions that would have, or would be reasonably likely to have, a material adverse effect on the business, operations, properties, assets, condition (financial or otherwise), prospects, or results of operations of the new company.

  Federal Energy Regulatory Commission - The merger has been set for hearing to explore the merged company's generation market power, including the appropriate geographic markets, and to consider appropriate remedies if the merged company is found to possess generation market power.

  Public Service Commission of Maryland (PSC) - Hearings are in progress and testimony has been filed by all parties to the proceeding. Office of People's Counsel (the advocates for residential customers) recommended that the Commission not approve the Merger until the Applicants demonstrate that Maryland customers will not be harmed by potential restrictions on competition due to the market power of the new company. If, however, the PSC decides to approve the Merger, People's Counsel is recommending a rate decrease of approximately $86 million ($60 million to BGE customers, $26 million to PEPCO customers), with Merger savings being reflected in further reduced rates of approximately $71 million ($50 million to BGE customers, $21 million to PEPCO customers) contemporaneous with the date of the Merger. A number of other recommendations are also included in People's Counsel's testimony. The Maryland Energy Administration (MEA) disagreed with the regulatory plan for the new company. MEA has recommended that the PSC adopt an alternative regulatory plan which includes an approximately $72 million rate decrease for the new company and a 5-year rate freeze. MEA stated that if the PSC found that a current rate decrease was appropriate, the $72 million was based on synergy savings and thus would be in addition to any current rate decrease. PSC Staff testimony recommends an immediate rate decrease (BGE's rates reduced by $68.5 million and PEPCO's by $21.2 million at the time of the

  Merger) and that a further 5.18 percent decrease (essentially all future savings) be imposed on the new company one year after the Merger.

  District of Columbia Public Service Commission - Recently announced its procedural schedule, and parties in that proceeding are scheduled to file testimony by September 12, 1996.

     The reasons for the Merger, the terms and conditions contained in the Merger Agreement, the regulatory approvals required prior to closing the Merger, and other matters concerning the Merger, PEPCO, and CEC are discussed in more detail in the Registration Statement on Form S-4 (Registration No. 33-64799) which is included as an exhibit to this Report on Form 10-Q by incorporation by reference.

Environmental Matters
- ---------------------

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

     Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove tar. However, no formal legal proceedings have been instituted against BGE. The technology for cleaning up such sites is still developing, and remedies for these sites have not been determined. BGE has recognized estimated environmental costs at these sites which are considered probable totaling $50 million in nominal dollars as of June 30, 1996. These costs, net of accumulated amortization, have been deferred as a regulatory asset (see Note 5 of the Form 10-K for the year ended December 31, 1995). Accounting rules also require BGE to disclose additional costs deemed by BGE to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of recent studies at these sites, it is reasonably possible that these additional costs could exceed the amount recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

Nuclear Insurance
- -----------------

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

Recoverability of Electric Fuel Costs
- -------------------------------------

     By statute, actual electric fuel costs are recoverable so long as the Public Service Commission of Maryland (PSC) finds that BGE demonstrates that, among other things, it has maintained the productive capacity of its generating plants at a reasonable level. The PSC and Maryland's highest appellate court have interpreted this as permitting a subjective evaluation of each unplanned outage at BGE's generating plants to determine whether or not BGE had implemented all reasonable and cost-effective maintenance and operating control procedures appropriate for preventing the outage. Effective January 1, 1987, the PSC authorized the establishment of a Generating Unit Performance Program (GUPP) to measure, annually, utility compliance with maintaining the productive capacity of generating plants at reasonable levels by establishing a system-wide generating performance target and individual performance targets for each base load generating unit. In fuel rate hearings, actual generating performance after adjustment for planned outages will be compared to the system-wide target and, if met, should signify that BGE has complied with the requirements of Maryland law. Failure to meet the system-wide target will result in review of each unit's adjusted actual generating performance versus its performance target in determining compliance with the law and the basis for possibly imposing a penalty on BGE. Parties to fuel rate hearings may still question the prudence of BGE's actions or inactions with respect to any given generating plant outage, which could result in the disallowance of replacement energy costs by the PSC.

     Since the two units at BGE's Calvert Cliffs Nuclear Power Plant utilize BGE's lowest cost fuel, replacement energy costs associated with outages at these units can be significant. BGE cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material.

     In October 1988, BGE filed its first fuel rate application for a change in its electric fuel rate under GUPP. The resultant case before the PSC covers BGE's operating performance in calendar year 1987, and BGE's filing demonstrated that it met the system-wide and individual nuclear plant performance targets for 1987. In November 1989, testimony was filed on behalf of the Maryland People's Counsel (People's Counsel) alleging that seven outages at the Calvert Cliffs plant in 1987 were due to management imprudence and that the replacement energy costs associated with those outages should be disallowed by the Commission. Total replacement energy costs associated with the 1987 outages were approximately $33 million. On January 23, 1995, the Hearing Examiner issued his decision in the 1987 fuel rate proceeding and found that the Company had met the GUPP standard which establishes a presumption that BGE had operated the plant at a reasonably productive capacity level. However, the Order found that the presumption of reasonableness would be overcome by a showing of mismanagement and that such a showing was made with respect to the environmental qualifications outage time. The Hearing Examiner had mitigated the disallowance of replacement energy costs due to the fact the GUPP standard was met. The Hearing Examiner's Order was appealed to the PSC by both BGE and People's Counsel. The PSC upheld the Hearing Examiner's findings with respect to the environmental qualification related outage time, but disagreed with certain methodologies applied by the Hearing Examiner. The impact of the PSC's decision on the Company's earnings was approximately $4.5 million which equaled BGE's previous estimate reported in the Form 10-Q for the quarter ended March 31, 1996. People's Counsel has filed a motion for rehearing.

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

     The PSC noted in the Order that its review and findings on these issues pertain to the reasonableness of BGE's test-year operations and maintenance expenses for purposes of setting base rates and not to the responsibility for replacement power costs associated with the outages at Calvert Cliffs. The PSC stated that its decision in the base rate case will have no res judicata (binding) effect in the fuel rate proceeding examining the 1989- 1991 outages. The work characterized as avoidable significantly increased the duration of the Unit 1 outage. Despite the PSC's statement regarding no binding effect, BGE recognizes that the views expressed by the PSC make the full recovery of all of the replacement energy costs associated with the Unit 1 outage doubtful. Therefore, in December 1990, BGE recorded a provision of $35 million against the possible disallowance of such costs. BGE cannot determine whether replacement energy costs may be disallowed in the present fuel rate proceeding in excess of the provision, but such amounts could be material. Hearings are scheduled in this proceeding for August 1996, although an initial decision is not expected until some time in 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

     The financial condition and results of operations of Baltimore Gas and Electric Company (BGE) and its subsidiaries (collectively, the Company) are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) sections of this Report. Factors significantly affecting results of operations, liquidity, and capital resources are discussed below.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE CORRESPONDING PERIODS OF 1995

Earnings per Share of Common Stock
- ----------------------------------

      Consolidated earnings per share for the quarter and six months ended June 30, 1996 were $.36 and $.97, respectively, which represent increases of $.08 and $.28 compared to the earnings for the corresponding periods of 1995. These increases in earnings per share reflect a higher level of earnings applicable to common stock. The earnings per share are summarized as follows:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                    -------         -------

                                  1996   1995     1996    1995
                                  ----   ----     ----    ----

Utility operations                $.26   $.25     $.83    $.63
Diversified businesses             .10    .03      .14     .06
                                   ---    ---      ---     ---

Total                             $.36   $.28     $.97    $.69
                                  ====   ====     ====    ====

Earnings Applicable to Common Stock
- -----------------------------------

      Earnings applicable to common stock increased $11.5 million during the quarter and $41.7 million during the six months ended June 30, 1996. These increases reflect higher earnings from both utility operations and diversified businesses.
      Earnings from utility operations increased slightly during the quarter ended June 30, 1996 as compared to the corresponding period last year primarily due to higher electric system sales resulting from the hotter spring weather, offset partially by a $4.5 million net-of-tax charge for the disallowance of certain replacement power costs related to 1987 outages at both units of the Calvert Cliffs Nuclear Power Plant. In addition to the factors noted above, earnings from utility operations increased during the six months ended June 30, 1996 primarily due to higher electric and gas system sales resulting from the colder winter weather in 1996 as compared to last year. The effect of weather on utility sales is discussed on pages 15 and 16.

     The following factors influence BGE's utility operations earnings: regulation by the Public Service Commission of Maryland (PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. The gas base rate increase authorized by the PSC in November 1995 favorably affected utility earnings during the quarter and six months ended June 30, 1996. The electric fuel rate cases now pending before the PSC discussed on pages 11 through 13 could also affect future years' earnings.

     Future competition may also affect earnings in ways that are not possible to predict (see the discussion of "Response to Regulatory Change" in the Form 10-K).

     Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and its subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. and Subsidiary (HP&S), BGE Energy Projects & Services, Inc. (EP&S) and BNG, Inc., increased during the quarter and six months ended June 30, 1996 compared to the corresponding periods of 1995. Diversified businesses' earnings are discussed on pages 21 through 24.

Effect of Weather on Utility Sales
- ----------------------------------

      Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating and cooling degree days for the quarter and six months ended June 30, 1996 and 1995.

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                    -------         -------
                                  1996    1995    1996     1995
                                  ----    ----    ----     ----

Heating degree days............   597      479    3,222   2,719
Percent change compared to
 prior period..................       24.6%           18.5%


Cooling degree days............   279      252      279     252
Percent change compared to
 prior period..................       10.7%           10.7%


BGE Utility Revenues and Sales
- ------------------------------

Electric revenues changed for the quarter and six months ended June 30, 1996 because of the following factors:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
                                         (In millions)

System sales volumes                 $19.7           $49.7
Base rates                             4.0             9.2
Fuel rates                            (2.0)           (0.8)
                                      ----            ----
Revenues from system sales            21.7            58.1
Interchange and other sales           (7.7)            1.7
Other revenues                        (0.8)            0.0
                                      ----             ---
Total                                $13.2           $59.8
                                     =====           =====

     Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales and sales to other utilities, which are discussed separately. Following is a comparison of the changes in electric system sales volumes:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------

Residential                           10.2%           13.1%
Commercial                             0.9             2.3
Industrial                             1.9             3.1
Total                                  4.4             6.6

     Sales to residential and commercial customers increased during the quarter ended June 30, 1996 compared to last year due to periods of hotter spring weather. Sales to residential customers also increased due to greater usage per customer. Sales to commercial customers also increased due to a greater number of customers, offset partially by lower usage per customer. In addition to the factors noted above, sales to residential and commercial customers increased during the six months ended June 30, 1996 due to colder winter weather compared to last year.

     Sales to industrial customers increased during the quarter and six months ended June 30, 1996 primarily due to an increase in the number of customers and higher usage per customer.

     Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased for the quarter and six months ended June 30, 1996 compared to last year due to recovery of a higher level of eligible electric conservation program costs.

     Under the energy conservation surcharge, if the PSC determines that BGE is earning in excess of its authorized rate of return, BGE will have to refund (by means of lowering future surcharges) a portion of energy conservation surcharge revenues to its customers. This determination is now made on an annual basis at the end of each year. The portion subject to the refund is compensation for foregone sales from conservation programs and incentives for achieving conservation goals and will be refunded to customers with interest beginning in the ensuing July when the annual resetting of the conservation surcharge rates occurs.

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

     Fuel rate revenues were lower for the quarter and six months ended June 30, 1996 as compared to the same period in 1995 as a result of a lower fuel rate, offset partially by increased electric system sales volumes.

     The fuel rate was lower for the quarter and six months ended June 30, 1996 as compared to the same period last year because of a less costly twenty-four month generation mix at the Company's generating plants. BGE expects electric fuel rate revenues to remain relatively constant through 1996.

     Interchange and other sales represent sales of BGE's energy to the Pen nsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE, and sales to other non-PJM utilities. These sales occur after BGE has satisfied the demand for its own system sales of electricity, if BGE's available generation is the least costly available. Interchange and other sales decreased for the quarter ended June 30, 1996 compared to last year because of lower generation from the Calvert Cliffs Nuclear Power Plant. Interchange and other sales increased for the six months ended June 30, 1996 because of a higher price per megawatt of electricity sold, offset partially by lower sales volumes as compared to last year.

     Gas revenues changed for the quarter and six months ended June 30, 1996 because of the following factors:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
                                         (In millions)

Sales volumes                         $(0.3)         $ 9.1
Base rates                              4.6           12.9
Gas cost adjustment revenues           10.9           55.6
                                       ----           ----
Revenues from system sales             15.2           77.6
Off-system Sales                        9.6           13.3
Other revenues                          0.7            1.1
                                        ---            ---
Total                                 $25.5          $92.0
                                      =====          =====

     Below is a comparison of the changes in gas sales volumes:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------

Residential                           4.7%            17.3%
Commercial                            4.8              6.8
Industrial                           (6.7)            (6.6)
Total                                (0.6)             6.5

     Gas sales to residential and commercial customers increased during the quarter ended June 30, 1996 as compared to the same period last year due primarily to cooler early spring weather and an increase in the number of customers, offset partially by lower usage per customer. Sales to industrial customers decreased during the quarter ended June 30, 1996 compared to last year due primarily to decreased usage by Bethlehem Steel, offset partially by increased usage by other industrial customers.

     Gas sales to residential customers increased during the six months ended June 30, 1996 as compared to the same period last year primarily due to colder winter and early spring weather, an increase in the number of customers, and an increase in usage per customer. Sales to commercial customers also increased compared to last year due to colder winter weather and an increase in the number of customers, but this was offset partially by lower usage per customer. Sales to industrial customers decreased compared to last year due to decreased usage by Bethlehem Steel and a greater number of interruptions caused by the colder winter weather this year, offset partially by increased usage by other industrial customers and by an increase in the number of customers.

     Base rates increased during the quarter and six months ended June 30, 1996 compared to the same period last year primarily as a result of the PSC's November 1995 rate order, which increased annual base rate revenues by $19.3 million, including $2.4 million to recover higher depreciation expense.

     Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues increased for the quarter and six months ended June 30, 1996 because of higher prices for purchased gas and higher sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.

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

BGE Utility Fuel and Energy Expenses
- ------------------------------------

     Electric fuel and purchased energy expenses were as follows:

                              Quarter Ended       Six Months Ended
                                 June 30              June 30
                                 -------              -------
                               1996     1995       1996     1995
                               ----     ----       ----     ----
                                         (In millions)

Actual costs                  $131.6  $124.9     $279.1   $263.5
Net (deferral) recovery of
 costs under electric fuel
 rate clause (see Note 1 of
 the Form 10-K)                (10.9)    8.2       (4.6)    17.1
Disallowed deferred fuel
 costs                           6.8     0.0        6.8      0.0
                                 ---     ---        ---      ---
Total                         $127.5  $133.1     $281.3   $280.6
                              ======  ======     ======   ======

     Total electric fuel and purchased energy expenses decreased during the quarter ended June 30, 1996 as a result of the operation of the electric fuel rate clause, offset partially by increased actual costs and by the write-off of previously deferred fuel costs ($4.5 million net of taxes) which were disallowed by the PSC in a May 1996 Order. Total electric fuel and purchased energy expenses remained relatively constant during the six months ended June 30, 1996 as a result of increased actual costs and the write-off of previously deferred fuel costs discussed above, offset by the operation of the electric fuel rate clause.

       Actual electric fuel and purchased energy costs increased for the quarter and six months ended June 30, 1996 as a result of a higher net output of electricity generated and higher purchased energy costs.

     Purchased gas expenses were as follows:

                                 Quarter Ended    Six Months Ended
                                    June 30           June 30
                                    -------           -------
                                  1996   1995        1996   1995
                                  ----   ----        ----   ----
                                         (In millions)

Actual costs                     $48.3  $31.4      $175.2 $118.7
Net (deferral) recovery of costs
 under purchased gas adjustment
 clause (see Note 1 of the
 Form 10-K)                        1.1   (2.2)        3.2   (7.7)
                                   ---   ----         ---   ----
Total                            $49.4  $29.2      $178.4 $111.0
                                 =====  =====      ====== ======

     Total purchased gas expenses increased for the quarter and six months ended June 30, 1996 compared to last year due to an increase in actual gas costs and the operation of the purchased gas adjustment clause. The increase in actual gas costs reflects substantially higher gas prices for the quarter and six months ended June 30, 1996 and higher sales volumes for the six months ended June 30, 1996.

     Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties.

Other Operating Expenses
- ------------------------

     Operations and maintenance expense increased $5.1 million and $3.2 million, respectively, during the quarter and six months ended June 30, 1996 compared to the same periods last year, primarily due to higher nuclear outage maintenance costs and labor costs.

     Depreciation and amortization expense increased $7.0 million and $15.7 million, respectively, during the quarter and six months ended June 30, 1996 compared to the same periods last year because of a higher level of depreciable plant in service and higher amortization of deferred energy conservation surcharge expenditures.

     Taxes other than income taxes increased $3.3 million and $6.7 million, respectively, during the quarter and six months ended June 30, 1996 due to an increase in property taxes resulting from plant additions during 1995 and higher gross receipts taxes in 1996 due to increased revenues. In addition, payroll taxes increased during 1996 due to greater incentive- based payouts and a 3% general wage increase granted March 1, 1996.

Other Income and Expenses
- -------------------------

     The Allowance for Funds Used During Construction (AFC) decreased $4.4 million and $9.6 million, respectively, for the quarter and six months ended June 30, 1996 due primarily to a significant reduction in construction work in progress and a lower gas AFC rate. The reduction in construction work in progress resulted from both a lower level of new construction activity and the placement of several projects in service during the past year.

     Interest charges decreased $2.3 million and $4.5 million, respectively, for the quarter and six months ended June 30, 1996 due primarily to the maturity of long-term debt as well as lower interest rates as compared to last year, offset partially by a higher overall level of debt outstanding.

     Income tax expense increased $13.1 million and $33.4 million, respectively, for the quarter and six months ended June 30, 1996 due primarily to higher taxable income from utility operations and diversified businesses.

Diversified Businesses Earnings
- -------------------------------

     Earnings per share from diversified businesses were as follows:

                                  Quarter Ended   Six Months Ended
                                     June 30          June 30
                                     -------          -------
                                   1996    1995     1996   1995
                                   ----    ----     ----   ----

Constellation Holdings, Inc.
 Power generation systems          $.07    $.01     $.11   $.03
 Financial investments              .04     .02      .05    .04
 Real estate development and
  senior living facilities         (.01)    .00     (.02)  (.01)
 Other                             (.01)    .00      (.01)  .00
                                   ----     ---      ----   ---
Total Constellation Holdings, Inc.  .09     .03      .13    .06
Other Subsidiaries                  .01     .00      .01    .00
                                    ---     ---      ---    ---
Total diversified businesses       $.10    $.03     $.14   $.06
                                   ====    ====     ====   ====

     The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings increased for the quarter and six months ended June 30, 1996 due primarily to higher equity earnings from the Constellation Companies' energy projects and a $14.6 million after-tax gain on the sale by a Constellation partnership of a power purchase agreement with Jersey Central Power & Light back to that utility. These increases were partially offset by the $7.0 million after-tax write-off of the investment in two geothermal wholesale power generating plants, discussed below, and the $3.0 million after-tax write-off of development costs of a proposed coal-fired power project that will not be built.

     The Constellation Companies' investment in wholesale power generating projects includes $202 million representing ownership interests in 16 projects, including the two projects which were written-off discussed below, that sell electricity in California under Interim Standard Offer No. 4 (SO4) power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and thereafter at fixed capacity payments plus variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. At current avoided cost levels, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. While nine projects (including the two that have been written-off) transition from fixed to variable energy rates in the 1996 through 1998 timeframe, revenues from the other projects having SO4 contracts are expected to continue to increase during this period tending to offset revenue declines on the nine projects. Six of the seven largest revenue producing projects will not make the transition to variable energy rates until the 1999-2000 timeframe such that any material reductions in revenues would not be anticipated until the years 2000 and 2001.

     The Constellation Companies are investigating and pursuing alternatives for certain of these power generation projects including, but not limited to, repowering the projects to reduce operating costs, changing fuels, renegotiating the power purchase agreements, restructuring financings, and selling its ownership interests in the projects. During the second quarter of 1996, the Constellation Companies determined that successful mitigation measures for two geothermal power plants are now unlikely and that the investment in these plants was impaired. Accordingly, the Constellation Companies recorded a $7.0 million after-tax write off of the investment in these plants. Two of the other wholesale power generating projects, in which the Constellation Companies' investment totals $34 million, have executed agreements with Pacific Gas & Electric (PG&E) providing for the curtailment of output through the end of the fixed price period in return for payments from PG&E. The payments from PG&E during the curtailment period will be sufficient to fully amortize the existing project finance debt. However, following the curtailment period, the projects remain contractually obligated to commence production of electricity at the avoided cost rates, which could result in reduced earnings or losses for the reasons described above. The Company cannot predict the impact that these matters regarding any of these projects may have on the Constellation Companies or the Company, but the impact could be material.

     Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher for the quarter and six months ended June 30, 1996 because of higher earnings realized from various financial limited partnerships.

     The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit- development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the oversupply of and limited demand for land and office space due to modest economic growth and corporate downsizings. Earnings from real estate development and senior living facilities for the quarter and six months ended June 30, 1996 are essentially unchanged from the prior year.

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

     The earnings of other subsidiaries, which include HP&S, EP&S, and BNG, Inc., were essentially unchanged during the quarter and six months ended June 30, 1996 compared to the same periods last year.

Environmental Matters
- ---------------------

     The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Environmental Matters section on pages 9 and 10 of this Report.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Liquidity
- ---------
     For the twelve months ended June 30, 1996, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.62 and 2.79, respectively.

Capital Requirements
- --------------------
     The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the six months ended June 30, 1996, along with estimated annual amounts for the years 1996 through 1998, are reflected below.

                            Six Months Ended
                                June 30      Calendar Year Estimate
                                  1996        1996    1997     1998
                                  ----        ----    ----     ----
                                       (In millions)
Utility Business:
- -----------------
 Construction expenditures
 (excluding AFC)
  Electric                         $ 97      $ 229    $211    $212
  Gas                                34         71      75      67
  Common                             27         40      49      46
                                     --         --      --      --
 Total construction expenditures    158        340     335     325
 AFC                                  6         10      10      10
 Nuclear fuel (uranium purchases
  and processing charges)            15         50      45      44
 Deferred energy conservation
  expenditures                       15         34      25      27
 Retirement of long-term debt
  and redemption of preferred
  and preference stock              102        173     165     127
                                    ---        ---     ---     ---
 Total utility business             296        607     580     533
                                    ---        ---     ---     ---
Diversified Businesses:
- -----------------------
 Retirement of long-term debt        11         54     137     147
 Investment requirements             35        101      71      82
                                     --        ---      --      --
 Total diversified businesses        46        155     208     229
                                     --        ---     ---     ---
Total                              $342      $ 762    $788    $762
                                   ====      =====    ====    ====

BGE Utility Capital Requirements
- --------------------------------

       BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of the second of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant which was placed in service during June 1996 and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.

     During the twelve months ended June 30, 1996, the internal generation of cash from utility operations provided 107% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1996 through 1998, the Company expects to provide through utility operations 115% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

     Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depends upon market conditions and BGE's actual capital requirements. From January 1, 1996 through the date of this Report, BGE's issuances of long-term debt and common equity were $125 million and $1 million, respectively. During the same period, BGE redeemed, or announced the redemption of, $72 million principal amount of debt and $87 million par value of preferred and preference stock outstanding. All outstanding preferred stock was redeemed as described on page 6 under the heading "BGE Financing Activity".

     At the date of this Report, BGE's securities ratings are as follows:

                           Standard    Moody's
                           & Poors    Investors    Duff & Phelps
                         Rating Group  Service   Credit Rating Co.
                         ------------  -------   -----------------

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

     Historically, Constellation's energy projects have been in the United States. Over the last year, Constellation has pursued energy projects in Latin America. As of June 30, 1996, one of the Constellation Companies had invested about $17.5 million and committed another $6.4 million in power projects in Latin America. Constellation's future energy business expansion may include domestic and international projects.

Diversified Businesses Capital Requirements
- -------------------------------------------

Debt and Liquidity
- ------------------

     The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market on pages 23 and 24 under the heading "Diversified

Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $75 million revolving credit agreement of which $10 million was outstanding at the date of this Report.

Investment Requirements
- -----------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  Legal Proceedings
- --------------------------

Asbestos
- --------

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

     The second type are claims by one manufacturer - Pittsburgh Corning Corp. - against BGE and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs. BGE does not know the specific facts necessary for BGE to assess its potential liability for these type claims, such as the identity of BGE facilities containing asbestos manufactured by the manufacturer, the relationship (if any) of each of the individual plaintiffs to BGE, the settlement amounts for any individual plaintiffs who are shown to have had a relationship to BGE, and the dates on which/places at which the exposure allegedly occurred.

     Until the relevant facts for both type claims are determined, BGE is unable to estimate what its liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any ultimate awards in the actions, BGE's potential liability could be material.

Environmental Matters
- ---------------------

     The Company's potential environmental liabilities and pending environmental actions are listed in Item 1. Business Environmental Matters of the Form 10-K.

                     --------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     On April 23, 1996, BGE held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.   All of the Directors nominated by BGE were selected as follows:

                                       COMMON SHARES CAST:
                                       -------------------
                                  For        Against      Abstain
                                  ---        -------      -------
     H. Furlong Baldwin       117,922,276   1,666,403    1,920,304
     Beverly B. Byron         118,935,404     653,274    1,920,304
     J. Owen Cole             119,013,587     575,091    1,920,304
     Dan A. Colussy           119,269,742     318,937    1,920,304
     Edward A. Crooke         119,044,212     544,466    1,920,304
     James R. Curtiss         119,082,342     506,337    1,920,304
     Jerome W. Geckle         119,106,791     481,887    1,920,304
     Martin L. Grass          113,244,519   6,344,160    1,920,304
     Freeman A. Hrabowski     118,922,415     666,263    1,920,304
     Nancy Lampton            119,249,626     339,052    1,920,304
     George V. McGowan        118,931,006     657,672    1,920,304
     Christian H. Poindexter  118,527,115   1,061,563    1,920,304
     George L. Russell, Jr.   117,639,936   1,948,743    1,920,304
     Michael D. Sullivan      118,677,449     911,229    1,920,304

2. Coopers & Lybrand, L.L.P. was reelected as independent accountants, and with respect to holders of common stock, the number of affirmative votes cast were 119,603,070. The number of negative votes cast were 1,195,725, and the number of abstentions were 1,229,082.

3. The shareholder proposal requesting that the Board of Directors refrain from providing retirement benefits to non- employee directors, unless the benefits are submitted for shareholder approval, was defeated. With respect to holders of common stock, the number of affirmative votes cast for the proposal was 43,028,042, the number of negative votes cast for the proposal was 57,056,382 and the number of abstentions was 4,767,559.

                     --------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibit No. 2*           Registration Statement on Form S-4 of
                              Constellation Energy Corporation,
                              as amended, which became effective
                              February 9, 1996, Registration No
                              33-64799

     Exhibit No. 4            Supplemental Indenture between Baltimore
                              Gas and Electric Company and Bankers Trust
                              Company, as Trustee, dated as of
                              June 15, 1996.

     Exhibit No. 10(a)        Baltimore Gas and Electric Company
                              Nonqualified Deferred Compensation
                              Plan which became effective
                              June 1, 1996.

     Exhibit No. 10(b)        Grantor Trust Agreement dated as of
                              June 1, 1996 between Baltimore Gas and
                              Electric Company and T. Rowe Price
                              Trust Company.

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

     Exhibit No. 27           Financial Data Schedule.

*Incorporated by Reference.



(b)  Form 8-K                 None


                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                 ----------------------------------
                                            (Registrant)



Date  August 13, 1996                  /s/ C.W. Shivery
      ---------------                  ----------------

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

          4              Supplemental Indenture
                         between Baltimore Gas and Electric
                         Company and Bankers Trust Company, as
                         Trustee, dated as of June 15, 1996.

        10(a)            Baltimore Gas and Electric Company
                         Nonqualified Deferred Compensation Plan
                         which became effective June 1, 1996.

        10(b)            Grantor Trust Agreement dated as of
                         June 1, 1996 between Baltimore Gas and Electric Company and T. Rowe Price Trust Company.

         12              Computation of Ratio of
                         Earnings to Fixed Charges and
                         Computation of Ratio of Earnings to
                         Combined Fixed Charges and Preferred and
                         Preference Dividend Requirements.

         27              Financial Data Schedule.



   *Incorporated by Reference.