Form 10-Q
period 1996-09-30
BALTIMORE GAS & ELECTRIC CO
filed 1996-11-14
CIK 9466

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                                    ---------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For The Quarterly Period Ended September 30, 1996
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                   Maryland                   52-0280210
                   --------                   ----------
           (State of incorporation) (IRS Employer Identification No.)




             39 W. Lexington Street  Baltimore, Maryland  21201
             ----------------------  -------------------  -----
               (Address of principal executive offices) (Zip Code)



                                  410-783-5920
              (Registrant's telephone number, including area code)



                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X No


Common Stock, without par value - 147,567,114 shares outstanding on October 31, 1996.

                       BALTIMORE GAS AND ELECTRIC COMPANY


                          PART I. FINANCIAL INFORMATION
                          -----------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                             Quarter Ended                    Nine Months Ended
                                                                              September 30,                     September 30,
                                                                       ----------------------------    -----------------------------

                                                                           1996             1995           1996             1995
                                                                       ------------     -----------    ------------    -------------

                                                                                 (In Thousands, Except Per-Share Amounts)
Revenues
Electric ...........................................................    $   664,364     $   713,769     $ 1,736,587     $ 1,726,220
Gas ................................................................         62,874          49,477         375,653         270,229
Diversified businesses .............................................         98,722          85,535         306,756         212,638
                                                                        -----------     -----------     -----------     -----------

Total revenues .....................................................        825,960         848,781       2,418,996       2,209,087
                                                                        -----------     -----------     -----------     -----------

Expenses Other Than Interest and Income Taxes
Electric fuel and purchased energy .................................        134,241         155,085         415,561         435,667
Gas purchased for resale ...........................................         28,099          18,339         206,511         129,330
Operations .........................................................        131,447         135,056         393,812         401,184
Maintenance ........................................................         40,310          34,478         135,562         122,720
Diversified businesses - selling, general, and administrative ......         71,351          54,590         223,175         148,337
Depreciation and amortization ......................................         83,655          93,559         251,385         245,574
Taxes other than income taxes ......................................         61,190          57,930         167,372         157,389
                                                                        -----------     -----------     -----------     -----------

Total expenses other than interest and income taxes ................        550,293         549,037       1,793,378       1,640,201
                                                                        -----------     -----------     -----------     -----------

Income From Operations .............................................        275,667         299,744         625,618         568,886
                                                                        -----------     -----------     -----------     -----------

Other Income
Allowance for equity funds used during construction ................          1,007           2,026           4,979          12,227
Equity in earnings of Safe Harbor Water Power Corporation ..........          1,208           1,108           3,454           3,323
Net other income and deductions ....................................           (341)         (1,661)         (4,439)         (7,600)
                                                                        -----------     -----------     -----------     -----------

Total other income .................................................          1,874           1,473           3,994           7,950
                                                                        -----------     -----------     -----------     -----------

Income Before Interest and Income Taxes ............................        277,541         301,217         629,612         576,836
                                                                        -----------     -----------     -----------     -----------

Interest Expense
Interest charges ...................................................         55,966          55,436         161,737         165,746
Capitalized interest ...............................................         (4,523)         (3,509)        (11,091)        (10,676)
Allowance for borrowed funds used during construction ..............           (546)         (1,096)         (2,692)         (6,615)
                                                                        -----------     -----------     -----------     -----------

Net interest expense ...............................................         50,897          50,831         147,954         148,455
                                                                        -----------     -----------     -----------     -----------

Income Before Income Taxes .........................................        226,644         250,386         481,658         428,381
                                                                        -----------     -----------     -----------     -----------

Income Taxes
Current ............................................................         66,194          64,611         136,325          69,523
Deferred ...........................................................         15,883          24,470          39,256          79,865
Investment tax credit adjustments ..................................         (1,915)         (2,030)         (5,739)         (6,085)
                                                                        -----------     -----------     -----------     -----------

Total income taxes .................................................         80,162          87,051         169,842         143,303
                                                                        -----------     -----------     -----------     -----------

Net Income .........................................................        146,482         163,335         311,816         285,078

Preferred and Preference Stock Dividends ...........................          8,620          10,231          30,387          30,135
                                                                        -----------     -----------     -----------     -----------

Earnings Applicable to Common Stock ................................    $   137,862     $   153,104     $   281,429     $   254,943
                                                                        ===========     ===========     ===========     ===========


Average Shares of Common Stock Outstanding                                  147,565         147,527         147,540         147,527

Earnings Per Share of Common Stock                                            $0.93           $1.04           $1.91           $1.73

Dividends Declared Per Share of Common Stock                                  $0.40           $0.39           $1.19           $1.16


See Notes to Consolidated Financial Statements.

                           -----------------------------------------


CONSOLIDATED BALANCE SHEETS                                                                    September 30,            December 31,
                                                                                                    1996*                    1995
                                                                                                 ----------              -----------

                                                                                                           (In Thousands)
ASSETS
Current Assets
  Cash and cash equivalents ........................................................            $    42,244             $    23,443
  Accounts receivable (net of allowance for uncollectibles .........................                414,643                 400,005
        of $17,569 and $16,390 respectively)
  Fuel stocks ......................................................................                 78,093                  59,614
  Materials and supplies ...........................................................                143,182                 145,900
  Prepaid taxes other than income taxes ............................................                 92,498                  60,508
  Deferred income taxes ............................................................                  4,551                  36,831
  Trading securities ...............................................................                 66,838                  47,990
  Other ............................................................................                 15,897                  31,487
                                                                                                -----------             -----------

  Total current assets .............................................................                857,946                 805,778
                                                                                                -----------             -----------

Investments and Other Assets
  Real estate projects .............................................................                510,919                 479,344
  Power generation systems .........................................................                370,843                 358,629
  Financial investments ............................................................                198,062                 205,841
  Nuclear decommissioning trust fund ...............................................                107,845                  85,811
  Net pension asset ................................................................                 81,301                  60,077
  Safe Harbor Water Power Corporation ..............................................                 34,422                  34,327
  Senior living facilities .........................................................                 34,488                  16,045
  Other ............................................................................                 81,114                  71,894
                                                                                                -----------             -----------

  Total investments and other assets ...............................................              1,418,994               1,311,968
                                                                                                -----------             -----------

Utility Plant
  Plant in service
    Electric .......................................................................              6,463,998               6,360,624
    Gas ............................................................................                753,586                 692,693
    Common .........................................................................                523,713                 522,450
                                                                                                -----------             -----------

    Total plant in service .........................................................              7,741,297               7,575,767
  Accumulated depreciation .........................................................             (2,569,036)             (2,481,801)
                                                                                                -----------             -----------

  Net plant in service .............................................................              5,172,261               5,093,966
  Construction work in progress ....................................................                215,462                 247,296
  Nuclear fuel (net of amortization) ...............................................                145,280                 130,782
  Plant held for future use ........................................................                 25,737                  25,552
                                                                                                -----------             -----------

  Net utility plant ................................................................              5,558,740               5,497,596
                                                                                                -----------             -----------

Deferred Charges
  Regulatory assets (net) ..........................................................                616,989                 637,915
  Other deferred charges ...........................................................                 76,250                  63,406
                                                                                                -----------             -----------

  Total deferred charges ...........................................................                693,239                 701,321
                                                                                                -----------             -----------

TOTAL ASSETS .......................................................................            $ 8,528,919             $ 8,316,663
                                                                                                ===========             ===========



* Unaudited

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                     September 30,           December 31,
                                                                                                    1996*                    1995
                                                                                                 ----------               ----------

                                                                                                           (In Thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term borrowings ............................................................            $   389,160             $   279,305
  Current portions of long-term debt and preference stock ..........................                268,173                 146,969
  Accounts payable .................................................................                143,664                 177,092
  Customer deposits ................................................................                 28,324                  26,857
  Accrued taxes ....................................................................                 40,198                   8,244
  Accrued interest .................................................................                 52,045                  56,670
  Dividends declared ...............................................................                 67,379                  67,198
  Accrued vacation costs ...........................................................                 31,175                  33,403
  Other ............................................................................                 28,901                  39,417
                                                                                                -----------             -----------

  Total current liabilities ........................................................              1,049,019                 835,155
                                                                                                -----------             -----------

Deferred Credits and Other Liabilities
  Deferred income taxes ............................................................              1,312,473               1,311,530
  Pension and postemployment benefits ..............................................                161,773                 148,594
  Decommissioning of federal uranium enrichment facilities .........................                 43,694                  43,695
  Other ............................................................................                 63,905                  55,568
                                                                                                -----------             -----------

  Total deferred credits and other liabilities .....................................              1,581,845               1,559,387
                                                                                                -----------             -----------

Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ............................................              1,619,357               1,538,528
  Other long-term debt of BGE ......................................................                622,000                 649,500
  Long-term debt of Constellation Companies ........................................                570,041                 546,903
  Unamortized discount and premium .................................................                (14,431)                (15,708)
  Current portion of long-term debt ................................................               (173,673)               (120,969)
                                                                                                -----------             -----------

  Total long-term debt .............................................................              2,623,294               2,598,254
                                                                                                -----------             -----------

Preferred Stock ....................................................................                   --                    59,185
                                                                                                -----------             -----------

Redeemable Preference Stock ........................................................                240,500                 268,000
  Current portion of redeemable preference stock ...................................                (94,500)                (26,000)
                                                                                                -----------             -----------
  Total redeemable preference stock ................................................                146,000                 242,000
                                                                                                -----------             -----------

Preference Stock Not Subject to Mandatory Redemption ...............................                210,000                 210,000
                                                                                                -----------             -----------

Common Shareholders' Equity
  Common stock .....................................................................              1,426,746               1,425,805
  Retained earnings ................................................................              1,487,272               1,381,417
  Net unrealized gain on available-for-sale securities .............................                  4,743                   5,460
                                                                                                -----------             -----------

  Total common shareholders' equity ................................................              2,918,761               2,812,682
                                                                                                -----------             -----------

  Total capitalization .............................................................              5,898,055               5,922,121
                                                                                                -----------             -----------

TOTAL LIABILITIES AND CAPITALIZATION ...............................................            $ 8,528,919             $ 8,316,663
                                                                                                ===========             ===========



* Unaudited

See Notes to Consolidated Financial Statements.

                    -----------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                    Nine Months Ended September 30,
                                                                                                    --------------------------------
                                                                                                        1996                 1995
                                                                                                     ----------           ----------

                                                                                                             (In Thousands)
Cash Flows From Operating Activities
  Net income ...............................................................................          $ 311,816           $ 285,078
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization ..........................................................            288,491             288,698
    Deferred income taxes ..................................................................             39,256              79,865
    Investment tax credit adjustments ......................................................             (5,739)             (6,085)
    Deferred fuel costs ....................................................................             14,962              21,690
    Disallowance of replacement energy costs ...............................................              6,763                --
    Accrued pension and postemployment benefits ............................................            (11,277)            (10,540)
    Allowance for equity funds used during construction ....................................             (4,979)            (12,227)
    Equity in earnings of affiliates and joint ventures (net) ..............................            (42,130)            (14,854)
    Changes in current assets, other than sale of accounts receivable ......................            (61,729)            (57,784)
    Changes in current liabilities, other than short-term borrowings .......................            (16,853)            (38,415)
    Other ..................................................................................              8,907                (767)
                                                                                                      ---------           ---------

  Net cash provided by operating activities ................................................            527,488             534,659
                                                                                                      ---------           ---------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings (net) ............................................................             97,855             (49,900)
    Long-term debt .........................................................................            217,655              56,164
    Preference Stock .......................................................................               --                59,475
    Common stock ...........................................................................                798                 140
  Reacquisition of long-term debt ..........................................................           (140,046)            (67,002)
  Redemption of preferred and preference stock .............................................            (89,559)               --
  Common stock dividends paid ..............................................................           (174,082)           (169,656)
  Preferred and preference stock dividends paid ............................................            (28,697)            (29,856)
  Other ....................................................................................               (917)                325
                                                                                                      ---------           ---------

  Net cash used in financing activities ....................................................           (116,993)           (200,310)
                                                                                                      ---------           ---------

Cash Flows From Investing Activities
  Utility construction expenditures ........................................................           (258,846)           (262,533)
  Allowance for equity funds used during construction ......................................              4,979              12,227
  Nuclear fuel expenditures ................................................................            (45,695)            (45,434)
  Deferred energy conservation expenditures ................................................            (21,731)            (30,068)
  Contributions to nuclear decommissioning trust fund ......................................            (21,075)             (7,335)
  Purchases of marketable equity securities ................................................            (28,196)            (12,055)
  Sales of marketable equity securities ....................................................             32,152              40,856
  Other financial investments ..............................................................             10,390               7,941
  Real estate projects .....................................................................            (37,127)             (3,898)
  Power generation systems .................................................................            (11,341)            (29,949)
  Other ....................................................................................            (15,204)            (14,610)
                                                                                                      ---------           ---------

  Net cash used in investing activities ....................................................           (391,694)           (344,858)
                                                                                                      ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents .......................................             18,801             (10,509)
Cash and Cash Equivalents at Beginning of Period ...........................................             23,443              38,590
                                                                                                      ---------           ---------

Cash and Cash Equivalents at End of Period .................................................          $  42,244           $  28,081
                                                                                                      =========           =========

Other Cash Flow Information Cash paid during the period for:
    Interest (net of amounts capitalized) ..................................................          $ 151,456           $ 148,018
    Income taxes ...........................................................................          $  90,901           $  46,197




See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

BGE Financing Activity
----------------------

Long-Term Debt
--------------
     The following reflects issuances and redemptions of long-term debt that occurred or were announced during the period from January 1, 1996 through the date of this report:

                                                            Date         Net
          Issuance                           Principal     Issued      Proceeds
          --------                           ---------     ------      --------
First Refunding Mortgage Bonds
     Remarketed Floating Rate Series
     Due September 1, 2006                $125,000,000    6/24/96  $124,875,000

Medium-Term Notes, Series D
     6.68% Due October 11, 2001            $50,000,000   10/11/96   $49,750,000
     6.90% Due February 1, 2005            $20,000,000   10/23/96   $19,890,000
     6.46% Due November 5, 2001            $10,000,000    11/5/96   $ 9,950,000
     6.79% Due November 15, 2004           $20,000,000    11/5/96   $19,890,000
     6.70% Due December 1, 2006            $10,000,000   11/15/96   $ 9,940,000

     The $125,000,000 Remarketed Floating Rate Series Due September 1, 2006 Mortgage Bonds include a provision that allows the bondholders the option to tender their bonds back to BGE on an annual basis. BGE is required to repurchase and retire any bonds tendered that are not remarketed or purchased by the remarketing agent. In addition, BGE has the option to call the bonds annually at par on each remarketing date.

     On August 1, 1996, BGE redeemed $5,541,000 principal amount of the 7-1/8% Series Due January 1, 2002 and $418,000 from several other series of First Refunding Mortgage Bonds at various prices tendered in connection with the annual sinking fund required by BGE's mortgage. In addition, on August 29, 1996, BGE redeemed $11,420,000 principal amount of the 7-1/8% Series Due January 1, 2002 at par to complete the sinking fund for 1996.

     BGE may purchase First Refunding Mortgage Bonds of various series in open market transactions, from time to time in the future, depending upon market conditions and BGE's assessment of optimal capital structure, including the mix of secured and unsecured debt.

Preferred and Preference Stock
------------------------------
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

     In addition, BGE exercised its option to double-up the required sinking fund on certain series of Preference Stock. The total shares redeemed, including the optional redemptions, were as follows:

     Cumulative Preference Stock,                   Date        Price
        $100 Par Value                  Shares    Redeemed    Per Share
        --------------                  ------    --------    ---------
      8.625% 1990 Series                260,000     7/1/96       $100
      8.25% 1989 Series                 200,000    10/1/96       $100
      7.50% 1986 Series                  30,000    10/1/96       $100

Common Stock
------------
     During the period July 1, 1996 through the date of this Report, BGE issued a total of 140,000 shares of Common Stock, without par value, through its Common Stock Continuous Offering Program with net proceeds to BGE of approximately $3,987,000.

Diversified Business Financing Matters
--------------------------------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations-Diversified Businesses Capital Requirements for additional information about the debt of Constellation Holdings, Inc. and its subsidiaries.

Pending Merger with Potomac Electric Power Company
--------------------------------------------------
     BGE, Potomac Electric Power Company (PEPCO), and Constellation Energy Corporation (formerly named "RH Acquisition Corp.") (CEC), have entered into an Agreement and Plan of Merger, dated as of September 22, 1995 (the Merger Agreement). CEC was formed to accomplish the merger and its outstanding capital stock is owned 50% by BGE and 50% by PEPCO. The Merger Agreement provides for a strategic business combination that will be accomplished by merging both BGE and PEPCO into CEC (the Merger). The Merger, which was unanimously approved by the Boards of Directors of BGE and PEPCO and approved by the shareholders of both companies, is expected to close during 1997 after all other conditions to the consummation of the Merger, including obtaining applicable regulatory approvals (described below), are met or waived. In connection with the Merger, BGE common shareholders will receive one share of CEC common stock for each BGE share and PEPCO common shareholders will receive 0.997 of a share of CEC common stock for each PEPCO share.

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

     Federal Energy Regulatory Commission (FERC) - The merger has been set for hearing to explore the merged company's generation market power, including the appropriate geographic markets, and to consider appropriate remedies if the merged company is found to possess generation market power. Testimony of FERC staff included the suggestion that a significant portion of generation (approximately

     2400-3600  megawatts)  be  divested  or  transmission   capability  be
     upgraded or both due to the perceived market power of the merged company in both the wholesale and retail markets.

     Maryland Public Service Commission (PSC) - Hearings are in progress and testimony has been filed by all parties to the proceeding. Since the Report on Form 10-Q for the second quarter 1996 was filed, rebuttal and surrebuttal testimony has been filed. Office of People's Counsel (the advocates for residential customers) recommended that the PSC not approve the Merger until the Applicants demonstrate that Maryland customers will not be harmed by potential restrictions on competition due to the market power of the new company. If, however, the PSC decides to approve the Merger, People's Counsel continues to recommend rate decreases. Due to the use of a different test period, the amounts are somewhat different than reported in the second quarter Report on Form 10-Q. Based on a test period proposed by People's Counsel in recent testimony, they recommend a pre-merger rate reduction of approximately $108.3 million ($84.7 million to BGE customers and $23.6 million to PEPCO customers) with Merger savings being reflected in further reduced rates of approximately $65 million ($45 million to BGE customers and $20 million to PEPCO customers) contemporaneously with the date of the Merger. A number of other recommendations are also included in People's Counsel testimony. The Maryland Energy Administration (MEA) continues to recommend that the PSC adopt an alternative regulatory plan and also asks that rates be examined. PSC Staff testimony also utilizes the new test period. Based on the new test period PSC Staff recommends an immediate decrease of $63.6 million (BGE's rates reduced by $54.3 million and PEPCO's by $9.3 million) at the time of the Merger. PSC Staff's surrebuttal testimony also recommends that CEC be required to make a rate filing 15 months after the Merger becomes effective.

     District of Columbia Public Service Commission - Testimony was filed by the parties in September 1996. The D.C. Office of People's Counsel (the advocates for residential customers) opposes the Merger based on its contention that BGE and PEPCO have not proved that the Merger is in the public interest. Testimony of the D.C. People's Counsel also provides that should the Merger be approved, an immediate rate reduction of $44.2 million be imposed at the time of the Merger, followed by a 5-year moratorium on rate increases. Further, testimony of D.C. People's Counsel advocates divestiture of all nonutility affiliate companies, exclusion of BGE's Calvert Cliffs Nuclear Plant from production plant assigned to D.C., and a 5-year $23.37 million per year economic development program. GSA, a major D.C. customer, requests that any approval should be coupled with an imposition of retail competition access for ratepayers such as GSA, a 25-year amortization of costs to achieve the Merger, and elimination of Calvert Cliffs from the generating mix. In addition to these matters, D.C. People's Counsel, an intervenor, Washington Gas Light Company, and the D.C. Corporation Counsel have questioned the interpretation by BGE and PEPCO that a D.C. statute known as the Antimerger Law is inapplicable to this transaction. Should such statute be deemed to be applicable, authorization of the Merger by Congress would be required. Allegations also were made that BGE and PEPCO should have received Congressional approval for their owning 50% of the shell company, CEC, prior to consummation of the Merger.

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

     The Merger Agreement provides that, upon consummation of the Merger, the CEC Board of Directors will consist of 16 persons - 9 designated by BGE and 7 designated by PEPCO. However, disclosure in the Registration Statement on Form S-4 stated the number of Directors might be reconsidered because of a District of Columbia public utility law. That law, which precluded utilities serving the District of Columbia from having more than 15 directors, was recently amended. As a result, at the effective time of the Merger CEC will have 16 Directors as specified in the Merger Agreement.

Environmental Matters
---------------------
     The Clean Air Act of 1990 (the Act) contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations. Title IV contains provisions for compliance in two separate phases. Phase I of Title IV became effective January 1, 1995, and Phase II of Title IV must be implemented by

2000. BGE met the requirements of Phase I by installing flue gas desulfurization systems and fuel switching and through unit retirements. BGE is currently examining what actions will be required in order to comply with Phase II of the Act. However, BGE anticipates that compliance will be attained by some combination of fuel switching, flue gas desulfurization, unit retirements, or allowance trading.

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

     Also, BGE is coordinating investigation of several former gas manufacturing plant sites, including exploration of corrective action options to remove tar. However, no formal legal proceedings have been instituted against BGE. The technology for cleaning up such sites is still developing, and remedies for these sites are being determined. BGE has recognized estimated environmental costs at these sites which are considered probable totaling $50 million in nominal dollars. These costs, net of accumulated amortization, have been deferred as a regulatory asset (see Note 5 of the Form 10-K for the year ended December 31, 1995). Accounting rules also require BGE to disclose additional costs deemed by BGE to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of recent studies at these sites, it is reasonably possible that these additional costs could exceed the amount recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

Nuclear Insurance
-----------------
     An accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant could have a substantial adverse effect on BGE. The primary contingencies resulting from an incident at the Calvert Cliffs plant would involve the physical damage to the plant, the recoverability of replacement power costs, and BGE's liability to third parties for property damage and bodily injury. BGE maintains various insurance policies for these contingencies. The costs that could result from a major accident or an extended outage at either of the Calvert Cliffs units could exceed the coverage limits.

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

     For physical damage to Calvert Cliffs, BGE has $2.75 billion of property insurance from industry mutual insurance companies. If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, BGE has up to $473.2 million per unit of insurance, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutuals, BGE and all policyholders could be assessed, with BGE's share being up to $43.6 million.

Recoverability of Electric Fuel Costs
-------------------------------------
     By statute, actual electric fuel costs are recoverable so long as the Maryland Public Service Commission (PSC) finds that BGE demonstrates that, among other things, it has maintained the productive capacity of its generating plants at a reasonable level. The PSC and Maryland's highest appellate court have interpreted this as permitting a subjective evaluation of each unplanned outage at BGE's generating plants to determine whether or not BGE had implemented all reasonable and cost-effective maintenance and operating control procedures appropriate for preventing the outage. Effective January 1, 1987, the PSC authorized the establishment of a Generating Unit Performance Program (GUPP) to measure, annually, utility compliance with maintaining the productive capacity of generating plants at reasonable levels by establishing a system-wide generating performance target and individual performance targets for each base load generating unit. In fuel rate hearings, actual generating performance after adjustment for planned outages will be compared to the system-wide target and, if met, should signify that BGE has complied with the requirements of Maryland law. Failure to meet the system-wide target will result in review of each unit's adjusted actual generating performance versus its performance target in determining compliance with the law and the basis for possibly imposing a penalty on BGE. Parties to fuel rate hearings may still question the prudence of BGE's actions or inactions with respect to any given generating plant outage, which could result in the disallowance of replacement energy costs by the PSC.

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

     The PSC noted in the Order that its review and findings on these issues pertain to the reasonableness of BGE's test-year operations and maintenance expenses for purposes of setting base rates and not to the responsibility for replacement power costs associated with the outages at Calvert Cliffs. The PSC stated that its decision in the base rate case will have no res judicata (binding) effect in the fuel rate proceeding examining the 1989- 1991 outages. The work characterized as avoidable significantly increased the duration of the Unit 1 outage. Despite the PSC's statement regarding no binding effect, BGE recognizes that the views expressed by the PSC make the full recovery of all of the replacement energy costs associated with the Unit 1 outage doubtful. Therefore, in December 1990, BGE recorded a provision of $35 million against the possible disallowance of such costs. BGE cannot determine whether replacement energy costs may be disallowed in the present fuel rate proceeding in excess of the provision, but such amounts could be material. Hearings in this proceeding took place in August 1996, but an initial decision is not expected until some time in 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

     The financial condition and results of operations of Baltimore Gas and Electric Company (BGE) and Subsidiaries (collectively, the Company) are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements sections of this Report. Factors significantly affecting results of operations, liquidity, and capital resources are discussed below.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE CORRESPONDING PERIODS OF 1995:

Earnings per Share of Common Stock
----------------------------------
      Consolidated earnings per share for the quarter and nine months ended September 30, 1996 were $.93 and $1.91, respectively, which represent a decrease of $.11 and an increase of $.18 compared to the earnings for the corresponding periods of 1995, respectively. These changes in earnings per share reflect the levels of earnings applicable to common stock for those periods. The earnings per share are summarized as follows:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                  ------------    ------------
                                  1996   1995     1996    1995
                                  ----   ----     ----    ----
Utility operations                $.86   $ .96   $1.70   $1.59
Diversified businesses             .07     .08     .21     .14
                                   ---     ---     ---     ---
Total                             $.93   $1.04   $1.91   $1.73
                                  ====   =====   =====   =====

Earnings Applicable to Common Stock
-----------------------------------
      Earnings applicable to common stock decreased $15.2 million during the quarter and increased $26.5 million during the nine months ended September 30, 1996. These changes reflect the levels of earnings for those periods from both utility operations and diversified businesses.

      Earnings from utility operations decreased during the quarter ended September 30, 1996 as compared to the corresponding period last year primarily due to lower electric system sales resulting from the milder summer weather in 1996, offset partially by lower depreciation and amortization expenses. Earnings from utility operations increased during the nine months ended September 30, 1996 primarily due to higher electric and gas system sales resulting from the colder winter weather and an increased number of customers in 1996. This was offset partially by lower electric system sales in the third quarter, higher expenses other than interest and income taxes, and a decrease in the allowance for funds used during construction. The effect of weather on utility sales is discussed below under the heading "Effect of Weather on Utility Sales."

     The following factors influence BGE's utility operations earnings: regulation by the Maryland Public Service Commission (PSC), the effect of weather and economic conditions on sales, and competition in the generation and sale of electricity. The gas base rate increase authorized by the PSC in November 1995 favorably affected utility earnings during the quarter and nine months ended September 30, 1996. The electric fuel rate cases now pending before the PSC discussed in the Notes to Consolidated Financial Statements under the heading "Recoverability of Electric Fuel Costs" could also affect future years' earnings.

     Future competition may also affect earnings in ways that are not possible to predict (see the discussion of "Response to Regulatory Change" in the Form 10-K).

     Earnings from diversified businesses, which primarily represent the operations of Constellation Holdings, Inc. and Subsidiaries (collectively, the Constellation Companies), BGE Home Products & Services, Inc. and Subsidiary (HP&S), BGE Energy Projects & Services, Inc. and Subsidiaries (EP&S) and BNG, Inc., decreased during the quarter and increased during the nine months ended September 30, 1996 compared to the corresponding periods of 1995. These changes are discussed under the heading "Diversified Businesses Earnings."

Effect of Weather on Utility Sales
----------------------------------
      Weather conditions affect BGE's utility sales. BGE measures weather conditions using degree days. A degree day is the difference between the average daily actual temperature and the baseline temperature of 65 degrees. Colder weather during the winter, as measured by greater heating degree days, results in greater demand for electricity and gas to operate heating systems. Conversely, warmer weather during the winter, measured by fewer heating degree days, results in less demand for electricity and gas to operate heating systems. Hotter weather during the summer, measured by more cooling degree days, results in greater demand for electricity to operate cooling systems. Conversely, cooler weather during the summer, measured by fewer cooling degree days, results in less demand for electricity to operate cooling systems. The degree-days chart below presents information regarding heating and cooling degree days for the quarter and nine months ended September 30, 1996 and 1995.

                                 Quarter Ended Nine Months Ended
                                  September 30    September 30
                                  ------------    ------------
                                  1996   1995     1996    1995
                                  ----   ----     ----    ----
Heating degree days               102     53     3,324   2,772
Percent change compared
    to prior period                  92.5%            19.9%

Cooling degree days               491    746      770      997
Percent change compared
    to prior period                 (34.2)%          (22.8)%

BGE Utility Revenues and Sales
------------------------------
      Electric revenues changed for the quarter and nine months ended September 30, 1996 because of the following factors:

                                 Quarter Ended Nine Months Ended
                                  September 30    September 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
                                         (In millions)
System sales volumes                $(37.6)          $12.1
Base rates                             8.5            17.7
Fuel rates                            (9.1)           (9.9)
                                      ----            ----
Revenues from system sales           (38.2)           19.9
Interchange and other sales          (11.7)          (10.0)
Other revenues                         0.5             0.5
                                       ---             ---
Total                               $(49.4)          $10.4
                                    ======           =====

     Electric system sales represent volumes sold to customers within BGE's service territory at rates determined by the PSC. These amounts exclude interchange sales and sales to other utilities, which are discussed separately. Following is a comparison of the changes in electric system sales volumes:

                                 Quarter Ended Nine Months Ended
                                  September 30    September 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
Residential                          (10.3)%           4.4%
Commercial                            (3.4)            0.2
Industrial                            (0.4)            1.9
Total                                 (5.7)            2.1

     Sales to residential, commercial, and industrial customers decreased during the quarter ended September 30, 1996 compared to the same period last year due primarily to milder summer weather, offset partially by greater usage per customer and by increases in the number of customers. Sales to residential, commercial, and industrial customers increased during the nine months ended September 30, 1996 compared to the same period last year due to colder winter weather, greater usage per customer, and an increase in the number of customers, offset partially by milder summer weather.

     Base rates are affected by two principal items: rate orders by the PSC and recovery of eligible electric conservation program costs through the energy conservation surcharge. Base rates increased for the quarter and nine months ended September 30, 1996 compared to last year due to recovery of a higher level of eligible electric conservation program costs.

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

     Changes in fuel rate revenues result from the operation of the electric fuel rate formula. The fuel rate formula is designed to recover the actual cost of fuel, net of revenues from interchange sales and sales to other utilities (See Notes 1 and 12 of the Form 10-K). Changes in fuel rate revenues and interchange and other sales normally do not affect earnings. However, if the PSC were to disallow recovery of any part of these costs, earnings would be reduced as discussed in Note 12 of the Form 10-K.

     Fuel rate revenues were lower for the quarter ended September 30, 1996 as compared to the same period in 1995 as a result of a lower fuel rate and lower electric system sales volumes. Fuel rate revenues were lower for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of a lower fuel rate, offset partially by higher electric system sales volumes primarily during the first quarter of 1996. The fuel rate was lower for the quarter and nine months ended September 30, 1996 as compared to the same periods last year because of a less costly twenty-four month generation mix at the Company's generating plants. BGE expects electric fuel rate revenues to remain relatively constant through the remainder of 1996.

     Interchange and other sales represent sales of BGE's energy to the Pennsylvania - New Jersey - Maryland Interconnection (PJM), a regional power pool of eight member companies including BGE, and sales to other parties. These sales occur after BGE has satisfied the demand for its own system sales of electricity. Interchange and other sales decreased for the quarter and nine months ended September 30, 1996 compared to the same periods last year because of lower generation from the Calvert Cliffs Nuclear Power Plant, offset partially by a higher price per megawatt of electricity sold.

     Gas revenues changed for the quarter and nine months ended September 30, 1996 because of the following factors:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
                                         (In millions)
Sales volumes                         $0.1            $ 9.2
Base rates                             3.7             16.6
Gas cost adjustment revenues           1.8             57.4
                                       ---             ----
Revenues from system sales             5.6             83.2
Off-system Sales                       8.0             21.3
Other revenues                        (0.2)             0.9
                                      ----              ---
Total                                $13.4           $105.4
                                     =====           ======

     Below is a comparison of the changes in gas sales volumes:

                                 Quarter Ended  Nine Months Ended
                                  September 30    September 30
                                 1996 vs. 1995   1996 vs. 1995
                                 -------------   -------------
Residential                           6.5%            15.9%
Commercial                           (6.8)             4.0
Industrial                            2.0             (3.6)
Total                                 0.8              5.1

     Gas sales to residential customers increased during the quarter ended September 30, 1996 as compared to the same period last year due to greater usage per customer and an increase in the number of customers. Sales to commercial customers decreased compared to last year due primarily to decreased usage per customer, offset partially by an increase in the number of customers. Sales to industrial customers increased compared to last year due to increased usage per customer which more than offset decreased usage by Bethlehem Steel.

     Gas sales to residential customers increased during the nine months ended September 30, 1996 as compared to the same period last year primarily due to colder winter and early spring weather, an increase in the number of customers, and an increase in usage per customer. Sales to commercial customers also increased compared to last year due to colder winter weather and an increase in the number of customers, but this was offset partially by lower usage per customer. Sales to industrial customers decreased compared to last year due to decreased usage by Bethlehem Steel and a greater number of interruptions caused by the colder winter weather this year, offset partially by increased usage by other industrial customers and by an increase in the number of customers.

     Base rates increased during the quarter and nine months ended September 30, 1996 compared to the same period last year primarily as a result of the PSC's November 1995 rate order, which increased annual base rate revenues by $19.3 million, including $2.4 million to recover higher depreciation expense.

     Changes in gas cost adjustment revenues result primarily from the operation of the purchased gas adjustment clause, commodity charge adjustment clause, and the actual cost adjustment clause which are designed to recover actual gas costs. (See Note 1 of the Form 10-K.) Changes in gas cost adjustment revenues normally do not affect earnings. Gas cost adjustment revenues increased for the quarter and nine months ended September 30, 1996 because of higher prices for purchased gas. Gas cost adjustment revenues also increased for the nine months ended September 30, 1996 because of higher sales volumes subject to gas cost adjustment clauses. Delivery service sales volumes are not subject to gas cost adjustment clauses because these customers purchase their gas directly from third parties.

     Off-system gas sales volumes represent direct sales to end users of natural gas outside BGE's service territory and are not subject to gas cost adjustment clauses. BGE began sales of off- system gas during the first quarter of 1996. Pursuant to a sharing arrangement approved by the PSC, the gross margin earned on these sales reduces gas cost adjustment charges to customers and increases income available to common shareholders.

BGE Utility Fuel and Energy Expenses
------------------------------------
     Electric fuel and purchased energy expenses were as follows:

                              Quarter Ended      Nine Months Ended
                               September 30         September 30
                               ------------         ------------
                               1996     1995       1996     1995
                               ----     ----       ----     ----
                                         (In millions)

Actual costs                   $140.4  $156.7     $419.6   $420.2
Net (deferral) recovery
  of costs under electric
  fuel rate clause (see
  Note 1 of the Form 10-K)      (6.2)   (1.6)       (10.8)   15.5
Disallowed deferred fuel costs   0.0     0.0          6.8     0.0
                                 ---     ---          ---     ---
Total                         $134.2  $155.1       $415.6  $435.7
                              ======  ======       ======  ======

     Total electric fuel and purchased energy expenses decreased during the quarter ended September 30, 1996 as a result lower actual costs and the operation of the electric fuel rate clause. Total electric fuel and purchased energy expenses decreased during the nine months ended September 30, 1996 as a result of slightly lower actual costs and the operation of the electric fuel rate clause, offset partially by the write-off of previously deferred fuel costs which were disallowed by the PSC in a May 1996 Order.

     Actual electric fuel and purchased energy costs decreased for the quarter ended September 30, 1996 compared to the same period last year as a result of a lower net output of electricity and lower purchased energy costs. Actual electric fuel and purchased energy costs were essentially unchanged for the nine months ended September 30, 1996 compared to the same period last year.

     Purchased gas expenses were as follows:

                                 Quarter Ended   Nine Months Ended
                                  September 30      September 30
                                  ------------      ------------
                                  1996   1995        1996   1995
                                  ----   ----        ----   ----
                                         (In millions)

Actual costs                     $28.6  $ 16.9     $203.8 $135.6
Net (deferral) recovery
  of costs under purchased gas
  adjustment clause (see
  Note 1 of the Form 10-K)         (.5)    1.4        2.7   (6.3)
                                   ---     ---        ---   ----
Total                            $28.1  $ 18.3     $206.5 $129.3
                                 =====  ======     ====== ======

     Total purchased gas expenses increased for the quarter and nine months ended September 30, 1996 compared to last year due to an increase in actual gas costs. Total purchased gas expenses also increased for the nine months ended September 30, 1996 due to the operation of the purchased gas adjustment clause. Actual gas costs increased for the quarter and nine months ended September 30, 1996 due to higher gas prices compared to last year and the purchase of gas for off-system sales which began in 1996. Actual gas costs also increased for the nine months ended September 30, 1996 due to higher sales volumes. Purchased gas costs exclude gas purchased by delivery service customers, including Bethlehem Steel, who obtain gas directly from third parties.

Other Operating Expenses
------------------------
     Operations and maintenance expense increased $2.2 million and $5.5 million, respectively, during the quarter and nine months ended September 30, 1996 compared to the same periods last year, primarily due to higher nuclear outage maintenance costs. Operations and maintenance expense also increased during the nine months ended September 30, 1996 compared to the same period last year due to increased labor costs.

     Depreciation and amortization expense decreased $9.9 million during the quarter ended September 30, 1996 compared to the same period last year because depreciation and amortization expense during the third quarter of 1995 reflected a $14.2 million write-off of certain Perryman costs. Depreciation and amortization expense increased $5.8 million during the nine months ended September 30, 1996 compared to the same period last year because of a higher level of depreciable plant in service and higher amortization of deferred energy conservation surcharge expenditures, offset partially by the write-off mentioned above.

     Taxes other than income taxes increased $3.3 million and $10.0 million, respectively, during the quarter and nine months ended September 30, 1996 due to an increase in property taxes resulting from plant additions during 1995 and higher payroll taxes due to greater incentive-based payouts and a 3% general wage increase granted March 1, 1996. Taxes other than income taxes also increased during the nine months ended September 30, 1996 due to higher gross receipts taxes as a result of increased revenues.

Other Income and Expenses
-------------------------
     The Allowance for Funds Used During Construction (AFC) decreased $1.6 million and $11.2 million, respectively, for the quarter and nine months ended September 30, 1996 due primarily to a significant reduction in construction work in progress and a lower gas AFC rate. The reduction in construction work in progress resulted from both a lower level of new construction activity and the placement of several projects in service during the past year.

     Interest charges were essentially unchanged for the quarter ended September 30, 1996. Interest charges decreased $4.0 million for the nine months ended September 30, 1996 due primarily to the maturity of long-term debt as well as lower interest rates compared to last year, offset partially by a higher overall level of debt outstanding.

     Income tax expense decreased $6.9 million for the quarter ended September 30, 1996 and increased $26.5 million for the nine months ended September 30, 1996 due primarily to changes in the level of taxable income from utility operations and diversified businesses during those periods.

Diversified Businesses Earnings
-------------------------------
     Earnings per share from diversified businesses were as follows:

                                  Quarter Ended  Nine Months Ended
                                   September 30     September 30
                                   ------------     ------------
                                   1996    1995     1996    1995
                                   ----    ----     ----    ----
Constellation Holdings, Inc.
 Power generation systems          $.03    $.07     $.14    $.11
 Financial investments              .04     .02      .08     .06
 Real estate development and
  senior living facilities         (.01)   (.01)    (.02)   (.02)
 Other                              .00     .00     (.01)   (.01)
                                    ---     ---     ----    ----
Total Constellation Holdings, Inc.  .06     .08      .19     .14
Other Subsidiaries.                 .01     .00      .02     .00
                                    ---     ---      ---     ---
Total diversified businesses       $.07    $.08     $.21    $.14
                                   ====    ====     ====    ====

     The Constellation Companies' power generation systems business includes the development, ownership, management, and operation of wholesale power generating projects in which the Constellation Companies hold ownership interests, as well as the provision of services to power generation projects under operation and maintenance contracts. Power generation systems earnings decreased for the quarter ended September 30, 1996 due primarily to the $6.2 million after-tax write-off of an investment in a solar power project in which the Constellation Companies have a minority ownership interest and which is being restructured pursuant to negotiation with the lender. Power generation systems earnings increased for the nine months ended September 30, 1996 due primarily to higher equity earnings from the Constellation Companies' energy projects and a $14.6 million after-tax gain on the sale by a Constellation partnership of a power purchase agreement with Jersey Central Power & Light back to that utility. These increases were partially offset by the $7.0 million after-tax write-off of the investment in two geothermal wholesale power generating plants, discussed below in connection with the Interim Standard Offer No. 4 power purchase agreements, the $3.0 million after-tax write-off of development costs of a proposed coal-fired power project that will not be built, and the $6.2 million after-tax write-off of the solar power project investment mentioned above.

     The Constellation Companies' investment in wholesale power generating projects includes $216 million representing ownership interests in 16 projects, including the two geothermal projects which were written-off as discussed below, that sell electricity in California under Interim Standard Offer No. 4 (SO4) power purchase agreements. Under these agreements, the projects supply electricity to purchasing utilities at a fixed rate for the first ten years of the agreements and thereafter at fixed capacity payments plus variable energy rates based on the utilities' avoided cost for the remaining term of the agreements. Avoided cost generally represents a utility's next lowest cost generation to service the demands on its system. These power generation projects are scheduled to convert to supplying electricity at avoided cost rates in various years beginning in 1996 through the end of 2000. As a result of declines in purchasing utilities' avoided costs subsequent to the inception of these agreements, revenues at these projects based on current avoided cost levels would be substantially lower than revenues presently being realized under the fixed price terms of the agreements. At current avoided cost levels, the Constellation Companies could experience reduced earnings or incur losses associated with these projects, which could be significant. While nine projects (including the two geothermal projects that have been written-off) transition from fixed to variable energy rates in the 1996 through 1998 timeframe, revenues from the other projects having SO4 contracts are expected to continue to increase during this period tending to offset revenue declines on the nine projects. Six of the seven largest revenue producing projects will not make the transition to variable energy rates until the 1999-2000 timeframe such that any material reductions in revenues would not be anticipated until the years 2000 and 2001.

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

     Earnings from the Constellation Companies' portfolio of financial investments include capital gains and losses, dividends, income from financial limited partnerships, and income from financial guaranty insurance companies. Financial investment earnings were higher for the quarter and nine months ended September 30, 1996 because of higher earnings realized from various financial limited partnerships.

     The Constellation Companies' real estate development business includes land under development; office buildings; retail projects; commercial projects; an entertainment, dining and retail complex in Orlando, Florida; a mixed-use planned-unit- development; and senior living facilities. The majority of these projects are in the Baltimore-Washington corridor. They have been affected adversely by the oversupply of and limited demand for land and office space due to modest economic growth and corporate downsizings. Earnings from real estate development and senior living facilities for the quarter and nine months ended September 30, 1996 are essentially unchanged from the prior year.

     The Constellation Companies' continued investment in real estate projects is a function of market demand, interest rates, credit availability, and the strength of the economy in general. The Constellation Companies' Management believes until the economy reflects sustained growth that results in a demand for new development, real estate values will not improve significantly. If the Constellation Companies were to sell their real estate projects in the current depressed market, losses would occur in amounts difficult to determine. Depending upon market conditions, future sales could also result in losses.

     The Constellation Companies' real estate portfolio has experienced continuing carrying costs and depreciation. Additionally, the Constellation Companies have been expensing rather than capitalizing interest on certain undeveloped land for which substantially all development activities have been suspended. These factors have affected earnings negatively and are expected to continue to do so until the levels of undeveloped land are reduced. Cash flow from real estate operations has been insufficient to cover the debt service requirements of certain of these projects. Resulting cash shortfalls have been satisfied through cash infusions from Constellation Holdings, Inc., which obtained the funds through a combination of cash flow generated by other Constellation Companies and its corporate borrowings. Applicable accounting rules would require a write-down of a real estate project to market value if one of two situations occur. The first is if the Constellation Companies change their intent about any project from an intent to hold to an intent to sell and the market value of the project is below the book value. The second is if the expected future cash flows from the project are less than the investment in the project. Currently, the Constellation Companies are reevaluating their real estate strategy in the context of competing financial demands, changes in the utility industry, and the proposed merger with PEPCO.

     The earnings of other subsidiaries, which include HP&S, EP&S, and BNG, Inc., increased slightly during the quarter and nine months ended September 30, 1996 compared to the same periods last year, due primarily to improved operating results from HP&S.

Environmental Matters
---------------------
     The Company is subject to increasingly stringent federal, state, and local laws and regulations relating to improving or maintaining the quality of the environment. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites, including Environmental Protection Agency Superfund sites. Details regarding these matters, including financial information, are presented in the Notes to Consolidated Financial Statements under the heading "Environmental Matters".

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------
     For the twelve months ended September 30, 1996, the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred and preference dividend requirements were 3.50 and 2.72, respectively.

Capital Requirements
--------------------
     The Company's capital requirements reflect the capital-intensive nature of the utility business. Actual capital requirements for the nine months ended September 30, 1996, along with estimated annual amounts for the years 1996 through 1998, are reflected below.

                           Nine Months Ended
                              September 30  Calendar Year Estimate
                                  1996       1996    1997    1998
                                  ----       ----    ----    ----
                                          (In millions)
Utility Business:
-----------------
 Construction expenditures (excluding AFC)
  Electric                         $153     $218    $214     $212
  Gas                                57       73      73       69
  Common                             41       49      48       44
                                     --       --      --       --
 Total construction expenditures    251      340     335      325
 AFC                                  8        9      10       10
 Nuclear fuel (uranium purchases
  and processing charges)            46       49      45       44
 Deferred energy conservation
   expenditures                      22       34      25       19
 Retirement of long-term debt
  and redemption of
  preferred and preference stock    161     184      165      117
                                    ---     ---      ---      ---
 Total utility business             488      616     580      515
                                    ---      ---     ---      ---
Diversified Businesses:
-----------------------
 Retirement of long-term debt        47       51     131      183
 Investment requirements             48       83      71       82
                                     --       --      --       --
 Total diversified businesses        95      134     202      265
                                     --      ---     ---      ---
Total                              $583     $750    $782     $780
                                   ====     ====    ====     ====

BGE Utility Capital Requirements
--------------------------------
     BGE utility capital requirements do not reflect costs to achieve the pending merger with PEPCO which are discussed in the Notes to Consolidated Financial Statements under the heading "Pending Merger With Potomac Electric Power Company."

     BGE's construction program is subject to continuous review and modification, and actual expenditures may vary from the estimates above. Electric construction expenditures include the installation of the second of two 5,000 kilowatt diesel generators at Calvert Cliffs Nuclear Power Plant, which was placed in service during June 1996, and improvements in BGE's existing generating plants and its transmission and distribution facilities. Future electric construction expenditures do not include additional generating units.

     During the twelve months ended September 30, 1996, the internal generation of cash from utility operations provided 97% of the funds required for BGE's capital requirements exclusive of retirements and redemptions of debt and preference stock. During the three-year period 1996 through 1998, the Company expects to provide through utility operations 115% of the funds required for BGE's capital requirements, exclusive of retirements and redemptions.

     Utility capital requirements not met through the internal generation of cash are met through the issuance of debt and equity securities. The amount and timing of issuances and redemptions depend upon market conditions and BGE's actual capital requirements. From January 1, 1996 through the date of this Report, BGE's issuances of long-term debt and common equity were $235 million and $4 million, respectively. During the same period, $72 million principal amount of debt and $110 million par value of preferred and preference stock either matured or were redeemed by BGE. All outstanding preferred stock was redeemed as described in the Notes to Consolidated Financial Statements under the heading "BGE Financing Activity."

     At the date of this Report, BGE's securities ratings are as follows:

                           Standard    Moody's
                           & Poors    Investors    Duff & Phelps
                         Rating Group  Service   Credit Rating Co.
                         ------------  -------   -----------------
Senior Secured Debt           A+          A1            AA-
(First Mortgage Bonds)
Unsecured Debt                A           A2             A+
Preference Stock              A          "a2"            A

     The Constellation Companies' capital requirements are discussed below under the heading "Diversified Businesses Capital Requirements-Debt and Liquidity." The Constellation Companies are exploring expansion of their energy, real estate service, and senior living facility businesses. Expansion may be achieved in a variety of ways, including without limitation increased investment activity and acquisitions. The Constellation Companies plan to meet their capital requirements with a combination of debt and internal generation of cash from their operations. Additionally, from time to time, BGE may make loans to Constellation Holdings, Inc., or contribute equity to enhance the capital structure of Constellation Holdings, Inc.

     Historically, Constellation's energy projects have been in the United States. Over the last year, Constellation has pursued energy projects in Latin America. As of September 30, 1996, one of the Constellation Companies had invested about $17.5 million and committed another $6.0 million in power projects in Latin America. Constellation's future energy business expansion may include domestic and international projects.

Diversified Businesses Capital Requirements
-------------------------------------------

Debt and Liquidity
------------------
     The Constellation Companies intend to meet capital requirements by refinancing debt as it comes due and through internally generated cash. These internal sources include cash that may be generated from operations, sale of assets, and cash generated by tax benefits earned by the Constellation Companies. In the event the Constellation Companies can obtain reasonable value for real estate properties, additional cash may become available through the sale of projects (for additional information see the discussion of the real estate business and market under the heading "Diversified Businesses Earnings"). The ability of the Constellation Companies to sell or liquidate assets described above will depend on market conditions, and no assurances can be given that such sales or liquidations can be made. Also, to provide additional liquidity to meet interim financial needs, CHI has a $75 million revolving credit agreement of which $52 million was outstanding at the date of this Report.

Investment Requirements
-----------------------
      The investment requirements of the Constellation Companies include its portion of equity funding to committed projects under development, as well as net loans made to project partnerships. Investment requirements for the years 1996 through 1998 reflect the Constellation Companies' estimate of funding for ongoing and anticipated projects and are subject to continuous review and modification. Actual investment requirements may vary significantly from the estimates in the table under the heading "Capital Requirements" because of the type and number of projects selected for development, the impact of market conditions on those projects, the ability to obtain financing, and the availability of internally generated cash. The Constellation Companies have met their investment requirements in the past through the internal generation of cash and through borrowings from institutional lenders.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  Legal Proceedings
--------------------------

Asbestos
--------
     Since 1993, BGE has been served in several actions concerning asbestos. The actions are collectively titled In re Baltimore City Personal Injuries Asbestos Cases in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

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

Environmental Matters
---------------------
     The Company's potential environmental liabilities and pending environmental actions are listed in Item 1. Business-Environmental Matters of the Form 10-K. During the third quarter of 1996, an additional environmental action was instituted.

     In September, 1996, BGE received an information request from the U.S. Environmental Protection Agency concerning the Drumco Drum Dump Site, located in the Curtis Bay area of Maryland. This site was the subject of an emergency drum removal action in 1991, due to a concern about hazardous substances leaking from drums and posing a threat to human health and the environment. According to EPA documents, approximately $2 million dollars was spent on the drum removal action. To our knowledge, no long-term remediation is planned for this site. In addition, we understand that EPA has sent information requests to approximately 17 other parties. BGE's records indicate that it sold empty drums to Drumco, Inc. from approximately 1983-1990. BGE is currently reviewing all relevant documents and interviewing employees involved in selling the drums to Drumco. BGE's potential liability cannot be estimated at this time. However we believe that any liability is not likely to be material based on BGE's records showing that only empty storage drums were sold to Drumco, Inc.

                     --------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit No. 2*       Registration Statement on Form S-4
                               of       Constellation      Energy
                               Corporation,  as  amended,   which
                               became  effective     February  9,
                               1996, Registration No. 33-64799.

          Exhibit No. 3        Articles of Restatement, dated  as
                               of August 16, 1996, to the Charter
                               of   Baltimore  Gas  and  Electric
                               Company.

          Exhibit No. 10(a)    Baltimore Gas and Electric Company
                               Executive   Benefits   Plan,    as
                               amended and restated.

          Exhibit No. 10(b)    Baltimore Gas and Electric Company
                               Manager  Benefits Plan, as amended
                               and restated.

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

                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                              ----------------------------------
                                                        (Registrant)


Date  November 14, 1996                              /s/    C.W. Shivery
                                                     -------------------
                                                 C. W. Shivery, Vice President
                                                on behalf of the Registrant and
                                                 as Principal Financial Officer

                                  EXHIBIT INDEX

      Exhibit
       Number
       ------



         2* Registration Statement on Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996, Registration No. 33-64799.

         3                Articles of Restatement,  dated  as  of
                          August  16,  1996, to  the  Charter  of
                          Baltimore Gas and Electric Company.

       10(a)              Baltimore  Gas  and  Electric   Company
                          Executive Benefits Plan, as amended and
                          restated.

       10(b)              Baltimore  Gas  and  Electric   Company
                          Manager  Benefits Plan, as amended  and
                          restated.

        12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

        27                Financial Data Schedule.



   *Incorporated by Reference.