Form 10-Q
period 1997-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1997-05-14
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended March 31, 1997
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                 Maryland                         52-0280210
           (State of incorporation) (IRS Employer Identification No.)



                        39 W. Lexington Street
                         Baltimore, Maryland                  21201
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

Yes X No


        Common Stock, without par value - 147,667,114 shares outstanding on April 30, 1997.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                    Three Months Ended March 31,
                                                                                                  ---------------------------------

                                                                                                      1997                 1996
                                                                                                  ------------         ------------

                                                                                           (In Thousands, Except Per-Share Amounts)
Revenues
  Electric .............................................................................            $ 517,297             $ 554,444
  Gas ..................................................................................              213,708               219,264
  Diversified businesses ...............................................................              156,681                87,622
                                                                                                    ---------             ---------
  Total revenues .......................................................................              887,686               861,330
                                                                                                    ---------             ---------
Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy ...................................................              135,173               153,852
  Gas purchased for resale .............................................................              133,254               129,028
  Operations ...........................................................................              131,874               132,168
  Maintenance ..........................................................................               39,545                34,440
  Diversified businesses - selling, general, and administrative ........................              140,080                67,573
  Depreciation and amortization ........................................................               85,599                85,399
  Taxes other than income taxes ........................................................               58,245                57,555
                                                                                                    ---------             ---------
  Total expenses other than interest and income taxes ..................................              723,770               660,015
                                                                                                    ---------             ---------
Income From Operations .................................................................              163,916               201,315

Other Income
  Allowance for equity funds used during construction ..................................                1,210                 1,965
  Equity in earnings of Safe Harbor Water Power Corporation ............................                1,230                 1,123
  Net other income and deductions ......................................................               (1,477)               (2,147)
                                                                                                    ---------             ---------
  Total other income ...................................................................                  963                   941
                                                                                                    ---------             ---------
Income Before Interest and Income Taxes ................................................              164,879               202,256
                                                                                                    ---------             ---------
Interest Expense
  Interest charges .....................................................................               56,288                52,718
  Capitalized interest .................................................................               (2,284)               (3,152)
  Allowance for borrowed funds used during construction ................................                 (654)               (1,063)
                                                                                                    ---------             ---------
  Net interest expense .................................................................               53,350                48,503
                                                                                                    ---------             ---------
Income Before Income Taxes .............................................................              111,529               153,753
                                                                                                    ---------             ---------
Income Taxes
  Current ..............................................................................               44,039                46,899
  Deferred .............................................................................               (2,741)                7,986
  Investment tax credit adjustments ....................................................               (1,880)               (1,913)
                                                                                                    ---------             ---------
  Total income taxes ...................................................................               39,418                52,972
                                                                                                    ---------             ---------
Net Income .............................................................................               72,111               100,781

Preferred and Preference Stock Dividends ...............................................                7,884                 9,663
                                                                                                    ---------             ---------
Earnings Applicable to Common Stock ....................................................            $  64,227             $  91,118
                                                                                                    =========             =========
Average Shares of Common Stock Outstanding                                                            147,667               142,527

Earnings Per Share of Common Stock                                                                      $0.43                 $0.62

Dividends Declared Per Share of Common Stock                                                            $0.40                 $0.39


See Notes to Consolidated Financial Statements.


                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,                December 31,
                                                                                               1997*                      1996
                                                                                         -----------------         -----------------

                                                                                                        (In Thousands)
ASSETS
Current Assets
  Cash and cash equivalents ........................................................            $    69,946             $    66,708
  Accounts receivable (net of allowance for uncollectibles .........................                419,719                 419,479
        of $16,254 and $18,028 respectively)
  Trading securities ...............................................................                 72,229                  68,794
  Fuel stocks ......................................................................                 49,972                  87,073
  Materials and supplies ...........................................................                153,645                 147,729
  Prepaid taxes other than income taxes ............................................                 30,062                  64,763
  Deferred income taxes ............................................................                   --                     2,943
  Other ............................................................................                 23,701                  44,709
                                                                                                -----------             -----------
  Total current assets .............................................................                819,274                 902,198
                                                                                                -----------             -----------
Investments and Other Assets
  Real estate projects .............................................................                519,688                 525,765
  Power generation systems .........................................................                397,815                 379,130
  Financial investments ............................................................                193,589                 204,443
  Nuclear decommissioning trust fund ...............................................                120,850                 116,368
  Net pension asset ................................................................                 86,142                  84,510
  Safe Harbor Water Power Corporation ..............................................                 34,374                  34,363
  Senior living facilities .........................................................                 40,188                  36,415
  Other ............................................................................                 91,947                  92,171
                                                                                                -----------             -----------
  Total investments and other assets ...............................................              1,484,593               1,473,165
                                                                                                -----------             -----------
Utility Plant
  Plant in service
    Electric .......................................................................              6,598,858               6,514,950
    Gas ............................................................................                798,645                 776,973
    Common .........................................................................                545,019                 523,485
                                                                                                -----------             -----------
    Total plant in service .........................................................              7,942,522               7,815,408
  Accumulated depreciation .........................................................             (2,653,844)             (2,613,355)
                                                                                                -----------             -----------
  Net plant in service .............................................................              5,288,678               5,202,053
  Construction work in progress ....................................................                141,813                 221,857
  Nuclear fuel (net of amortization) ...............................................                123,521                 132,937
  Plant held for future use ........................................................                 25,470                  25,503
                                                                                                -----------             -----------
  Net utility plant ................................................................              5,579,482               5,582,350
                                                                                                -----------             -----------
Deferred Charges
  Regulatory assets (net) ..........................................................                488,249                 512,279
  Other ............................................................................                 98,331                  80,978
                                                                                                -----------             -----------
  Total deferred charges ...........................................................                586,580                 593,257
                                                                                                -----------             -----------
TOTAL ASSETS .......................................................................            $ 8,469,929             $ 8,550,970
                                                                                                ===========             ===========

* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,                December 31,
                                                                                               1997*                      1996
                                                                                         -----------------         -----------------

                                                                                                        (In Thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term borrowings ............................................................            $   145,685             $   333,185
  Current portions of long-term debt and preference stock ..........................                272,954                 280,772
  Accounts payable .................................................................                155,012                 172,889
  Customer deposits ................................................................                 28,475                  27,993
  Accrued taxes ....................................................................                 56,570                   6,473
  Accrued interest .................................................................                 56,001                  57,440
  Dividends declared ...............................................................                 66,952                  66,950
  Accrued vacation costs ...........................................................                 36,780                  34,351
  Other ............................................................................                 13,851                  37,046
                                                                                                -----------             -----------
  Total current liabilities ........................................................                832,280               1,017,099
                                                                                                -----------             -----------
Deferred Credits and Other Liabilities
  Deferred income taxes ............................................................              1,291,898               1,300,174
  Postretirement and postemployment benefits .......................................                176,852                 169,253
  Decommissioning of federal uranium enrichment facilities .........................                 38,600                  38,599
  Other ............................................................................                 63,251                  65,463
                                                                                                -----------             -----------
  Total deferred credits and other liabilities .....................................              1,570,601               1,573,489
                                                                                                -----------             -----------
Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ............................................              1,619,357               1,619,357
  Other long-term debt of BGE ......................................................                819,000                 732,000
  Long-term debt of Constellation Companies ........................................                610,113                 607,727
  Long-term debt of other diversified businesses ...................................                 18,000                  12,000
  Unamortized discount and premium .................................................                (14,239)                (14,543)
  Current portion of long-term debt ................................................               (189,954)               (197,772)
                                                                                                -----------             -----------
  Total long-term debt .............................................................              2,862,277               2,758,769
                                                                                                -----------             -----------
Redeemable Preference Stock ........................................................                217,500                 217,500
  Current portion of redeemable preference stock ...................................                (83,000)                (83,000)
                                                                                                -----------             -----------
  Total redeemable preference stock ................................................                134,500                 134,500
                                                                                                -----------             -----------
Preference Stock Not Subject to Mandatory Redemption ...............................                210,000                 210,000
                                                                                                -----------             -----------
Common Shareholders' Equity
  Common stock .....................................................................              1,429,894               1,429,942
  Retained earnings ................................................................              1,424,224               1,419,065
  Net unrealized gain on available-for-sale securities .............................                  6,153                   8,106
                                                                                                -----------             -----------
  Total common shareholders' equity ................................................              2,860,271               2,857,113
                                                                                                -----------             -----------
  Total capitalization .............................................................              6,067,048               5,960,382
                                                                                                -----------             -----------
TOTAL LIABILITIES AND CAPITALIZATION ...............................................            $ 8,469,929             $ 8,550,970
                                                                                                ===========             ===========

* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       Three Months Ended March 31
                                                                                                      ------------------------------
                                                                                                         1997                1996
                                                                                                      ----------          ----------

                                                                                                               (In Thousands)
Cash Flows From Operating Activities
  Net income ...............................................................................          $  72,111           $ 100,781
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization ..........................................................             99,460             100,141
    Deferred income taxes ..................................................................             (2,741)              7,986
    Investment tax credit adjustments ......................................................             (1,880)             (1,913)
    Deferred fuel costs ....................................................................              8,374              15,009
    Accrued pension and postemployment benefits ............................................              6,190              (3,174)
    Allowance for equity funds used during construction ....................................             (1,210)             (1,965)
    Equity in earnings of affiliates and joint ventures (net) ..............................             (4,001)             (1,038)
    Changes in current assets, other than sale of accounts receivable ......................             83,163              19,978
    Changes in current liabilities, other than short-term borrowings .......................             11,057              17,305
    Other ..................................................................................             19,436               4,272
                                                                                                      ---------           ---------
  Net cash provided by operating activities ................................................            289,959             257,382
                                                                                                      ---------           ---------
Cash Flows From Financing Activities
  Net issuance (maturity) of short-term borrowings .........................................           (187,500)              5,540
  Proceeds from issuance of long-term debt .................................................            123,665              21,729
  Reacquisition of long-term debt ..........................................................            (28,644)            (18,149)
  Common stock dividends paid ..............................................................            (59,067)            (57,536)
  Preferred and preference stock dividends paid ............................................             (7,884)             (9,663)
  Other ....................................................................................               (348)               (512)
                                                                                                      ---------           ---------
  Net cash used in financing activities ....................................................           (159,778)            (58,591)
                                                                                                      ---------           ---------
Cash Flows From Investing Activities
  Utility construction expenditures (including AFC) ........................................            (78,343)            (69,655)
  Allowance for equity funds used during construction ......................................              1,210               1,965
  Nuclear fuel expenditures ................................................................             (2,750)             (9,153)
  Deferred energy conservation expenditures ................................................             (7,273)             (5,493)
  Contributions to nuclear decommissioning trust fund ......................................             (4,408)            (12,260)
  Costs to achieve the proposed merger .....................................................            (13,488)               (941)
  Purchases of marketable equity securities ................................................             (6,140)            (11,702)
  Sales of marketable equity securities ....................................................              8,873              11,670
  Other financial investments ..............................................................             10,166               5,524
  Real estate projects .....................................................................             (9,552)             (3,585)
  Power generation systems .................................................................            (17,089)             (4,871)
  Other ....................................................................................             (8,149)             (6,843)
                                                                                                      ---------           ---------
  Net cash used in investing activities ....................................................           (126,943)           (105,344)
                                                                                                      ---------           ---------
Net Increase in Cash and Cash Equivalents ..................................................              3,238              93,447
Cash and Cash Equivalents at Beginning of Period ...........................................             66,708              23,443
                                                                                                      ---------           ---------
Cash and Cash Equivalents at End of Period .................................................          $  69,946           $ 116,890
                                                                                                      =========           =========
Other Cash Flow Information Cash paid (received) during the period for:
    Interest (net of amounts capitalized) ..................................................          $  52,226           $  51,754
    Income taxes ...........................................................................          $ (19,852)          $  (9,985)


See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

   Weather conditions can have a great impact on our results for interim periods. This means that results for interim periods do not necessarily represent results to be expected for the year.

   Our interim financial statements on the previous pages reflect all adjustments which Management believes are necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature.


Statement of Financial Accounting Standards No. 128
---------------------------------------------------

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 regarding earnings per share which requires us to present basic and diluted earnings per share in our financial statements. We must adopt the requirements of this standard in our financial statements for the year ended December 31, 1997. Adoption of this standard is not expected to have a material impact on our financial results.


BGE Financing Activity
----------------------
   We issued the following long-term debt during the period from January 1, 1997 through the date of this report:
                                                 Date         Net
                                    Principal   Issued      Proceeds
 Medium-Term Notes, Series D      $87,000,000   3/14/97   $86,826,000

   In the future, we may purchase some of our long-term debt in the market. This will depend on market conditions and our capital structure, including our mix of secured and unsecured debt.


Diversified Business Financing Matters
--------------------------------------
   Please refer to Management's Discussion and Analysis-Capital Requirements of Our Diversified Businesses on page 27 for additional information about the debt of our diversified businesses.


Update On Pending Merger With Potomac Electric Power Company (Pepco) - One Regulatory Approval Contains Unacceptable Conditions
----------------------------------------------------

Background
----------

   As previously disclosed, in September 1995, we agreed with a neighboring utility, Pepco, to merge together into a new company, Constellation Energy Corporation, after all necessary regulatory approvals were received. On April 16, 1997, we received two of the necessary approvals related to the merger, but one of the approvals contains unacceptable conditions.

   Management of both companies made a preliminary estimate of the net savings that could be achieved from combining their utility operations. The net cost savings are estimated to be up to $1.3 billion over the 10 years following the merger. These savings would come from:

   o  reduced labor costs (about two-thirds of estimated savings),
   o  reduced purchasing costs of items other than fuel, and
   o  elimination of duplication in corporate and administrative programs.

The estimated savings are net of costs to achieve the merger, currently estimated at $150 million. BGE and Pepco had proposed that the savings be shared between the shareholders and customers of Constellation Energy Corporation. The sharing of these costs will depend upon results of regulatory proceedings in the various jurisdictions in which BGE and Pepco operate utility businesses. However, a recent order from the Maryland Public Service Commission (Maryland
PSC) allocated almost all savings to customers. The Maryland PSC order and the status of other regulatory approvals are discussed below.

   The estimate of the net cost savings from the merger was necessarily based on various assumptions which involve judgments. The assumptions included, among other items:

   o  future national and regional economic and competitive conditions,
   o  inflation rates,
   o  regulatory treatments,
   o  weather conditions,
   o  financial market conditions,
   o  interest rates, and
   o  future business decisions.

All of these items and other uncertainties are difficult to predict and many of them are beyond our or Pepco's control. Accordingly, while we believe the assumptions are reasonable for developing the estimate of net cost savings, we cannot provide any assurance that the assumptions will approximate actual results if the merger is closed or that all of the estimated savings will be realized.

   The reasons for the merger, the terms and conditions contained in the merger agreement, the regulatory approvals required prior to closing the merger (see important updates about the Maryland and District of Columbia PSC and FERC approvals on the following pages), and related matters are discussed in more detail in a Registration Statement on Form S-4 (Registration No. 33-64799). That document is included as an exhibit to this Report on Form 10-Q by incorporation by reference.


An Important  Condition  to Our  Obligation  to  Close  the  Merger
---------------------------------------------------------------------
   The merger agreement includes conditions to BGE's and Pepco's obligations to close the merger. One condition is that no necessary regulatory approval like the Maryland PSC order:

   would have, or be reasonably likely to have, a material adverse effect on the business, operations, properties, assets, condition (financial or otherwise), prospects, or results of operations of Constellation Energy Corporation.


Maryland PSC Order  Approving the Merger Contains  Unacceptable  Financial Terms
--------------------------------------------------------------------------------
   Although the Maryland PSC approved the merger, its April 16, 1997 order imposed a number of conditions that, together, in BGE's opinion would produce an unacceptable financial result for Constellation Energy Corporation. BGE and Pepco had proposed a regulatory plan to the Maryland and District of Columbia Public Service Commissions that was designed to share the merger benefits equitably between the shareholders and customers. The Maryland PSC order included a number of conditions that, together, deny the shareholder a reasonable opportunity to receive savings associated with the merger. Absent a change in the order's negative financial implications to Constellation Energy Corporation and its shareholders, the merger could not proceed.

   BGE believes the Maryland PSC order would have a material adverse effect on Constellation Energy Corporation and thus would not satisfy the condition to closing mentioned above. On May 2, 1997, BGE and Pepco asked the Maryland PSC to reconsider its decision. The companies detailed areas of the order that need to be revised for the merger to proceed. BGE and Pepco proposed a modified plan to address these concerns. The highlights of our original regulatory plan, the Maryland PSC order, and our modified plan are as follows:

                                                               BGE/Pepco
                      Maryland PSC         BGE/Pepco          Application
                          Order         Original Filing      for Rehearing
                          -----         ---------------      -------------
                                   (all dollars in millions)

Up-Front Rate              $56                 $0                 $26
Reduction                (75% of        (synergy sharing     (50/50 sharing)
                         savings)     giveback at year-end)


Base Rate Freeze         3 years        January 1, 2000          4 years
                      (from merger    (approximately 2.5      (from merger
                          date)              years)               date)


Purchased Capacity      None for           Surcharge          Surcharge for
Surcharge               Panda and           for all           all Maryland
(Approx. $100          Ohio Edison         Maryland           PSC approved
million combined        contracts             PSC               contracts
annual increase by                         approved           (no earnings
1999 in Maryland and   (subject to         contracts              tests)
the District of         earnings         (no earnings
Columbia in               test)             tests)
purchased capacity
costs)


Return on Equity          11.4%                13%                11.9%
Threshold for
Synergy Sharing


Costs to Achieve the   5 years for           3 years             4 years
Merger Reflected in     employee             (rate            (rate freeze
Calculation for        termination           freeze              period)
Synergy Sharing         costs, 10            period)
Purposes                years for
                       other costs


Accounting Treatment   Same as for        Same as for          Write off in
for Costs to Achieve     synergy            synergy            year merger
the Merger*              sharing            sharing              occurs
                        purposes            purposes

*As of March 31, 1997, BGE had incurred approximately $47 million of costs to achieve the merger. The total costs expected to be incurred by BGE and Pepco are estimated to be $150 million.


IBEW Appeal of Maryland PSC Order Clouds Jurisdiction for Rehearing
-------------------------------------------------------------------
   A union, The International Brotherhood of Electrical Workers (IBEW), represents many of Pepco's employees who are paid by the hour. The IBEW had attempted to organize BGE workers several times in the past. Their most recent attempt ended in an election held in December 1996 where BGE workers voted 70% against the union. The IBEW will have no standing to represent Constellation Energy Corporation workers after the merger under Federal labor law, unless the IBEW were to win an election at Constellation Energy Corporation.

   The IBEW has intervened in many of the regulatory proceedings about the merger, including the Maryland PSC proceeding. On May 1, 1997, the IBEW appealed the Maryland PSC's order to the Circuit Court of Baltimore County. The union asked the Court to reverse the PSC's approval of the merger. In past proceedings, the Maryland PSC has taken the position that once an appeal is filed with the Circuit Court following the Maryland PSC's issuance of an order, the Maryland PSC loses its jurisdiction to reconsider or modify the order. BGE believes the Maryland PSC retains jurisdiction and that the most appropriate forum for consideration of its modified rate plan is the Maryland PSC. Also, the Maryland PSC order contains certain mathematical errors in calculating the rate reduction which as a matter of law should require that the order be remanded. For these reasons, BGE and Pepco filed with the Circuit Court on May 9, 1997 a motion to have the order remanded to the Maryland PSC for further consideration.


Where to Find the Maryland PSC Order
------------------------------------
   The Maryland PSC order approving the merger is available at the Maryland PSC web site at http://www.psc.state.md.us/psc/. You may also get a copy of the order by calling us at (410)783-5920 or by writing to Baltimore Gas and Electric Company, Shareholder Services, P.O. Box 1642, Baltimore, Maryland 21203-1642.


District of Columbia Public Service Commission (D.C. PSC)
---------------------------------------------------------
   Hearings  at  the   D.C.  PSC  on   our  proposed  regulatory  plan  and  the
applicability of an antimerger law concluded during the first quarter of 1997. At this time, we are waiting for decisions on both issues.

   The D.C. Office of People's Counsel (the advocates for residential customers) opposes the merger because they believe that BGE and Pepco have not proved that the merger is in the public interest. However, if the merger is approved, the D.C. People's counsel believes that the following conditions, among others, should be imposed:

   o  rates should be reduced by $37.4  million,
   o  divestiture of all nonutility affiliate companies,
   o insulation of all D.C. customers from all risks and costs associated with our Calvert Cliffs Nuclear Power Plant,
   o establishment of a 5-year $23.37 million per year economic development program,
   o 50/50 split between customers and shareholders of the costs to achieve the merger, and
   o  a full divestiture of generation assets.

   The General Services Administration (GSA), a major D.C. customer, believes that approval of the merger should occur only if three conditions are met: retail competition access for customers such as GSA is allowed, the costs incurred to achieve the merger are amortized over 25 years, and generation at our Calvert Cliffs facility is eliminated from the generating mix.

   In addition, the D.C. People's Counsel, Washington Gas Light Company (an intervenor in the proceeding), and the D.C. Corporation Counsel have questioned BGE's and Pepco's interpretation that a D.C. statute known as the Antimerger Law does not apply to the merger. If the statute is determined to apply, authorization of the merger by Congress would be required. These parties also suggested that BGE and Pepco should have received approval from Congress to each own 50% of the common stock of Constellation Energy Corporation before the merger closed.


Federal  Energy  Regulatory  Commission  (FERC)
------------------------------------------------
   On April 16, 1997, the FERC unanimously approved the merger without any conditions.


Environmental Matters
---------------------
   The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations Title IV and Title I.

   Title IV addresses emissions of sulfur dioxide. Compliance is required in two separate phases:

   o  Phase I became effective  January 1, 1995. We met the requirements of this
      phase  by  installing  flue  gas  desulfurization   systems   (scrubbers),
      switching fuels, and retiring some units.

   o Phase II must be implemented by 2000. We are currently examining what actions we should take to comply with this phase. We expect to meet the compliance requirements through some combination of installing flue gas desulfurization systems (scrubbers), switching fuels, retiring some units, or allowance trading.

   Title I addresses emissions of NOx, but the regulations of this title have not been finalized by the government. As a result, our plans for complying with this title are less certain. We expect that by 1999 the regulations will require more NOx controls for ozone attainment at our generating plants and other facilities. The additional controls will result in more expenditures, but it is difficult to estimate the level of those expenditures since the regulations have not been finalized. However, based on existing and proposed regulations, we currently estimate that the additional controls at our generating plants will cost approximately $90 million. We cannot estimate the cost of additional controls at our other facilities.

   We have been notified by the Environmental Protection Agency and several state agencies that we are considered a potentially responsible party (PRP) with respect to the cleanup of certain environmentally contaminated sites. Those sites are owned and operated by others. We cannot estimate the cleanup costs for these sites. However, we can estimate that our 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia) could be approximately $7 million higher than amounts we have recorded. This estimate is based on the highest estimate of costs in the range of reasonably possible alternatives. The cleanup costs for some of the remaining sites could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

   Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. The specific remedial actions for this site will be developed in the future. Based on several remedial action options for all sites, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheet and have deferred these costs, net of accumulated amortization, as a regulatory asset (we discuss this further in Note 5 of our 1996 Annual Report on Form 10-K). We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).


Nuclear Insurance
-----------------
   If there was an accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant, it could have a substantial adverse effect on BGE. The primary contingencies that would result from an incident at the Calvert Cliffs plant would involve:

   o  the physical damage to the plant,
   o  the recoverability of replacement power costs, and
   o  our liability to third parties for property damage and bodily injury.

   We have various insurance policies for these contingencies. However, the costs that could result from a major accident or an extended outage at either of the Calvert Cliffs units could exceed the insurance coverage limits.

   In addition, we could be assessed for a portion of any third party claims associated with an incident at any commercial nuclear power plant in the country. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $8.92 billion. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $159 million per incident. That amount would be payable at a rate of $20 million per year.

   As an operator of a commercial nuclear power plant in the United States, we are required to purchase insurance to cover claims of certain nuclear workers. We have primary coverage of up to $400 million for claims against us, or against other operators who are insured by these policies, for radiation injuries. If certain claims were made under these policies, we could be assessed along with the other policyholders. Our share could be up to $6.02 million in any one year. In addition, if these claims exceed the $400 million limit of the primary coverage, the provisions of the Price Anderson Act (discussed above) would apply.

   For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from industry mutual insurance companies. If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, we have up to $473.2 million per unit of insurance, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutuals, we could be assessed along with other policyholders. Our share could be up to $35.1 million.


Recoverability of Electric Fuel Costs
-------------------------------------
   By statute, we are allowed to recover our cost of electric fuel as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will perform an evaluation of each outage (other than regular maintenance outages) at our generating plants. The evaluation will determine if we used all reasonable and cost-effective maintenance and operating control procedures to try to prevent the outage.

   Effective January 1, 1987, the Maryland PSC established a Generating Unit Performance Program to measure, annually, whether we, and other utilities, have maintained the productive capacity of our generating plants at reasonable levels. To do this, the program uses a system-wide generating performance target or an individual performance target for each base load generating unit. In fuel rate hearings, actual generating performance will be compared first to the system-wide target. If that target is met, it should mean that the requirements of Maryland law have been met. If the system-wide target is not met, each unit's adjusted actual generating performance will be compared to its individual performance target to determine if the requirements of Maryland law have been met and determine the basis for possibly imposing a penalty on BGE. Even if we meet these targets, other parties to fuel rate hearings may still question whether we used all reasonable and cost-effective procedures to try to prevent an outage. If successful, the Maryland PSC may not allow us to recover the cost of replacement energy.

   The two units at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material. We discuss significant disallowances in prior years related to an extended outage at Calvert Cliffs in our 1996 Annual Report on Form 10-K.


California Power Purchase Agreements
------------------------------------
   The Constellation Companies have ownership interests in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

   o a fixed rate for capacity and energy the first 10 years of the agreements, and
   o a fixed rate for capacity plus a variable rate for energy based on the utilities' avoided cost for the remaining term of the agreements.

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

   The Constellation Companies are pursuing alternatives for some of these power generation projects including:

   o  repowering  the projects to reduce  operating  costs,
   o  changing  fuels to reduce operating costs,
   o  renegotiating the power purchase agreements to improve the terms,
   o  restructuring financings to improve the financing terms, and
   o  selling its ownership interests in the projects.

   We cannot predict the financial effects of the switch from fixed to variable rates on the Constellation Companies or on BGE, but the effects could be material.


Constellation Real Estate
-------------------------
   We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate investments. We believe that until the economy shows sustained growth and there is more demand for new development, our real estate values will not improve much. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict. Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources, changes in the utility industry, and the proposed merger with Potomac Electric Power Company, will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

   It may be helpful for you to understand when we are required, by accounting rules, to write down the value of a real estate investment to market value. A write-down is required in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

   In mid-March we received an unsolicited offer to buy Church Street Station, which is an entertainment, dining, and retail complex in Orlando, Florida. Because of the unique character of Church Street Station and the geographic distance of this project from our other real estate holdings in the Baltimore-Washington corridor, we decided that considering a sale was the appropriate strategy. Based on the accounting rules mentioned above, our decision was a change of intent which required us to write down our investment to the market value. In the first quarter of 1997, the Constellation Companies recorded a $12 million after-tax write-down of the investment in the project. Determining the market value for such a unique project is difficult, but the unsolicited offer is the best indication available to us and we used it to determine the amount of the write-down. Subsequently, other parties have expressed interest in the project and negotiations are ongoing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
---------------------------------------------------------------------------
OPERATIONS
----------


Introduction
------------
   In Management's Discussion and Analysis we explain the general financial condition and the results of operations for BGE and its diversified business subsidiaries including:

   o  what factors affect our business,
   o  what our  earnings  and  costs  were in the  periods  presented,
   o  why  those earnings and costs were  different  between  periods,
   o  where our earnings came from,
   o  how all of this  affects our overall  financial  condition,
   o what our actual expenditures for capital projects were in the current period and what we expect them to be in the future, and
   o  where cash will come from to pay for future capital expenditures.

   As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the three months ended March 31, 1997 and 1996. In
Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

   BGE and Potomac Electric Power Company have agreed to merge into a new company named Constellation Energy Corporation. We plan to complete the merger as soon as we obtain all regulatory approvals, assuming any conditions to the approvals are acceptable. We discuss these matters in more detail in the Notes to Consolidated Financial Statements on page 6 and in a Registration Statement on Form S-4 (Registration No. 33-64799). The merger may impact many of the matters discussed in Management's Discussion and Analysis including earnings, results of electric operations, expenses, liquidity, and capital resources.

   The electric utility industry is undergoing rapid and substantial change. Competition is increasing. The regulatory environment (federal and state) is shifting. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 16 in Management's Discussion and Analysis. They are discussed in detail in our 1996 Annual Report on Form 10-K. We continuously evaluate these changes. Based on the evaluations, we refine short and long term business plans with the primary goal of protecting our security holders' investments and providing them with superior returns on their investment in BGE.

   In order to support this primary goal, we also focus on other groups who impact our primary goal. For example, we stress providing low cost, reliable power to our electric customers. As you read Management's Discussion and Analysis, many of our initiatives to support our primary goal are mentioned. These include the proposed merger with Potomac Electric Power Company, designed to position us to remain competitive as the industry changes (assuming it is possible to obtain reasonable regulatory approvals), and our diversification effort. We enter new businesses which we believe will support our primary goal. For example, new businesses may be opportunities to:

   o  provide customers of our core energy business additional services, or
   o  attract  new  customers  for  our  core  energy  business,  or
   o  expand  our diversified stream of revenues.

   We believe our newest subsidiary, Constellation Power Source, Inc., will satisfy all three criteria. Its proposed power marketing business is described in detail under Diversified Businesses on page 25.

Results of Operations for the Quarter Ended March 31, 1997 Compared With the
-----------------------------------------------------------------------------
Corresponding Period of 1996
----------------------------
   In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.


Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------
                                                Quarter Ended
                                                   March 31
                                                   --------

                                                1997     1996
                                                ----     ----

Utility business                                $ .39   $ .58
Diversified businesses                            .04     .04
                                                  ---     ---

Total earnings per share                        $ .43   $ .62
                                                =====   =====

   Our total earnings decreased $26.9 million, or $.19 per share, from 1996. Our total earnings decreased because we had lower utility earnings.

   In 1997, we had lower utility earnings due mostly to two factors: we sold less electricity and gas due to milder winter weather (people use less gas and electricity to heat their homes in milder weather) and we had higher maintenance expenses. We discuss our utility earnings in more detail beginning on page 16.

   In 1997, our earnings from our diversified business subsidiaries were about the same as they were for the same period in 1996. In 1997, the Constellation Companies had higher earnings from power generation projects and financial investments. However, earnings from real estate projects were lower mostly because of a $12 million after-tax write-down of an investment in one project. We discuss this write-down and our diversified business earnings in more detail beginning on page 21.


Utility Business
----------------
   Before we go into the details of our electric and gas operations, we believe it is important to discuss four factors that have a strong influence on our utility business performance: regulation, the weather, other factors including the condition of the economy in our service territory, and competition.


Regulation by the Maryland Public Service Commission
----------------------------------------------------
   The Maryland Public Service Commission (Maryland PSC) determines the rates we can charge our customers. Our rates consist of a "base rate" and a "fuel rate". The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is the greatest. Gas base rates are not affected by seasonal changes.

   The Maryland PSC allows us to include in base rates a component to recover money spent on conservation programs. This component is called an "energy conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year, we have exceeded our allowed profit, we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest.

   In addition, we charge our electric customers separately for the fuel (nuclear fuel, coal, gas, or oil) we use to generate electricity. The actual cost of the fuel is passed on to the customer with no profit. We also charge our gas customers separately for the natural gas they consume. The price we charge for the natural gas is based on a Market Based Rates incentive mechanism approved by the Maryland PSC. We discuss Market Based Rates in more detail in the "Gas Cost Adjustments" section on page 19.

    From time to time, when necessary to cover increased costs, we ask the Maryland PSC for base rate increases. Not every request for base rate increases is granted in full. However, the Maryland PSC has historically allowed BGE to increase base rates to recover costs for replacing utility plant assets, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs.


Weather
-------
   Weather affects the demand for electricity and gas, especially among our residential customers. Very hot summers and very cold winters increase demand. Milder weather reduces demand.

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

   The following chart shows the number of cooling degree-days in 1997 and 1996, and shows the percentage change in the number of degree days from the prior period. Since the quarter ended March 31 is in the heating season, there are no cooling degree days for the period.
                                               Quarter Ended
                                                  March 31
                                                  --------

                                                1997    1996
                                                ----    ----

Heating degree days                            2,252   2,625
Percent change compared to prior period           (14.2)%


Other Factors
-------------
   Other factors, aside from weather, impact the demand for electricity and gas. These factors include the "number of customers" and "usage per customer" during a given period.

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

   We use these terms later in our discussions of electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during the periods presented.

Competition and Response to Regulatory Change
---------------------------------------------
   Our business is also affected by competition. Electric utilities are facing competition on three fronts:

   o in the construction of generating units to meet increased demand for electricity,
   o  in the sale of their electricity in the bulk power markets, and
   o in the future, for electric sales to retail customers which utilities now serve exclusively.

   We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. In September 1995, we decided that a merger with Potomac Electric Power Company would help us compete by maintaining low-cost production and increasing our size. The pending merger is more thoroughly discussed in the Notes to Consolidated Financial Statements on page 6. Although we believe the merger will improve our competitive position in the future, no one can predict the ultimate effect competition or regulatory change will have on our earnings or on the earnings of the merged company.

   We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

   o the complete or partial separation of our generation, transmission, and distribution functions
   o  other internal restructuring
   o  mergers or acquisitions of utility or non-utility businesses
   o  addition or disposition of portions of our service territories
   o  spin-off or distribution of one or more businesses

   We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

   We discuss competition in our electric and gas businesses in more detail in our 1996 Annual Report on Form 10-K under the headings "Electric Regulatory Matters and Competition" and "Gas
Regulatory Matters and Competition."


Utility Business Earnings per Share of Common Stock
---------------------------------------------------
                                               Quarter Ended
                                                  March 31
                                                  --------
                                                1997    1996
                                                ----    ----

Electric business                              $ .27    $ .42
Gas business                                     .12      .16
                                                 ---      ---

Total earnings per share                       $ .39    $ .58
                                               =====    =====

   Our utility earnings decreased $27.0 million, or $.19 per share, from 1996. We discuss the factors affecting utility earnings below.

Electric Operations
-------------------

Electric Revenues
-----------------
   The changes in electric revenues in 1997 compared  to 1996  were caused by:

                                               Quarter Ended
                                                  March 31
                                               1997 vs. 1996
                                               -------------
                                               (In millions)

Electric system sales volumes                      $(24.0)
Base rates                                            6.3
Fuel rates                                           (6.2)
                                                     ----
Total change in electric revenues
 from electric system sales                         (23.9)
Interchange and other sales                         (13.0)
Other                                                (0.2)
                                                     ----
Total change in electric revenues                  $(37.1)
                                                   ======


Electric System Sales Volumes
-----------------------------
   "Electric system sales" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

   The percentage changes in our electric system sales volumes, by type of customer, in 1997 compared to 1996 were:
                                               Quarter Ended
                                                  March 31
                                               1997 vs. 1996
                                               -------------
Residential                                        (12.6)%
Commercial                                          (2.3)
Industrial                                          (1.7)

   In 1997, we sold less electricity to residential and industrial customers mostly for two reasons: milder winter weather and lower electricity usage per customer. We sold less electricity to commercial customers mostly due to milder winter weather. We would have sold even less electricity to commercial customers except usage per customer increased.


Base Rates
----------
   In 1997, base rate revenues were higher than they were in 1996. Although we sold less electricity this year, our base rate revenues increased because of a higher energy conservation surcharge.


Fuel Rates
----------
   The fuel rate is the rate the Maryland PSC allows us to charge our customers for our actual cost of fuel with no profit to us. If the cost of fuel goes up, the Maryland PSC permits us to increase the fuel rate. If the cost of fuel goes down, our customers benefit from a reduction in the fuel rate. The fuel rate is impacted most by the amount of electricity generated at the Calvert Cliffs Nuclear Power Plant because the cost of nuclear fuel is cheaper than coal, gas, or oil.

   Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. (We discuss this more thoroughly in the "Electric Fuel and Purchased Energy Expenses" section below and in the Notes to Consolidated Financial Statements on page 11.)

   In 1997, fuel rate revenues decreased because we sold less electricity.


Interchange and Other Sales
---------------------------
   "Interchange and other sales" are sales of energy in the Pennsylvania-New Jersey-Maryland Interconnection (PJM) and to others. The PJM is a regional power pool of eight utility member companies, including BGE. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

   In 1997, we had lower interchange and other sales mostly because of lower sales volumes due to reduced demand and a lower price per megawatt of electricity sold due to market conditions.


Electric Fuel and Purchased Energy Expenses
-------------------------------------------
                                               Quarter Ended
                                                  March 31
                                                  --------
                                                1997     1996
                                                ----     ----
                                                (In millions)

Actual costs                                   $130.1   $147.5
Net recovery of costs under
 electric fuel rate clause
 (see Note 1 of the Form 10-K)                    5.1      6.4
                                                  ---      ---
Total electric fuel and
 purchased energy expenses                     $135.2   $153.9
                                               ======   ======


Actual Costs
------------
   In 1997, our actual cost of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from other utilities was lower than in 1996 for two reasons: the price of electricity and capacity we bought from other utilities was lower and we generated and purchased less electricity due to reduced demand. The price we pay for electricity and capacity we buy from other utilities changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms.


Electric Fuel Rate Clause
-------------------------
   The "electric fuel rate clause" (determined by the Maryland PSC) requires that we defer (to include as an asset or liability on the balance sheet and exclude from income and expense) the difference between our actual costs of fuel and our fuel rate revenues collected from customers through the fuel rate. We bill or refund that difference to customers in the future.

   In 1997, our actual fuel costs were lower than the fuel rate revenues we collected from our customers. As a result, we recovered fuel costs which we had deferred in prior years.

Gas Operations
--------------

Gas Revenues
------------
   The changes in gas revenues in 1997 compared to 1996 were caused by:

                                               Quarter Ended
                                                  March 31
                                               1997 vs. 1996
                                               -------------
                                               (In millions)

Gas system sales volumes                           $ (8.7)
Base rates                                           (2.0)
Gas cost adjustments                                 (2.5)
                                                     ----
Total change in gas revenues
 from gas system sales                              (13.2)
Off-system sales                                      7.6
Other                                                 0.0
                                                      ---
Total change in gas revenues                       $ (5.6)
                                                   ======


Gas System Sales Volumes
------------------------
   The percentage changes in our gas system sales volumes, by type of customer, in 1997 compared to 1996 were:
                                               Quarter Ended
                                                  March 31
                                               1997 vs. 1996
                                               -------------
Residential                                        (16.1)%
Commercial                                           0.4
Industrial                                          12.7

   In 1997, we sold less gas to residential customers due mostly to milder winter weather and a decrease in usage per customer. We would have sold even less gas to residential customers except that the number of customers increased. We sold about the same amount of gas to commercial customers because the milder weather lowered the amount we sold, but higher usage per customer and an increase in the number of customers increased the amount we sold by almost the same amount. We sold more gas to industrial customers mostly because the milder winter weather caused fewer service interruptions and because Bethlehem Steel used more gas. We would have sold even more gas to industrial customers except gas usage by other industrial customers decreased.


Base Rates
----------
   In 1997, base rate revenues decreased mostly because of a lower energy conservation surcharge and because of lower sales volumes due to reduced demand.


Gas Cost Adjustments
--------------------
   Prior to October 1996, the Maryland PSC allowed us to recover the actual cost of the gas sold to our customers through "gas cost adjustment clauses" that require us to defer the difference between our actual cost of gas and the gas revenues we collect from customers. We bill or refund that difference to customers in the future.

   Effective October 1996, the Maryland PSC approved a modification of the gas cost adjustment clauses to provide a "Market Based Rates" incentive mechanism. In general terms, under Market Based Rates our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period), and half of the difference belongs to shareholders.

   Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling them gas (we are selling them the service of delivering their gas).

   In 1997, gas adjustment revenues decreased mostly because we sold less gas.


Off-System Sales
----------------
   Off-system gas sales, which are direct sales to suppliers and end users of natural gas outside our service territory, also are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the earnings from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders).

   In 1997, off-system gas sales increased because we first began off-system sales of gas in February of 1996.


Gas Purchased For Resale Expenses
---------------------------------
                                             Three Months Ended
                                                  March 31
                                                  --------
                                                1997     1996
                                                ----     ----
                                                (In millions)

Actual costs                                   $134.9   $126.9
Net recovery (deferral) of costs
 under gas adjustment clauses
(see Note 1 of the Form 10-K)                    (1.6)     2.1
                                                 ----      ---
Total gas purchased for
 resale expenses                               $133.3   $129.0
                                               ======   ======


Actual Costs
------------
   Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. These costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

   In 1997, actual gas costs increased mostly because we purchased more gas to resell off-system.


Gas Adjustment Clauses
----------------------
   We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

   In 1997, the portion of our actual gas costs subject to these clauses was higher than the revenues we collected from our customers. As a result, we deferred the difference and will collect the costs from our customers in the future.

Other Operating Expenses
------------------------

Maintenance Expenses
--------------------
   In 1997, our maintenance expenses increased $5.1 million mostly due to the timing of payments for costs associated with a regular maintenance outage at our Calvert Cliffs Nuclear Power Plant.


Other Income and Expenses
-------------------------

Interest Charges
----------------
   Interest charges represent the interest we paid on outstanding debt. In 1997, we had $3.6 million of higher interest charges because we had more debt outstanding and interest rates were higher.


Income Taxes
------------
   In 1997, our income taxes decreased $13.6 million because we had lower taxable income from utility operations.


Environmental Matters
---------------------
   We are subject to increasingly stringent federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Notes to Consolidated Financial Statements on page 9 and in our 1996 Annual Report on Form 10-K under Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.


Diversified Businesses
----------------------
   In the 1980's, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry. Some of our diversified businesses are related to our core utility business and others are not. Our diversified businesses are in three groups:

   o Constellation Holdings, Inc. and Subsidiaries, together known as the Constellation Companies,
   o  BGE Corp. and Subsidiaries, and
   o  BGE Home Products & Services, Inc. and Subsidiary.


Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------
                                               Quarter Ended
                                                  March 31
                                                  --------
                                                1997    1996
                                                ----    ----

Constellation Companies                        $ .04    $ .04
BGE Corp.                                        .00      .00
BGE Home Products & Services                     .00      .00
                                                 ---      ---
Total diversified business
 earnings per share                            $ .04    $ .04
                                               =====    =====

   Our diversified business earnings were about the same as they were in 1996. These earnings came from the Constellation Companies. We discuss factors affecting the earnings of our diversified businesses below.


The Constellation Companies - Power Generation, Financial Investments, and
--------------------------------------------------------------------------
Real Estate
-----------

   The Constellation Companies engage in the following:

   o  development, ownership, and operation of power generation projects, and
   o  financial investments, and
   o development, ownership, and management of real estate and senior-living facilities.

   Earnings per share from the Constellation Companies were:

                                               Quarter Ended
                                                  March 31
                                                  --------
                                                1997     1996
                                                ----     ----

Power generation systems                       $ .07    $ .04
Financial investments                            .04      .01
Real estate development and
   senior-living facilities                     (.07)    (.01)
Other                                            .00      .00
                                                 ---      ---
Total Constellation Companies'
 earnings per share                            $ .04    $ .04
                                               =====    =====


Power Generation
----------------
   The Constellation Companies' power generation business develops, owns, and operates power generation facilities.

   In 1997, earnings increased from 1996 mostly due to our share of higher earnings from energy projects. Energy projects had higher earnings mostly because operating performance improved.


California Power Purchase Agreements
------------------------------------
   The Constellation Companies have $226 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

   Under these agreements, the projects supply electricity to utility companies at:

   o a fixed rate for capacity and energy the first 10 years of the agreements, and
   o a fixed rate for capacity plus a variable rate for energy based on the utilities' avoided cost for the remaining term of the agreements.

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

   The Constellation Companies are pursuing alternatives for some of these power generation projects including:

   o  repowering  the projects to reduce  operating  costs,
   o  changing  fuels to reduce operating costs,
   o  renegotiating the power purchase agreements to improve the terms,
   o  restructuring financings to improve the financing terms, and
   o  selling its ownership interests in the projects.

   We cannot predict the financial effects of the switch from fixed to variable rates on the Constellation Companies or on BGE, but the effects could be material.


International
-------------
   Historically, the Constellation Companies' power generation projects have been in the United States. Over the last two years, however, the Constellation Companies have sought projects in Latin America. As of March 31, 1997, the Constellation Companies had invested about $17.4 million and committed another $6.3 million in power projects in Latin America. In the future, the Constellation Companies' power generation business may be expanding further in both domestic and international projects.


Financial Investments
---------------------
   Earnings from the Constellation Companies' portfolio of financial investments include:

   o  income from marketable securities,
   o  income from financial limited partnerships, and
   o  income from financial guaranty insurance companies.

   In 1997, earnings were higher than in 1996 because of better earnings from marketable securities and increased gains from financial limited partnerships.


Real Estate Development and Senior-Living Facilities
----------------------------------------------------
   The Constellation Companies' real estate development business includes:

   o  land  under  development,
   o  office buildings,
   o  retail projects,
   o  distribution facility projects,
   o  an entertainment, dining, and retail complex in Orlando, Florida,
   o  a mixed-use planned-unit development, and
   o  senior-living facilities.

   Most of these projects are in the Baltimore-Washington corridor. The area has had a surplus of available land and office space in recent years, during a time of low economic growth and corporate downsizings. Our projects have been economically hurt by these conditions. In 1997, earnings from real estate development and senior-living facilities were lower mostly because of a $12 million after-tax write-down of the investment in one project (discussed later in this section).

   The Constellation Companies' real estate portfolio has continued to incur carrying costs and depreciation over the years. Additionally, the Constellation Companies have been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.

   Cash flow from real estate operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash from Constellation Holdings. Constellation Holdings obtained those funds from the cash flow from other Constellation Companies and through additional borrowing.

   We will consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate investments. We believe that until the economy shows sustained growth and there is more demand for new development, our real estate values will not improve much. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict. Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources, changes in the utility industry, and the proposed merger with Potomac Electric Power Company, will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

   It may be helpful for you to understand when we are required, by accounting rules, to write down the value of a real estate investment to market value. A write-down is required in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

   In mid-March we received an unsolicited offer to buy Church Street Station, which is an entertainment, dining, and retail complex in Orlando, Florida. Because of the unique character of Church Street Station and the geographic distance of this project from our other real estate holdings in the Baltimore-Washington corridor, we decided that considering a sale was the appropriate strategy. Based on the accounting rules mentioned above, our decision was a change of intent which required us to write down our investment to the market value. In the first quarter of 1997, the Constellation Companies recorded a $12 million after-tax write-down of the investment in the project. Determining the market value for such a unique project is difficult, but the unsolicited offer is the best indication available to us and we used it to determine the amount of the write-down. Subsequently, other parties have expressed interest in the project and negotiations are ongoing.


BGE Corp. and Subsidiaries - Our Energy Marketing Companies
-----------------------------------------------------------
   BGE Corp. is a wholly owned subsidiary of BGE and serves as the holding company for our three energy marketing businesses:

   o  Constellation Power Source, Inc. - our power marketing business,
   o Constellation Energy Source, Inc. (formerly named BNG, Inc.) - our natural gas brokering business, and
   o BGE Energy Projects & Services, Inc. and Subsidiaries - our energy services business.

   Earnings  per  share  from  our  energy  marketing   subsidiaries   were  not
significant in 1997 or 1996. We describe each subsidiary's business in detail below.

Constellation Power Source
--------------------------
   Constellation Power Source was formed in February 1997 for the purpose of entering the power marketing business. This new business involves the purchase and sale of electric power and electric power derivatives, and related activities including:

   o  power brokering,
   o  power marketing,
   o  risk management activities, and
   o  derivative trading.

Goldman Sachs Power, LLC, an affiliate of Goldman Sachs & Co., the investment banking firm, is the exclusive advisor to Constellation Power Source for risk management and power marketing.


Constellation Energy Source
---------------------------
   Constellation Energy Source (formerly named BNG, Inc.) engages in natural gas brokering and related services for wholesale and retail customers.


BGE Energy Projects & Services, Inc.
------------------------------------
   BGE Energy Projects & Services provides a broad range of customized energy services, including:

   o  private electric and gas distribution systems,
   o  energy consulting,
   o  power quality services, and
   o  campus and multi-building energy systems,

   BGE Energy Projects & Services also provides district energy systems through ComfortLink (a partnership with the Poole & Kent Company).


BGE Home Products & Services, Inc. and its Subsidiary - Our Home Products and
------------------------------------------------------------------------------
Commercial Building Systems Businesses
--------------------------------------

   BGE Home Products & Services engages in:

   o  sales and service of electric and gas appliances,
   o  home improvements, and
   o  sales and service of heating and air conditioning systems.

   This subsidiary had no significant earnings in 1997 or 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Overview
--------
   Our business requires a great deal of capital. Our actual capital requirements for the three months ended March 31, 1997, along with estimated annual amounts for the years 1997 through 1999, are shown below. For the twelve months ended March 31, 1997, our ratio of earnings to fixed charges was 2.88 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.30.

                                   Three Months Ended
                                        March 31         Calendar Year Estimate
                                          1997            1997    1998    1999
                                          ----            ----    ----    ----
                                                       (In millions)
Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
  Electric                                $  53          $ 230    $216    $215
  Gas                                        16             72      70      73
  Common                                      7             33      39      37
                                             --             --      --      --
  Total construction expenditures            76            335     325     325
 AFC                                          2              7       7       7
 Nuclear fuel (uranium purchases
  and processing charges)                     3             49      50      50
 Deferred energy conservation expenditures    7             24      19      18
 Retirement of long-term debt and
  redemption of preference stock              -            165     117     357
                                             ---           ---     ---     ---
 Total utility business
  capital requirements                       88            580     518     757
                                             --            ---     ---     ---

Diversified Business Capital Requirements:
------------------------------------------
 Investment requirements                     40            232     185     205
 Retirement of long-term debt                24            130     210     122
                                             --            ---     ---     ---
 Total diversified business
  capital requirements                       64            362     395     327
                                             --            ---     ---     ---

Total capital requirements                 $152           $942    $913  $1,084
                                           ====           ====    ====  ======


Capital Requirements of Our Utility Business
--------------------------------------------
   Capital requirements for our utility business do not include costs to complete the pending merger with Potomac Electric Power Company. These costs, which are expected to be $150 million, are discussed in the Notes to Consolidated Financial Statements on page 6.

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

   Electric construction expenditures include improvements to generating plants and to our transmission and distribution facilities. Our projections of future electric construction expenditures do not include costs to build more generating units.

   During the twelve months ended March 31, 1997, our utility operations provided about 88% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

   During the three years from 1997 through 1999, we expect utility operations to provide 115% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock. This estimate does not consider the pending merger with Potomac Electric Power Company.

   When we cannot meet utility capital requirements internally, we sell debt and equity securities. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1997 through the date of this report, we issued $87 million of long-term debt and we redeemed $2 million of preference stock.


Security Ratings
----------------
   Independent credit-rating agencies rate our fixed-income securities. The ratings indicate the agencies' assessment of our ability to pay interest, dividends, and principal on these securities. These ratings affect how much it will cost us to sell these securities. The better the rating, the cheaper it is for us to sell. At the date of this report, our securities ratings were as follows:

                           Standard    Moody's
                           & Poors    Investors    Duff & Phelps
                         Rating Group  Service   Credit Rating Co.
                         ------------  -------   -----------------
Mortgage Bonds                A+          A1            AA-
Unsecured Debt                A           A2             A+
Preference Stock              A          "a2"            A


Capital Requirements of Our Diversified Businesses
--------------------------------------------------

   In the past, capital requirements of our diversified businesses only included the Constellation Companies because they had the only significant capital requirements. From time to time, however, our other diversified businesses may develop significant capital requirements. As that occurs, we will include the capital requirements of those businesses in the capital requirements table on page 26. As discussed below under "Diversified Business Investment Requirements," capital requirements for Constellation Power Source and ComfortLink are also included this year.

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


Diversified Business Investment Requirements
--------------------------------------------
   The investment requirements of our diversified businesses include:

   o the Constellation Companies' investments in financial limited partnerships and funding for the development and acquisition of projects, as well as loans made to project partnerships,
   o  ComfortLink's funding for construction of district energy projects, and
   o  funding for growing Constellation Power Source's power marketing business.

   Investment requirements for 1997 through 1999 include estimates of funding for ongoing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 26 due to:

   o  the type and number of projects selected for development,
   o  the effect of market conditions on those projects,
   o  the ability to obtain financing, and
   o  the availability of cash from operations.


Diversified Business Debt and Liquidity
---------------------------------------
   Our diversified businesses plan to meet capital requirements by refinancing debt as it comes due, by additional borrowing, and with cash generated by the businesses. This includes cash from operations, sale of assets, and earned tax benefits. BGE Home Products & Services may also meet capital requirements through sales of receivables.

   If the Constellation Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. For more information, see the discussion of the real estate business and market on page 23.

     On May 5, 1997, the Constellation Companies issued $274 million of three and four-year notes. The three-year notes have an interest rate of 7.50%. The four-year notes have an interest rate of 7.66%. The notes were issued to several institutional investors in a private placement offering. In addition, the Constellation Companies have a $75 million revolving credit agreement and ComfortLink has a $50 million revolving credit agreement to provide additional cash for short-term financial needs.

Part II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

Asbestos
--------
   Since 1993, we have been involved in several actions concerning asbestos. All of the actions together are titled In re Baltimore City Personal Injuries Asbestos Cases in the Circuit Court for Baltimore City, Maryland. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

   The first type are direct claims by individuals exposed to asbestos. We described these claims in a Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 520 individuals that were never employees of the Company each claim $6 million in damages ($2 million compensatory and $4 million punitive). We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

   o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
   o  the names of the individuals' employers, and
   o  the date on which the exposure allegedly occurred.

   The second type are claims by one manufacturer - Pittsburgh Corning Corp. - against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs. We does not know the specific facts necessary to assess our potential liability for these type claims. The specific facts we do not know include;

   o the identity of our facilities containing asbestos manufactured by the manufacturer,
   o  the  relationship  (if any) of each of the individual  plaintiffs to us,
   o the settlement amounts for any individual plaintiffs who are shown to have had a relationship to us, and
   o  the dates on which/places at which the exposure allegedly occurred.

   Until the relevant facts for both type claims are determined, we are unable to estimate what our liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, our potential liability could be material.


Environmental Matters
---------------------
   Our potential environmental liabilities and pending environmental actions are listed in Item 1. Business- Environmental Matters of our 1996 Annual Report on Form 10-K.

   In April, 1997, we received an information request from the Environmental Protection Agency (EPA) concerning the 68th Street Dump Site, also known as the Robb Tyler Dump, located in Baltimore, Maryland. This site is not currently listed as a federal Superfund site, however the State of Maryland has asked the EPA to so designate the site. We understand that the EPA has sent information requests to approximately 30 other parties. We are currently reviewing all relevant documents and interviewing employees involved in waste disposal for the Company from 1950 to 1975, which is the period covered by the EPA's inquiry. Our potential liability cannot be estimated at this time.

---------------------------------------

Item 5. Other Information
-------------------------

Unaudited Pro Forma Combined Condensed Financial Information
------------------------------------------------------------
   The following unaudited pro forma condensed financial information combines our historical consolidated balance sheets and statements of income with those of Potomac Electric Power Company (Pepco) and presents the effect of our proposed merger into Constellation Energy Corporation. As previously disclosed, we plan to complete the merger as soon as we obtain all regulatory approvals, assuming any conditions to the approvals are acceptable.

   The unaudited pro forma combined condensed balance sheet at March 31, 1997 gives effect to the Merger as if it had occurred at March 31, 1997. The unaudited pro forma combined condensed statement of income for the three months ended March 31, 1997, gives effect to the Merger as if it had occurred at
January 1, 1997. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions included in the notes following the financial statements. Constellation Energy Corporation was formed September 22, 1995 and has no assets or operations. Therefore, Constellation Energy Corporation has no financial statements so there has been no audit of such statements.

   The following pro forma financial information was prepared using our consolidated financial statements and related notes that are included in this document and the consolidated financial statements and related notes that are included in Pepco's quarterly filing under the Securities Exchange Act of 1934 (1934 Act). The pro forma information should be read in conjunction with those consolidated financial statements. The pro forma financial information does not necessarily indicate the financial position or operating results that would have occurred if the Merger was consummated on the dates for which the Merger is being given effect nor is it necessarily indicative of future financial position or operating results.

   The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth in this Form 10-Q:

   Balance Sheet as of March 31, 1997
   Income Statement for the Three Months Ended March 31, 1997
   Notes to Consolidated Financial Statements

   The following financial information of Pepco is also set forth in this Form 10-Q:

   Reclassifying Balance Sheet as of March 31, 1997
   Reclassifying Income Statement for the Three Months Ended March 31, 1997


Other Information
-----------------
   Both BGE and Pepco file annual and quarterly reports with the Securities and Exchange Commission (SEC) under the 1934 Act. These are available at the SEC's public reference rooms in Washington, D.C. and New York, New York (call 1-800-SEC-0330 for more information); and at the SEC's web site at http://www.sec.gov. BGE's reports are also available at BGE's web site at http://www.bge.com.

                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                 MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                      BGE                 PEPCO           Pro Forma      Pro Forma
                                                                 (As Reported)      (As Reclassified)    Adjustments      Combined
                                                                 ------------         -------------      ----------   --------------
ASSETS                                                                                 (See Note 5)

Current Assets
   Cash and cash equivalents ...........................         $     69,946          $     54,543          $ -        $   124,489
   Accounts receivable - net ...........................              419,719               221,910            -            641,629
   Materials and supplies ..............................              153,645               143,269            -            296,914
   Prepayments and other ...............................              175,964                21,603            -            197,567
                                                                 ------------          ------------         ------     ------------
      Total current assets .............................              819,274               441,325            -          1,260,599
                                                                 ------------          ------------         ------     ------------
Investments and Other Assets
   Notes receivable ....................................                 --                  57,226            -             57,226
   Real estate projects ................................              519,688                72,476            -            592,164
   Power generation systems ............................              397,815                   847            -            398,662
   Financial investments ...............................              127,511                  --              -            127,511
   Marketable securities ...............................               36,943               310,473            -            347,416
   Investment in finance leases ........................               29,135               493,761            -            522,896
   Operating lease equipment - net .....................                 --                 188,974            -            188,974
   Assets held for disposal ............................                 --                   5,900            -              5,900
   Other investments ...................................              373,501               112,557            -            486,058
                                                                 ------------          ------------         ------     ------------
      Total investments and other assets ...............            1,484,593             1,242,214            -          2,726,807
                                                                 ------------          ------------         ------     ------------
Utility Plant
   Plant in service
      Electric .........................................            6,598,858             6,244,707            -         12,843,565
      Gas ..............................................              798,645                  --              -            798,645
      Common ...........................................              545,019                  --              -            545,019
                                                                 ------------          ------------         ------     ------------
      Total plant in service ...........................            7,942,522             6,244,707            -         14,187,229
   Accumulated depreciation ............................           (2,653,844)           (1,919,736)           -         (4,573,580)
                                                                 ------------          ------------         ------     ------------
   Net plant in service ................................            5,288,678             4,324,971            -          9,613,649
   Construction work in progress .......................              141,813                74,292            -            216,105
   Nuclear fuel - net ..................................              123,521                  --              -            123,521
   Other plant - net ...................................               25,470                26,273            -             51,743
                                                                 ------------          ------------         ------     ------------
      Net utility plant ................................            5,579,482             4,425,536            -         10,005,018
                                                                 ------------          ------------         ------     ------------
Deferred charges
   Regulatory assets ...................................              488,249               465,953            -            954,202
   Other ...............................................               98,331               181,455            -            279,786
                                                                 ------------          ------------         ------     ------------
      Total deferred charges ...........................              586,580               647,408            -          1,233,988
                                                                 ------------          ------------         ------     ------------

                                                                 ============          ============         ======     ============
Total Assets ...........................................         $  8,469,929          $  6,756,483          $ -        $15,226,412
                                                                 ============          ============         ======     ============

See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements


                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                 MARCH 31, 1997
                                 (IN THOUSANDS)


                                                                               BGE              PEPCO        Pro Forma    Pro Forma
                                                                         (As Reported)   (As Reclassified)  Adjustments    Combined
                                                                          -----------        -----------    -----------   ----------
LIABILITIES AND CAPITALIZATION                                                              (See Note 5)

Current Liabilities
   Short-term borrowings .........................................        $   145,685        $   174,540        $ -       $  320,225
   Current portion of long-term debt, ............................               --
      preferred stock, and preference stock ......................            272,954            533,807          -          806,761
   Accounts payable ..............................................            155,012            211,451          -          366,463
   Other .........................................................            258,629            100,711          -          359,340
                                                                          -----------        -----------       ------    -----------
      Total current liabilities ..................................            832,280          1,020,509          -        1,852,789
                                                                          -----------        -----------       ------    -----------
Deferred Credits and Other Liabilities ...........................               --
   Deferred income taxes .........................................          1,291,898          1,025,904          -        2,317,802
   Capital lease obligations .....................................               --              162,322          -          162,322
   Pension and postemployment benefits ...........................            176,852               --            -          176,852
   Other .........................................................            101,851             45,856          -          147,707
                                                                          -----------        -----------       ------    -----------
      Total deferred credits and other liabilities ...............          1,570,601          1,234,082          -        2,804,683
                                                                          -----------        -----------       ------    -----------
Capitalization
   Long-term debt ................................................          2,862,277          2,374,968          -        5,237,245
   Preferred stock ...............................................               --              267,797          -          267,797
   Preference stock ..............................................            344,500               --            -          344,500
   Common shareholders' equity ...................................          2,860,271          1,859,127          -        4,719,398
                                                                          -----------        -----------       ------    -----------
      Total capitalization .......................................          6,067,048          4,501,892          -       10,568,940
                                                                          -----------        -----------       ------    -----------

                                                                          ===========        ===========       ======    ===========
Total Liabilities and Capitalization .............................        $ 8,469,929        $ 6,756,483        $ -      $15,226,412
                                                                          ===========        ===========       ======    ===========


See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                        CONSTELLATION ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                        THREE MONTHS ENDED MARCH 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         BGE               PEPCO            Pro Forma     Pro Forma
                                                                   (As Reported)    (As Reclassified)      Adjustments    Combined
                                                                   -------------      --------------      ------------  ------------
                                                                                        (See Note 5)
Revenues
   Electric ................................................          $  517,297          $  389,060           $ -        $  906,357
   Gas .....................................................             213,708                --               -           213,708
   Diversified businesses ..................................             156,681              39,807             -           196,488
                                                                      ----------          ----------          ------      ----------
      Total revenues .......................................             887,686             428,867             -         1,316,553
                                                                      ----------          ----------          ------      ----------
Operating Expenses
   Electric fuel and purchased energy ......................             135,173             165,525             -           300,698
   Gas purchased for resale ................................             133,254                --               -           133,254
   Operations ..............................................             131,874              51,836             -           183,710
   Maintenance .............................................              39,545              21,173             -            60,718
   Diversified businesses expenses .........................             140,080              20,313             -           160,393
   Depreciation and amortization ...........................              85,599              57,600             -           143,199
   Taxes other than income taxes ...........................              58,245              45,409             -           103,654
                                                                      ----------          ----------          ------      ----------
      Total operating expenses .............................             723,770             361,856             -         1,085,626
                                                                      ----------          ----------          ------      ----------
Income From Operations .....................................             163,916              67,011             -           230,927

Total Other Income .........................................                 963               2,032             -             2,995

                                                                      ----------          ----------          ------      ----------
Income Before Interest and Income Taxes ....................             164,879              69,043             -           233,922
                                                                      ----------          ----------          ------      ----------

Net Interest Expense .......................................              53,350              54,062             -           107,412

                                                                      ----------          ----------          ------      ----------
Income Before Income Taxes .................................             111,529              14,981             -           126,510
                                                                      ----------          ----------          ------      ----------

Income Taxes ...............................................              39,418              (8,001)            -            31,417

                                                                      ----------          ----------          ------      ----------
Net Income .................................................              72,111              22,982             -            95,093
                                                                      ----------          ----------          ------      ----------

Preferred and Preference Stock Dividends ...................               7,884               4,145             -            12,029

                                                                      ==========          ==========          ======      ==========
Earnings Applicable to Common Stock ........................          $   64,227          $   18,837           $ -        $   83,064
                                                                      ==========          ==========          ======      ==========

Average Shares of Common Stock
   Outstanding (Note 2)                                                  147,667             118,499             -           265,811

Earnings Per Share of Common Stock                                         $0.43               $0.16                           $0.31




See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                                 MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                       PEPCO            PEPCO               PEPCO
                                                                                  (As Reported)       (Reclasses)  (As Reclassified)
                                                                                    -----------       -----------        -----------
ASSETS
Current Assets
   Cash and cash equivalents ................................                        $    1,263     $      53,280     $      54,543
   Accounts receivable - net ................................                              --             221,910           221,910
   Customer accounts receivable - net .......................                           119,047          (119,047)             --
   Other accounts receivable - net ..........................                            30,491           (30,491)             --
   Accrued unbilled revenue .................................                            62,976           (62,976)             --
   Materials and supplies ...................................                              --             143,269           143,269
      Fuel ..................................................                            74,243           (74,243)             --
      Construction and maintenance ..........................                            69,026           (69,026)             --
   Prepayments and other ....................................                              --              21,603            21,603
   Prepaid taxes ............................................                            18,004           (18,004)             --
   Other prepaid expenses ...................................                             3,599            (3,599)             --
                                                                                     -----------       -----------       -----------
      Total current assets ..................................                           378,649            62,676           441,325
                                                                                     -----------       -----------       -----------
Investments and Other Assets
   Notes receivable .........................................                              --              57,226            57,226
   Real estate projects .....................................                              --              72,476            72,476
   Power generation systems .................................                              --                 847               847
   Marketable securities ....................................                              --             310,473           310,473
   Investment in finance leases .............................                              --             493,761           493,761
   Operating lease equipment - net ..........................                              --             188,974           188,974
   Assets held for disposal .................................                              --               5,900             5,900
   Other investments ........................................                              --             112,557           112,557
                                                                                     -----------       -----------       -----------
      Total investments and other assets ....................                              --           1,242,214         1,242,214
                                                                                     -----------       -----------       -----------
Utility Plant
   Plant in service
      Electric ..............................................                         6,244,707              --           6,244,707
      Construction work in progress .........................                            74,292           (74,292)             --
      Electric plant held for future use ....................                             4,170            (4,170)             --
      Nonoperating property .................................                            22,976           (22,976)             --
                                                                                     -----------       -----------       -----------
      Total plant in service ................................                         6,346,145          (101,438)        6,244,707
   Accumulated depreciation .................................                        (1,920,609)              873        (1,919,736)
                                                                                     -----------       -----------       -----------
   Net plant in service .....................................                         4,425,536          (100,565)        4,324,971
   Construction work in progress ............................                              --              74,292            74,292
   Other plant - net ........................................                              --              26,273            26,273
                                                                                     -----------       -----------       -----------
      Net utility plant .....................................                         4,425,536              --           4,425,536
                                                                                     -----------       -----------       -----------
Deferred Charges
   Regulatory assets ........................................                              --             465,953           465,953
   Income taxes recoverable through future rates, net .......                           238,517          (238,517)             --
   Conservation costs, net ..................................                           229,684          (229,684)             --
   Unamortized debt reacquisition costs .....................                            54,851           (54,851)             --
   Other ....................................................                           168,268            13,187           181,455
                                                                                     -----------       -----------       -----------
      Total deferred charges ................................                           691,320           (43,912)          647,408
                                                                                     -----------       -----------       -----------
Nonutility Subsidiary Assets
   Cash and cash equivalents ................................                            53,280           (53,280)             --
   Marketable securities ....................................                           310,473          (310,473)             --
   Investment in finance leases .............................                           493,761          (493,761)             --
   Operating lease equipment - net ..........................                           188,974          (188,974)             --
   Assets held for disposal .................................                             5,900            (5,900)             --
   Receivables - net ........................................                            66,622           (66,622)             --
   Other investments ........................................                           185,880          (185,880)             --
   Other assets .............................................                            16,133           (16,133)             --
                                                                                     -----------       -----------       -----------
      Total nonutility subsidiary assets ....................                         1,321,023        (1,321,023)             --
                                                                                     -----------       -----------       -----------

                                                                                     ===========       ===========       ===========
Total Assets ................................................                       $ 6,816,528       $   (60,045)       $6,756,483
                                                                                     ===========       ===========       ===========

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                                 MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                         PEPCO             PEPCO            PEPCO
                                                                                     As Reported)      (Reclasses) (As Reclassified)
                                                                                      ----------        -----------     -----------
LIABILITIES AND CAPITALIZATION
Current Liabilities
   Short-term borrowings ......................................                       $  173,540       $    1,000        $  174,540
   Current portion of long-term debt
      and preferred stock .....................................                          200,985          332,822           533,807
   Accounts payable and accrued expenses ......................                          143,565           67,886           211,451
   Capital lease obligation due within one year ...............                           20,772          (20,772)             --
   Other ......................................................                           79,939           20,772           100,711
                                                                                      ----------        ----------       ----------
      Total current liabilities ...............................                          618,801          401,708         1,020,509
                                                                                      ----------        ----------       ----------
Deferred Credits and Other Liabilities
   Deferred income taxes ......................................                          986,453           39,451         1,025,904
   Deferred investment tax credits ............................                           60,045          (60,045)             --
   Capital lease obligations ..................................                             --            162,322           162,322
   Other ......................................................                           39,398            6,458            45,856
                                                                                      ----------        ----------       ----------
      Total deferred credits and other liabilities ............                        1,085,896          148,186         1,234,082
                                                                                      ----------        ----------       ----------
Other Noncurrent Liabilities
   Capital lease obligations ..................................                          162,322         (162,322)             --
                                                                                      ----------        ----------       ----------
      Total other noncurrent liabilities ......................                          162,322         (162,322)             --
                                                                                      ----------        ----------       ----------
Capitalization
   Long-term debt .............................................                        1,718,310          656,658         2,374,968
   Preferred stock ............................................                             --            267,797           267,797
   Serial preferred stock .....................................                          125,297         (125,297)             --
   Redeemable serial preferred stock ..........................                          142,500         (142,500)             --
   Common shareholders' equity ................................                             --          1,859,127         1,859,127
   Common stock ...............................................                          118,497         (118,497)             --
   Other common equity ........................................                        1,740,630       (1,740,630)             --
                                                                                      ----------        ----------       ----------
      Total capitalization ....................................                        3,845,234          656,658         4,501,892
                                                                                      ----------        ----------       ----------
Nonutility Subsidiary Liabilities
   Long-term debt .............................................                          989,480         (989,480)             --
   Short-term notes payable ...................................                            1,000           (1,000)             --
   Deferred taxes and other ...................................                          113,795         (113,795)             --
                                                                                      ----------        ----------       ----------
      Total nonutility subsidiary liabilities .................                        1,104,275       (1,104,275)             --
                                                                                      ----------        ----------       ----------

                                                                                      ==========        ==========       ==========
Total Liabilities and Capitalization ..........................                       $6,816,528        $ (60,045)       $6,756,483
                                                                                      ==========        ==========       ==========

                                      PEPCO
                        RECLASSIFYING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                           PEPCO            PEPCO            PEPCO
                                                                                       (As Reported)    (Reclasses)(As Reclassified)
                                                                                         ---------        ---------        ---------
Revenues
   Electric .....................................................                        $ 389,060        $   --            389,060
   Diversified businesses .......................................                            --             39,807           39,807
                                                                                         ---------        ---------        ---------
      Total revenues ............................................                          389,060          39,807          428,867
                                                                                         ---------        ---------        ---------
Operating Expenses
   Electric fuel and purchased energy ...........................                            --            165,525          165,525
   Fuel .........................................................                          78,507          (78,507)            --
   Purchased energy .............................................                          51,074          (51,074)            --
   Capacity purchase payments ...................................                          35,944          (35,944)            --
   Operations ...................................................                          51,836             --             51,836
   Maintenance ..................................................                          21,173             --             21,173
   Diversified businesses expenses ..............................                            --             20,313           20,313
   Depreciation and amortization ................................                          57,600             --             57,600
   Income taxes .................................................                           5,295           (5,295)            --
   Taxes other than income taxes ................................                          45,409             --             45,409
                                                                                         ---------        ---------        ---------
      Total operating expenses ..................................                         346,838           15,018          361,856
                                                                                         ---------        ---------        ---------
Income From Operations ..........................................                          42,222           24,789           67,011

Other Income
   Nonutility subsidiary income .................................                          39,807          (39,807)            --
   Expenses, including interest and income taxes ................                         (26,357)          26,357             --
                                                                                         ---------        ---------        ---------
      Net earnings from nonutility subsidiary ...................                          13,450          (13,450)            --
   Allowance for other funds used during construction
      and capital cost recovery factor ..........................                           1,660             --              1,660
   Other, net ...................................................                             686             (314)             372
                                                                                         ---------        ---------        ---------
      Total Other Income.........................................                          15,796          (13,764)           2,032
                                                                                         ---------        ---------        ---------
                                                                                         ---------        ---------        ---------
Income Before Interest and Income Taxes .........................                          58,018           11,025           69,043
                                                                                         ---------        ---------        ---------
Interest Expense
   Interest on debt .............................................                          34,744             --             34,744
   Other ........................................................                           2,098             --              2,098
   Subsidiary interest expense ..................................                            --             19,026           19,026
   Allowance for borrowed funds used during construction
      and capital cost recovery factor ..........................                          (1,806)            --             (1,806)
                                                                                         ---------        ---------        ---------
      Net Interest Expense ......................................                          35,036           19,026           54,062
                                                                                         ---------        ---------        ---------
                                                                                         ---------        ---------        ---------
Income Before Income Taxes ......................................                          22,982           (8,001)          14,981
                                                                                         ---------        ---------        ---------
Income Taxes
   Income taxes-utility .........................................                            --              5,295            5,295
   Income taxes-nonoperating ....................................                            --               (314)            (314)
   Income taxes-subsidiary ......................................                            --            (12,982)         (12,982)
                                                                                         ---------        ---------        ---------
      Total Income Taxes ........................................                            --             (8,001)          (8,001)
                                                                                         ---------        ---------        ---------
                                                                                         ---------        ---------        ---------
Net Income ......................................................                          22,982             --             22,982
                                                                                         ---------        ---------        ---------
Preferred Dividends .............................................                           4,145             --              4,145
                                                                                         =========        =========        =========
Earnings Applicable to Common Stock .............................                        $ 18,837         $   --           $ 18,837
                                                                                         =========        =========        =========
Average Shares of Common Stock Outstanding                                                118,499                           118,499

Earnings Per Share of Common Stock                                                          $0.16                             $0.16

Notes to Unaudited Pro Forma Combined Condensed Financial Statements
--------------------------------------------------------------------

1.The revenues, expenses, assets, and liabilities of Pepco's nonregulated subsidiaries have been reclassified to conform with the presentation used by BGE. The effect of accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2.Pro forma per common share amounts give effect to the conversion of each share of BGE and Pepco Common Stock into 1 share and .997 share, respectively of Constellation Energy Corporation Common Stock. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

3.The allocation between BGE and Pepco and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of these estimated cost savings, the costs to achieve such savings, or transaction costs have been reflected in the pro forma combined condensed financial statements.

4.Intercompany transactions between BGE and Pepco during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

5.The  Pepco  reclassifying   information  reflects  the  reclassifying  entries
  necessary to adjust Pepco's consolidated balance sheet and statement of income presentation to be consistent with the presentation expected to be used by Constellation Energy Corporation.

---------------------------------------

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

          Exhibit No. 27       Financial Data Schedule.

        *Incorporated by Reference.



     (b)  Reports on Form 8-K for the quarter ended March 31,
          1997:



             Date Filed                  Items Reported
             ----------                  --------------
          February 26, 1997          Item 5.  Other Events
                                     Item 7.  Financial
                                     Statements and Exhibits


            March 7, 1997            Item 5.  Other Events
                                     Item 7.  Financial
                                     Statements and Exhibits



                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BALTIMORE GAS AND ELECTRIC COMPANY
                                 ----------------------------------
                                            (Registrant)


Date  May 14, 1997                       /s/  D. A. Brune
      ------------                   ------------------------
                                    D. A. Brune, Vice President
                                  on behalf of the Registrant and
                                   as Principal Financial Officer

                                  EXHIBIT INDEX

      Exhibit
      Number
      ------

        2*                Registration Statement on Form S-4 of
                          Constellation Energy Corporation, as
                          amended, which became effective
                          February 9, 1996, Registration No. 33-
                          64799.

        12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

        27                Financial Data Schedule.


     *Incorporated by Reference.