Form 10-Q
period 1997-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1997-08-13
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended June 30, 1997
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

Yes   X        No


Common Stock, without par value - 147,667,114 shares outstanding on July 31, 1997.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             Quarter Ended June 30,       Six Months Ended June 30,
                                                                           --------------------------     -------------------------

                                                                               1997            1996           1997           1996
                                                                           -----------    -----------     ----------     ----------

                                                                                     (In Thousands, Except Per-Share Amounts)
Revenues
  Electric .............................................................   $   498,066    $   517,780    $ 1,015,362    $ 1,072,224
  Gas ..................................................................        92,338         93,515        306,046        312,779
  Diversified businesses ...............................................       156,032        120,412        312,714        208,034
                                                                           -----------    -----------    -----------    -----------
  Total revenues .......................................................       746,436        731,707      1,634,122      1,593,037
                                                                           -----------    -----------    -----------    -----------
Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy ...................................       112,836        120,704        248,008        274,556
  Disallowed replacement energy costs ..................................          --            6,764           --            6,764
  Gas purchased for resale .............................................        48,167         49,384        181,421        178,412
  Operations ...........................................................       133,157        130,196        265,031        262,364
  Maintenance ..........................................................        62,650         60,811        102,195         95,252
  Diversified businesses - selling, general, and administrative ........       127,417         84,251        249,047        151,824
  Write-downs of real estate investments ...............................        49,146           --           67,596           --
  Depreciation and amortization ........................................        85,186         82,332        170,786        167,730
  Taxes other than income taxes ........................................        49,078         48,628        107,323        106,183
                                                                           -----------    -----------    -----------    -----------
  Total expenses other than interest and income taxes ..................       667,637        583,070      1,391,407      1,243,085
                                                                           -----------    -----------    -----------    -----------
Income From Operations .................................................        78,799        148,637        242,715        349,952
                                                                           -----------    -----------    -----------    -----------
Other Income
  Allowance for equity funds used during construction ..................         1,206          2,006          2,416          3,971
  Equity in earnings of Safe Harbor Water Power Corporation ............         1,231          1,123          2,461          2,247
  Net other income and deductions ......................................        (1,384)        (1,950)        (2,861)        (4,098)
                                                                           -----------    -----------    -----------    -----------
  Total other income ...................................................         1,053          1,179          2,016          2,120
                                                                           -----------    -----------    -----------    -----------
Income Before Interest and Income Taxes ................................        79,852        149,816        244,731        352,072
                                                                           -----------    -----------    -----------    -----------
Interest Expense
  Interest charges .....................................................        59,827         53,054        116,114        105,772
  Capitalized interest .................................................        (1,740)        (3,416)        (4,024)        (6,568)
  Allowance for borrowed funds used during construction ................          (653)        (1,083)        (1,306)        (2,146)
                                                                           -----------    -----------    -----------    -----------
  Net interest expense .................................................        57,434         48,555        110,784         97,058
                                                                           -----------    -----------    -----------    -----------
Income Before Income Taxes .............................................        22,418        101,261        133,947        255,014
                                                                           -----------    -----------    -----------    -----------
Income Taxes
  Current ..............................................................        24,798         23,232         68,838         70,131
  Deferred .............................................................       (15,467)        15,387        (18,208)        23,372
  Investment tax credit adjustments ....................................        (1,883)        (1,911)        (3,764)        (3,823)
                                                                           -----------    -----------    -----------    -----------
  Total income taxes ...................................................         7,448         36,708         46,866         89,680
                                                                           -----------    -----------    -----------    -----------
Net Income .............................................................        14,970         64,553         87,081        165,334

Preferred and Preference Stock Dividends ...............................         7,874         12,104         15,758         21,768
                                                                           -----------    -----------    -----------    -----------
Earnings Applicable to Common Stock ....................................   $     7,096    $    52,449    $    71,323    $   143,566
                                                                           ===========    ===========    ===========    ===========

Average Shares of Common Stock Outstanding                                    147,667        147,527         147,667        147,527

Earnings Per Share of Common Stock                                              $0.05          $0.36           $0.48          $0.97

Dividends Declared Per Share of Common Stock                                    $0.41          $0.40           $0.81          $0.79


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,                December 31,
                                                                                               1997*                      1996
                                                                                          -----------------         ---------------
                                                                                                         (In Thousands)
ASSETS
Current Assets
  Cash and cash equivalents ........................................................            $   271,212             $    66,708
  Accounts receivable (net of allowance for uncollectibles .........................                400,483                 419,479
        of $16,416 and $18,028 respectively)
  Trading securities ...............................................................                 84,956                  68,794
  Fuel stocks ......................................................................                 80,173                  87,073
  Materials and supplies ...........................................................                166,320                 147,729
  Prepaid taxes other than income taxes ............................................                  3,049                  64,763
  Deferred income taxes ............................................................                   --                     2,943
  Other ............................................................................                 39,051                  44,709
                                                                                                -----------             -----------
  Total current assets .............................................................              1,045,244                 902,198
                                                                                                -----------             -----------
Investments and Other Assets
  Real estate projects .............................................................                440,846                 525,765
  Power generation systems .........................................................                404,868                 379,130
  Financial investments ............................................................                198,037                 204,443
  Nuclear decommissioning trust fund ...............................................                128,723                 116,368
  Net pension asset ................................................................                 96,849                  84,510
  Safe Harbor Water Power Corporation ..............................................                 34,385                  34,363
  Senior living facilities .........................................................                 46,351                  36,415
  Other ............................................................................                 99,019                  92,171
                                                                                                -----------             -----------
  Total investments and other assets ...............................................              1,449,078               1,473,165
                                                                                                -----------             -----------
Utility Plant
  Plant in service
    Electric .......................................................................              6,644,436               6,514,950
    Gas ............................................................................                813,672                 776,973
    Common .........................................................................                544,790                 523,485
                                                                                                -----------             -----------
    Total plant in service .........................................................              8,002,898               7,815,408
  Accumulated depreciation .........................................................             (2,715,425)             (2,613,355)
                                                                                                -----------             -----------
  Net plant in service .............................................................              5,287,473               5,202,053
  Construction work in progress ....................................................                158,600                 221,857
  Nuclear fuel (net of amortization) ...............................................                128,427                 132,937
  Plant held for future use ........................................................                 25,470                  25,503
                                                                                                -----------             -----------
  Net utility plant ................................................................              5,599,970               5,582,350
                                                                                                -----------             -----------
Deferred Charges
  Regulatory assets (net) ..........................................................                464,514                 512,279
  Other ............................................................................                108,475                  80,978
                                                                                                -----------             -----------
  Total deferred charges ...........................................................                572,989                 593,257
                                                                                                -----------             -----------
TOTAL ASSETS .......................................................................            $ 8,667,281             $ 8,550,970
                                                                                                ===========             ===========


* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,                December 31,
                                                                                               1997*                     1996
                                                                                          -----------------         ---------------
                                                                                                         (In Thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term borrowings ............................................................            $   116,900             $   333,185
  Current portions of long-term debt and preference stock ..........................                324,783                 280,772
  Accounts payable .................................................................                147,536                 172,889
  Customer deposits ................................................................                 28,419                  27,993
  Accrued taxes ....................................................................                  3,247                   6,473
  Accrued interest .................................................................                 61,356                  57,440
  Dividends declared ...............................................................                 68,402                  66,950
  Accrued vacation costs ...........................................................                 38,872                  34,351
  Other ............................................................................                 23,486                  37,046
                                                                                                -----------             -----------
  Total current liabilities ........................................................                813,001               1,017,099
                                                                                                -----------             -----------
Deferred Credits and Other Liabilities
  Deferred income taxes ............................................................              1,276,242               1,300,174
  Postretirement and postemployment benefits .......................................                180,530                 169,253
  Decommissioning of federal uranium enrichment facilities .........................                 38,599                  38,599
  Other ............................................................................                 64,542                  65,463
                                                                                                -----------             -----------
  Total deferred credits and other liabilities .....................................              1,559,913               1,573,489
                                                                                                -----------             -----------
Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ............................................              1,619,357               1,619,357
  Other long-term debt of BGE ......................................................                937,785                 732,000
  Long-term debt of Constellation Companies ........................................                819,105                 607,727
  Long-term debt of other diversified businesses ...................................                 22,000                  12,000
  Unamortized discount and premium .................................................                (14,317)                (14,543)
  Current portion of long-term debt ................................................               (221,783)               (197,772)
                                                                                                -----------             -----------
  Total long-term debt .............................................................              3,162,147               2,758,769
                                                                                                -----------             -----------
Redeemable Preference Stock ........................................................                216,000                 217,500
  Current portion of redeemable preference stock ...................................               (103,000)                (83,000)
                                                                                                -----------             -----------
  Total redeemable preference stock ................................................                113,000                 134,500
                                                                                                -----------             -----------
Preference Stock Not Subject to Mandatory Redemption ...............................                210,000                 210,000
                                                                                                -----------             -----------
Common Shareholders' Equity
  Common stock .....................................................................              1,431,748               1,429,942
  Retained earnings ................................................................              1,370,778               1,419,065
  Net unrealized gain on available-for-sale securities .............................                  6,694                   8,106
                                                                                                -----------             -----------
  Total common shareholders' equity ................................................              2,809,220               2,857,113
                                                                                                -----------             -----------
  Total capitalization .............................................................              6,294,367               5,960,382
                                                                                                -----------             -----------
TOTAL LIABILITIES AND CAPITALIZATION ...............................................            $ 8,667,281             $ 8,550,970
                                                                                                ===========             ===========

* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       Six Months Ended June 30,
                                                                                                -----------------------------------
                                                                                                      1997                  1996
                                                                                                ---------------          ----------
                                                                                                              (In Thousands)
Cash Flows From Operating Activities
  Net income ...............................................................................          $  87,081           $ 165,334
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization ..........................................................            195,730             191,549
    Deferred income taxes ..................................................................            (18,208)             23,372
    Investment tax credit adjustments ......................................................             (3,764)             (3,823)
    Deferred fuel costs ....................................................................             27,738              20,060
    Disallowance of replacement energy costs ...............................................               --                 6,764
    Accrued pension and postemployment benefits ............................................               (116)             (9,999)
    Write-downs of real estate investments .................................................             67,596                --
    Allowance for equity funds used during construction ....................................             (2,416)             (3,971)
    Equity in earnings of affiliates and joint ventures (net) ..............................            (15,604)            (22,944)
    Changes in current assets, other than sale of accounts receivable ......................             57,882              26,530
    Changes in current liabilities, other than short-term borrowings .......................            (31,943)            (49,651)
    Other ..................................................................................               (816)             23,352
                                                                                                      ---------           ---------
  Net cash provided by operating activities ................................................            363,160             366,573
                                                                                                      ---------           ---------
Cash Flows From Financing Activities
  Net issuance (maturity) of short-term borrowings .........................................           (207,500)             (4,460)
  Proceeds from issuance of long-term debt .................................................            519,557             161,346
  Reacquisition of long-term debt ..........................................................           (102,219)            (70,615)
  Reacquisition of preferred and preference stock ..........................................             (1,500)            (63,559)
  Common stock dividends paid ..............................................................           (118,133)           (115,071)
  Preferred and preference stock dividends paid ............................................            (15,767)            (19,785)
  Other ....................................................................................              1,201                (436)
                                                                                                      ---------           ---------
  Net cash provided by (used in) financing activities ......................................             75,639            (112,580)
                                                                                                      ---------           ---------
Cash Flows From Investing Activities
  Utility construction expenditures (including AFC) ........................................           (166,006)           (164,747)
  Allowance for equity funds used during construction ......................................              2,416               3,971
  Nuclear fuel expenditures ................................................................            (17,078)            (15,125)
  Deferred energy conservation expenditures ................................................            (13,149)            (14,735)
  Contributions to nuclear decommissioning trust fund ......................................             (8,816)            (16,667)
  Costs to achieve the proposed merger .....................................................            (22,355)             (4,897)
  Purchases of marketable equity securities ................................................             (9,904)            (22,709)
  Sales of marketable equity securities ....................................................             21,488              24,223
  Other financial investments ..............................................................               (853)              5,938
  Real estate projects .....................................................................             23,388             (19,913)
  Power generation systems .................................................................            (17,193)             (9,798)
  Other ....................................................................................            (26,233)             (4,943)
                                                                                                      ---------           ---------
  Net cash used in investing activities ....................................................           (234,295)           (239,402)
                                                                                                      ---------           ---------
Net Increase in Cash and Cash Equivalents ..................................................            204,504              14,591
Cash and Cash Equivalents at Beginning of Period ...........................................             66,708              23,443
                                                                                                      ---------           ---------
Cash and Cash Equivalents at End of Period .................................................          $ 271,212           $  38,034
                                                                                                      =========           =========
Other Cash Flow Information Cash paid (received) during the period for:
    Interest (net of amounts capitalized)                                                             $ 100,569           $  96,790
    Income taxes                                                                                      $  57,901           $  74,759

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


ACCOUNTING STANDARDS ISSUED
---------------------------
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 regarding earnings per share which requires us to present basic and diluted earnings per share in our financial statements. We must adopt the requirements of this standard in our financial statements for the year ended December 31, 1997.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 about reporting comprehensive income and SFAS No. 131 regarding disclosures about operating segments. We must adopt the requirements of SFAS No. 130 in our financial statements for the quarter ended March 31, 1998 and adopt the requirements of SFAS No. 131 in our financial statements for the year ended December 31, 1998.

   Adoption of these standards is not expected to have a material impact on our financial results or financial statement disclosures.


BGE FINANCING ACTIVITY
----------------------

Issuances
---------
   We issued the following long-term debt during the period from January 1, 1997 through the date of this report:

                                             Date        Net         Put Option
                               Principal    Issued     Proceeds         Dates
                               ---------    ------     --------      -----------
 Medium-Term Notes, Series D
   Floating Rate, Due 1999    $87,000,000    3/97    $86,826,000         -
 Medium-Term Notes, Series E
    6.75%, Due 2012           $60,000,000    6/97    $59,700,000  June 2002  and
                                                                  June 2007
    6.75%, Due 2012           $25,000,000    6/97    $24,862,500  June 2004  and
                                                                  June 2007
    6.73%, Due 2012           $25,000,000    6/97    $24,862,500  June 2004  and
                                                                  June 2007
    6.66%, Due 2006           $25,000,000    7/97    $24,862,500        -

 Pollution Control Loan
   Variable Rate, Due 2027     $8,785,000    6/97     $8,582,493        -

   As noted above, some of the medium-term notes include a "put option." These put options allow the holders to sell their notes back to BGE on the put option dates at a price equal to 100% of the principal amount.


Early Redemptions
-----------------
   We redeemed some of our long-term debt and preference stock prior to their maturity dates or required redemption dates during the period from January 1, 1997 through the date of this report.

   We redeemed or announced the redemption of the following bonds in connection with the annual sinking fund required by our mortgage indenture:

                                              Date   of        Price
                                 Principal    Redemption       Paid
                                 ---------    ----------       ----

  Various Bond Series              $250,000     8/1/97        Various
  7-1/8% Series, Due 1/1/2002   $16,060,000    8/28/97         100%

   In addition, we made the following preference stock redemptions. Some were mandatory under sinking fund provisions and others were optional.

                                                Date            Price
                                   Shares     Redeemed        Per Share
                                   ------     --------        ---------

  8.625%,  1990  Series            260,000      7/1/97          $100
  7.85%, 1991 Series               140,000      7/1/97          $100

   In the future, we may purchase some of our long-term debt or preference stock in the market. This will depend on market conditions and our capital structure, including our mix of secured and unsecured debt.


DIVERSIFIED BUSINESS FINANCING MATTERS
--------------------------------------
   Please refer to Management's Discussion and Analysis-Capital Requirements of Our Diversified Businesses on page 31 for additional information about the debt of our diversified businesses.


UPDATE ON PENDING  MERGER WITH  POTOMAC  ELECTRIC  POWER  COMPANY  (PEPCO) - ONE
--------------------------------------------------------------------------------
REGULATORY APPROVAL CONTAINS UNACCEPTABLE CONDITIONS
----------------------------------------------------

Background
----------

   As previously disclosed, in September 1995, we agreed with a neighboring utility, Pepco, to merge together into a new company, Constellation EnergyTM Corporation, after all necessary regulatory approvals were received. On April 16, 1997, we received two of the necessary approvals related to the merger, but one of the approvals contains unacceptable conditions.

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

   A Registration Statement on Form S-4 (Registration No. 33- 64799) discusses in detail:

   o  the reasons for the merger,
   o the terms and conditions contained in the merger agreement (which terminates March 31, 1998),
   o  the regulatory approvals required prior to closing the merger, and
   o  other related matters.

That document is included as an exhibit to this Report on Form 10- Q by incorporation by reference. Important updates about the status of regulatory approvals needed before the merger can close are provided regularly in our Reports on Forms 10-K, 10-Q, and 8- K. Also see additional information about these approvals on the following pages.


An Important  Condition  to Our  Obligation  to  Close  the  Merger
---------------------------------------------------------------------
   The merger agreement includes conditions to BGE's and Pepco's obligations to close the merger. One condition is that no necessary regulatory approval, like the Maryland PSC order:

   would have, or be reasonably likely to have, a material adverse effect on the business, operations, properties, assets, condition (financial or otherwise), prospects, or results of operations of Constellation Energy Corporation.


Maryland PSC Order Approving the Merger Contains Unacceptable Financial Terms
-----------------------------------------------------------------------------
   Although the Maryland PSC approved the merger, its April 16, 1997 order imposed a number of conditions that, together, in BGE's opinion would produce an unacceptable financial result for Constellation Energy Corporation. BGE and Pepco had proposed a regulatory plan to the Maryland and District of Columbia Public Service Commissions that was designed to share the merger benefits equitably between the shareholders and customers. The Maryland PSC order included a number of conditions that, together, deny the shareholders a reasonable opportunity to receive savings associated with the merger. Absent a change in the order's negative financial implications to Constellation Energy Corporation and its shareholders, the merger could not proceed.

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

                                                                 BGE/Pepco
                      Maryland PSC         BGE/Pepco          Application for
                          Order         Original Filing          Rehearing
                          -----         ---------------          ---------
                                   (all dollars in millions)

Up-Front Rate              $56                 $0                    $26
Reduction                (75% of           (synergy                (50/50
                         savings)           sharing                sharing)
                                          giveback at
                                           year-end)


Base Rate Freeze         3 years        January 1,2000             4 years
                      (from merger      (approximately          (from merger
                          date)           2.5 years)                 date)


Purchased Capacity      None for           Surcharge               Surcharge
Surcharge               Panda and           for all                 for all
(Approx. $100          Ohio Edison        Maryland PSC            Maryland PSC
million combined        contracts          approved                 approved
annual increase by                         contracts                contracts
1999 in Maryland       (subject to        (no earnings            (no earnings
and the District        earnings             tests)                  tests)
of Columbia in            test)
purchased capacity
costs)


Return on Equity          11.4%               13%                    11.9%
Threshold for
Synergy Sharing


Costs to Achieve the   5 years for           3 years                4 years
Merger Reflected in     employee          (rate freeze            (rate freeze
Calculation for        termination           period)                period)
Synergy Sharing         costs, 10
Purposes                years for
                       other costs


Accounting Treatment   Same as for         Same as for             Write off
for Costs to Achieve     synergy             synergy                in year
the Merger*              sharing             sharing                merger
                        purposes            purposes                occurs

*As of June 30, 1997, BGE had deferred approximately $57 million of costs to achieve the merger. If the merger does not occur, BGE will write off all or a portion of these costs. The total costs expected to be incurred by BGE and Pepco are estimated to be $150 million.

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

   The IBEW has intervened in many of the regulatory proceedings about the merger, including the Maryland PSC proceeding. On May 1, 1997, the IBEW appealed the Maryland PSC's order to the Circuit Court of Baltimore County. The union asked the Court to reverse the PSC's approval of the merger. In past proceedings, the Maryland PSC has taken the position that once an appeal is filed with the Circuit Court following the PSC's issuance of an order, the Maryland PSC loses its jurisdiction to reconsider or modify the order. BGE believes the Maryland PSC retains jurisdiction and that the most appropriate forum for consideration of its modified rate plan is the Maryland PSC. Also, the Maryland PSC order contains certain mathematical errors in calculating the rate reduction which as a matter of law should require that the order be remanded. For these reasons, BGE and Pepco filed with the Circuit Court on May 9, 1997 a motion to have the order remanded to the Maryland PSC for further consideration.

     On July 28, 1997 the Circuit Court accepted a correction to the PSC order that reduced the up-front rate reduction to $47 million. The court then denied the motion to remand the order, scheduled dates for filing memoranda, and scheduled the appeal for hearing on October 20, 1997. BGE is examining all avenues to have the order addressed by the Maryland PSC, but that is unlikely to occur prior to the Circuit Court's processing of the appeal.


Where to Find the Maryland PSC Order
------------------------------------
   The Maryland PSC order approving the merger is available at the Maryland PSC web site at http://www.psc.state.md.us/psc/. You may also get a copy of the order by calling us at (410)783-5920 or by writing to Baltimore Gas and Electric Company, Shareholder Services, P.O. Box 1642, Baltimore, Maryland 21203-1642.


District of Columbia Public Service Commission (D.C. PSC)
---------------------------------------------------------
   Hearings at the D.C. PSC on our proposed regulatory plan and the applicability of an antimerger law concluded during the first quarter of 1997. On August 5, 1997 the D.C. PSC concluded that the antimerger law does not apply to mergers and consolidations and, therefore, does not impact the merger. No decision has been rendered on the regulatory plan.

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


Federal  Energy  Regulatory  Commission  (FERC)
-------------------------------------------------
   On April 16, 1997, the FERC unanimously approved the merger without any conditions.


ENVIRONMENTAL MATTERS
---------------------
   The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

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

   In July 1997, the government published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. These standards may require increased controls at our fossil generating plants in the future. We cannot estimate the cost of these increased controls at this time because the states, including Maryland, still need to determine what reductions in pollutants will be necessary to meet the federal standards.

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

   Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. The specific remedial actions for this site are being developed. Based on several remedial action options for all sites, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheet and have deferred these costs, net of accumulated amortization, as a regulatory asset (we discuss this further in Note 5 of our 1996 Annual Report on Form 10-K). We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).


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

   For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from industry mutual insurance companies. If an outage at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 21 weeks, we have up to $473.2 million per unit of insurance, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a singular insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutuals, we could be assessed along with other policyholders. Our share could be up to $35 million.


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


CALIFORNIA POWER PURCHASE AGREEMENTS
------------------------------------
    ConstellationTM Holdings, Inc. and Subsidiaries, together known as the Constellation Companies, has ownership interests in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

   Three projects have already begun supplying electricity at variable rates and six other projects transition to variable rates later in 1997 or in 1998. This means the Constellation Companies could experience lower earnings from those projects. However, the remaining projects, which will continue to supply electricity at fixed rates, are expected to have higher revenues in 1997 and 1998. These higher revenues may offset the lower revenues from the variable-rate projects during those years.

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


CONSTELLATION REAL ESTATE
-------------------------
   We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate investments. We believe that until the economy shows sustained growth and there is more demand for new development, our real estate values will not improve much. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict. Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources, changes in the utility industry, and the proposed merger with Pepco, will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

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

   In the second quarter of 1997, the Constellation Companies recorded a $31.9 million after-tax write-down of the investment in a mixed-use, planned-unit development named Piney Orchard. The development, located in the Baltimore-Washington corridor, has been economically hurt by a prolonged period of low economic growth in the corridor. While the project is successful operationally, delays in the rebound of the real estate market caused delays in completion of phases of the development and sales which drove up project costs, specifically carrying costs which include interest expenses.

   Under applicable accounting rules we are required to write down the value of a real estate investment if expected cash flow from the project is less than the investment in the project. The write-down discussed above was recorded because the expected cash flow from the Piney Orchard project was less than the Constellation Companies' investment in the project. This was due primarily to carrying costs which include interest expenses.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------


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

   As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters and the six month periods ended June 30, 1997 and 1996. In Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

   BGE and Potomac Electric Power Company (Pepco) have agreed to merge into a new company named Constellation Energy Corporation. We plan to complete the merger as soon as we obtain all regulatory approvals, assuming any conditions to the approvals are acceptable. One such approval, an order from the Maryland Public Service Commission (Maryland PSC), contains unacceptable financial conditions. The merger will not occur unless these conditions are modified. We discuss these matters in more detail in the Notes to Consolidated Financial Statements on page 7 and in a Registration Statement on Form S-4 (Registration No. 33-64799). If the merger occurs, it will impact many of the matters discussed in Management's Discussion and Analysis including earnings, results of electric operations, expenses, liquidity, and capital resources.

   The electric utility industry is undergoing rapid and substantial change. Competition is increasing. The regulatory environment (federal and state) is shifting. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 18 in Management's Discussion and Analysis. They are discussed in detail in our 1996 Annual Report on Form 10-K. We continuously evaluate these changes. Based on the evaluations, we refine short and long term business plans with the primary goal of protecting our security holders' investments and providing them with superior returns on their investment in BGE.

   In order to support this primary goal, we also focus on other groups who impact our primary goal. For example, we stress providing low cost, reliable power to our electric customers. As you read Management's Discussion and Analysis, many of our initiatives to support our primary goal are mentioned. These include the proposed merger with Pepco, designed to position us to remain competitive as the industry changes (assuming it is possible to obtain reasonable regulatory approvals), and our diversification effort. We enter new businesses which we believe will support our primary goal. For example, new businesses may be opportunities to:

   o  provide customers of our core energy business additional services, or
   o  attract  new  customers  for our core  energy  business,  or
   o  expand  our diversified stream of revenues.

   We believe our newest subsidiary, Constellation Power Source, Inc., will provide an opportunity to satisfy all three criteria. Its proposed power marketing business is described in detail under Diversified Businesses on page 28.

RESULTS  OF  OPERATIONS  FOR THE  QUARTER  AND SIX MONTHS  ENDED  JUNE 30,  1997
--------------------------------------------------------------------------------
COMPARED WITH THE CORRESPONDING PERIODS OF 1996
-----------------------------------------------
     In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.


OVERVIEW
--------

Total Earnings per Share of Common Stock
----------------------------------------
                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                    -------         -------
                                  1997   1996     1997    1996
                                  ----   ----     ----    ----
Earnings per share from
 current-year operations:
 Utility business                $ .23   $ .29   $ .62   $ .86
 Diversified businesses           (.18)    .10    (.14)    .14
                                  ----     ---    ----     ---
 Total earnings per share from
   current-year operations         .05     .39     .48    1.00
Disallowed replacement
 energy costs                      .00    (.03)    .00    (.03)
                                   ---    ----     ---    ----
Total earnings per share         $ .05   $ .36   $ .48   $ .97
                                 =====   =====   =====   =====


Quarter Ended June 30, 1997
---------------------------
   Our total earnings for the quarter ended June 30, 1997 decreased $45.3 million, or $.31 per share, compared to the same period of 1996.

   In the second quarter of 1997, we had lower utility earnings due mostly to two factors: we sold less electricity due to milder weather (people use less electricity to heat or cool their homes in milder weather) and we had higher operations and maintenance expenses. In addition, we wrote off certain fuel costs in 1996 that were disallowed by the Maryland PSC. We did not have any similar costs disallowed in 1997. This helped our earnings slightly. We discuss our utility earnings in more detail beginning on page 17.

   In the second quarter of 1997, we had lower earnings from our diversified business subsidiaries mostly because the Constellation Companies had lower earnings from real estate projects due to a $31.9 million, or $.22 per share, after-tax write-down of an investment in one project. The Constellation Companies also had lower earnings from power generation projects and financial investments. We discuss this write-down and our diversified business earnings in more detail beginning on page 24.


Six Months Ended June 30, 1997
------------------------------
   Our total earnings for the six months ended June 30, 1997 decreased $72.2 million, or $.49 per share, compared to the same period of 1996.

   In the six months ended June 30, 1997, we had lower utility earnings due mostly to two factors: we sold less electricity and gas due to milder weather (people use less gas and electricity to heat or cool their homes in milder weather) and we had higher operations and maintenance expenses. In addition, we wrote off certain fuel costs in 1996 that were disallowed by the Maryland PSC. We did not have any similar costs disallowed in 1997. This helped our earnings slightly. We discuss our utility earnings in more detail beginning on page 17.

   In the six months ended June 30, 1997, we had lower earnings from our diversified business subsidiaries mostly due to two factors: the Constellation Companies had lower earnings from real estate projects because of the

$31.9 million, or $.22 per share, after-tax write-down mentioned above and a $12 million, or $.08 per share, after-tax write-down of an investment in another project during the first quarter of 1997. We discuss these write-downs and our diversified business earnings in more detail beginning on page 24.


UTILITY BUSINESS
----------------
   Before we go into the details of our electric and gas operations, we believe it is important to discuss four factors that have a strong influence on our utility business performance: regulation, the weather, other factors including the condition of the economy in our service territory, and competition.


Regulation by the Maryland Public Service Commission
----------------------------------------------------
   The Maryland PSC determines the rates we can charge our customers. Our rates consist of a "base rate" and a "fuel rate". The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is the greatest. Gas base rates are not affected by seasonal changes.

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

   In addition, we charge our electric customers separately for the fuel (nuclear fuel, coal, gas, or oil) we use to generate electricity. The actual cost of the fuel is passed on to the customer with no profit. We also charge our gas customers separately for the natural gas they consume. The price we charge for the natural gas is based on a Market Based Rates incentive mechanism approved by the Maryland PSC. We discuss Market Based Rates in more detail in the "Gas Cost Adjustments" section on page 23.

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

   The following chart shows the number of heating and cooling degree-days in 1997 and 1996, and shows the percentage change in the number of degree days from the prior period.

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                    -------         -------
                                  1997   1996     1997    1996
                                  ----   ----     ----    ----
Heating degree days               671    597     2,923   3,222
Percent change compared
  to prior period                    12.4%           (9.3)%

Cooling degree days               179    279       182     279
Percent change compared
  to prior period                   (35.8)%         (34.8)%


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

Competition and Response to Regulatory Change
---------------------------------------------
   Our business is also affected by competition. Electric utilities are facing this challenge on various fronts, including:

   o in the construction of generating units to meet increased demand for electricity,
   o  in the sale of their electricity in the bulk power markets,
   o  in competing with alternative energy suppliers, and
   o in the future, for electric sales to retail customers which utilities now serve exclusively.

   We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. In September 1995, we decided that a merger with Pepco would help us compete by maintaining low-cost production and increasing our size. The merger is more thoroughly discussed in the Notes to Consolidated Financial Statements on page
7. Although we believe the merger will improve our competitive position in the future, no one can predict the ultimate effect competition or regulatory change will have on our earnings or on the earnings of the merged company.

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


Utility Business Earnings per Share of Common Stock
---------------------------------------------------
                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                    -------         -------
                                  1997   1996     1997    1996
                                  ----   ----     ----    ----
Utility earnings per share
 from current-year operations:
 Electric business               $ .23    $.29   $ .50   $ .71
 Gas business                      .00     .00     .12     .15
                                   ---     ---     ---     ---
 Total utility earnings per share
    from current-year operations   .23     .29     .62     .86
Disallowed replacement
  energy costs                     .00    (.03)    .00    (.03)
                                   ---    ----     ---    ----
Total utility earnings per share $ .23   $ .26   $ .62   $ .83
                                 =====   =====   =====   =====

    Our utility earnings for the quarter ended June 30, 1997 decreased $3.2 million, or $.03 per share compared to the same quarter of 1996. Our utility earnings for the six months ended June 30, 1997 decreased $30.2 million, or $.21 per share compared to the same six months of 1996. We discuss the factors affecting utility earnings below.


Electric Operations
-------------------

Electric Revenues
-----------------
   The changes in electric revenues in 1997 compared to 1996 were caused by:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1997 vs. 1996   1997 vs. 1996
                                 -------------   -------------
                                         (In millions)

Electric system sales volumes        $(16.1)          $(40.2)
Base rates                              4.7             11.0
Fuel rates                             (1.7)            (8.0)
                                       ----             ----
Total change in electric revenues
 from electric system sales           (13.1)           (37.2)
Interchange and other sales            (6.6)           (19.5)
Other                                   0.0             (0.2)
                                        ---             ----
Total change in electric revenues    $(19.7)          $(56.9)
                                     ======           ======


Electric System Sales Volumes
-----------------------------
   "Electric system sales" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

   The percentage changes in our electric system sales volumes, by type of customer, in 1997 compared to 1996 were:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1997 vs. 1996   1997 vs. 1996
                                 -------------   -------------

Residential                           (6.9)%         (10.2)%
Commercial                             0.8            (0.8)
Industrial                            (1.2)           (1.4)

   During the quarter ended June 30, 1997, we sold less electricity to residential and industrial customers mostly for two reasons: lower electricity usage per customer and milder weather. We sold slightly more electricity to commercial customers mostly due to higher usage per customer. We would have sold even more electricity to commercial customers except for milder weather.

   During the six months ended June 30, 1997, we sold less electricity to residential and industrial customers mostly for two reasons: lower electricity usage per customer and milder weather. We sold slightly less electricity to commercial customers mostly due to milder weather. We would have sold even less electricity to commercial customers except usage per customer increased.


Base Rates
----------
   During the quarter and six months ended June 30, 1997, base rate revenues were higher than they were in the same periods of 1996. Although we sold less electricity this year, our base rate revenues increased because of a higher energy conservation surcharge.


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

   Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. (We discuss this more thoroughly in the "Electric Fuel and Purchased Energy Expenses" section below and in the Notes to Consolidated Financial Statements on page 12.)

   During the quarter and six months ended June 30, 1997, fuel rate revenues decreased because we sold less electricity.


Interchange and Other Sales
---------------------------
   "Interchange and other sales" are sales of energy in the Pennsylvania-New Jersey-Maryland Interconnection (PJM) and to others. The PJM is a regional power pool of eight utility member companies, including BGE. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

   During the quarter and six months ended June 30, 1997, we had lower interchange and other sales mostly because of lower sales volumes due to reduced demand.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------
                              Quarter Ended       Six Months Ended
                                 June 30              June 30
                                 -------              -------
                               1997     1996       1997     1996
                               ----     ----       ----     ----
                                         (In millions)

Actual costs                  $115.9  $131.6     $246.0   $279.1
Net recovery (deferral)
 of costs under electric
 fuel rate clause (see
 Note 1 of the Form 10-K)       (3.1)  (10.9)       2.0     (4.6)
Disallowed replacement
 energy costs                    0.0     6.8        0.0      6.8
                                 ---     ---        ---      ---
Total electric fuel and
 purchased energy expenses    $112.8  $127.5     $248.0   $281.3
                              ======  ======     ======   ======


Actual Costs
------------
   During the quarter and six months ended June 30, 1997, our actual cost of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from other utilities was lower than in the same periods of 1996 because we generated and purchased less electricity due to reduced demand.


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

   During the quarter ended June 30, 1997, our actual fuel costs were higher than the fuel rate revenues we collected from our customers. As a result, we deferred the difference and will collect the costs from our customers in the future.

   During the six months ended June 30, 1997, our actual fuel costs were lower than the fuel rate revenues we collected from our customers. As a result, we recovered fuel costs which we had deferred in prior years.


Disallowed Replacement Energy Costs
-----------------------------------
   In June 1996, we wrote off $6.8 million of fuel costs that were disallowed by the Maryland PSC. We did not have any similar costs disallowed in 1997.

Gas Operations
--------------

Gas Revenues
------------
     The changes in gas revenues in 1997 compared to 1996 were caused by:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1997 vs. 1996   1997 vs. 1996
                                 -------------   -------------
                                         (In millions)

Gas system sales volumes              $0.4            $(8.3)
Base rates                            (0.4)            (2.3)
Gas cost adjustments                   1.1             (1.4)
                                       ---             ----
Total change in gas revenues
 from gas system sales                 1.1            (12.0)
Off-system sales                      (2.1)             5.4
Other                                 (0.2)            (0.1)
                                      ----             ----
Total change in gas revenues         $(1.2)           $(6.7)
                                     =====            =====


Gas System Sales Volumes
------------------------
   The percentage changes in our gas system sales volumes, by type of customer, in 1997 compared to 1996 were:

                                 Quarter Ended  Six Months Ended
                                    June 30         June 30
                                 1997 vs. 1996   1997 vs. 1996
                                 -------------   -------------

Residential                           2.1%           (11.8)%
Commercial                           (4.9)            (1.2)
Industrial                            4.1              8.2

   During the quarter ended June 30, 1997, we sold more gas to residential customers due mostly to cooler early spring weather and an increase in the number of customers. We would have sold even more gas to residential customers except that usage per customer decreased. We sold less gas to commercial customers due mostly to lower usage per customer. We would have sold even less gas to commercial customers except for cooler early spring weather. We sold more gas to industrial customers mostly because Bethlehem Steel used more gas. We would have sold even more gas to industrial customers except gas usage by other industrial customers decreased.

   During the six months ended June 30, 1997, we sold less gas to residential and commercial customers due mostly to lower usage per customer and milder winter weather. We would have sold even less gas to these customers except the number of customers increased. We sold more gas to industrial customers mostly because Bethlehem Steel used more gas and the milder winter weather caused fewer service interruptions. We would have sold even more gas to industrial customers except gas usage by other industrial customers decreased.


Base Rates
----------
   During the quarter ended June 30, 1997, base rate revenues decreased mostly because of a lower energy conservation surcharge. During the six months ended June 30, 1997, base rate revenues decreased mostly because of a lower energy conservation surcharge and because of lower sales volumes due to reduced demand.

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

   During the quarter and six months ended June 30, 1997, gas adjustment revenues changed based on the operation of the Market Based Rates incentive mechanism.


Off-System Sales
----------------
   Off-system gas sales, which are direct sales to wholesale suppliers of natural gas outside our service territory, also are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the earnings from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). The price of this gas changes based on market conditions.

   During the quarter ended June 30, 1997, revenues from off- system gas sales decreased because we sold gas off-system at a lower price. During the six months ended June 30, 1997, off- system gas sales increased mostly because we first began off- system sales of gas in February of 1996. These changes in off- system sales did not significantly impact earnings.


Gas Purchased For Resale Expenses
---------------------------------
                                 Quarter Ended    Six Months Ended
                                    June 30           June 30
                                    -------           -------
                                  1997   1996       1997   1996
                                  ----   ----       ----   ----
                                         (In millions)

Actual costs                     $38.7  $48.3     $173.5  $175.2
Net recovery of costs under
 gas adjustment clauses
(see Note 1 of the Form 10-K)      9.5    1.1        7.9     3.2
                                   ---    ---        ---     ---
Total gas purchased for
 resale expenses                 $48.2  $49.4     $181.4  $178.4
                                 =====  =====     ======  ======


Actual Costs
------------
   Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. These costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

   During the quarter ended June 30, 1997, actual gas costs decreased mostly because the market price of gas was lower. During the six months ended June 30, 1997, actual gas costs decreased mostly because we sold less gas.

Gas Adjustment Clauses
----------------------
   We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

   During the quarter and six months ended June 30, 1997, the portion of our actual gas costs subject to these clauses was lower than the revenues we collected from our customers. As a result, we recovered costs which we had deferred in prior years.


Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
   During the quarter ended June 30, 1997, our operations and maintenance expenses increased $4.8 million. During the six months ended June 30, 1997, our operations and maintenance expenses increased $9.6 million. These increases were mostly due to costs associated with a regular maintenance outage at our Calvert Cliffs Nuclear Power Plant.


Other Income and Expenses
-------------------------

Interest Charges
----------------
   Interest charges represent the interest we paid on outstanding debt. During the quarter ended June 30, 1997, we had $6.8 million of higher interest charges. During the six months ended June 30, 1997, we had $10.3 million of higher interest charges. Our interest charges increased during these periods because we had more debt outstanding and interest rates were higher.


Income Taxes
------------
   During the quarter ended June 30, 1997, our total income taxes decreased $29.3 million. During the six months ended June 30, 1997, our total income taxes decreased $42.8 million. Our income taxes decreased during these periods because we had lower taxable income from both our utility operations and our diversified businesses.


Environmental Matters
---------------------
   We are subject to increasingly stringent federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Notes to Consolidated Financial Statements on page 10 and in our 1996 Annual Report on Form 10-K under Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.


DIVERSIFIED BUSINESSES
----------------------
   In the 1980's, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry. Some of our diversified businesses are related to our core utility business and others are not. Our diversified businesses are in three groups:

   o Constellation Holdings, Inc. and Subsidiaries, together known as the Constellation Companies,
   o  Constellation Energy Solutions, Inc. (formerly named BGE
      Corp.) and Subsidiaries, and
   o  BGE Home Products & Services, Inc. and Subsidiary.


Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                                  Quarter Ended   Six Months Ended
                                     June 30          June 30
                                     -------          -------
                                   1997    1996     1997   1996
                                   ----    ----     ----   ----

Constellation Companies          $ (.17)  $ .09   $ (.14)  $ .13
Constellation Energy Solutions     (.02)    .00     (.02)    .00
BGE Home Products & Services        .01     .01      .02     .01
                                    ---     ---      ---     ---
Total diversified business
   earnings per share             $(.18)  $ .10    $(.14)  $ .14
                                  =====   =====    =====   =====

     Our diversified business earnings for the quarter ended June 30, 1997 decreased $42.2 million, or $.28 per share compared to the same quarter of 1996. Our diversified business earnings for the six months ended June 30, 1997 decreased $42.1 million, or $.28 per share compared to the same six months of 1996. These decreases came mostly from the Constellation Companies. We discuss the factors affecting the earnings of our diversified businesses below.


The Constellation Companies - Power Generation,  Financial Investments, and Real
--------------------------------------------------------------------------------
Estate
------

   The Constellation Companies engage in the following:

   o  development, ownership, and operation of power generation projects,
   o  financial investments, and
   o development, ownership, and management of real estate and senior-living facilities.

   Earnings per share from the Constellation Companies were:

                                  Quarter Ended   Six Months Ended
                                     June 30          June 30
                                     -------          -------
                                   1997    1996     1997   1996
                                   ----    ----     ----   ----

Power generation systems          $ .05   $ .07    $ .12   $ .11
Financial investments               .02     .04      .05     .05
Real estate development and
  senior-living facilities         (.23)   (.01)    (.30)   (.02)
Other                              (.01)   (.01)    (.01)   (.01)
                                   ----    ----     ----    ----
Total Constellation Companies'
 earnings per share               $(.17)  $ .09    $(.14)  $ .13
                                  =====   =====    =====   =====


Power Generation
----------------
   The Constellation Companies' power generation business develops, owns, and operates power generation facilities. Earnings from these projects fluctuate based on their operating performance. Earnings may also fluctuate in the future based on the pricing provisions of certain agreements. This is discussed further in the "California Power Purchase Agreements" section that follows.

   During the quarter ended June 30, 1997, earnings decreased mostly due to our share of lower earnings from energy projects. During the six months ended June 30, 1997, earnings increased mostly due to our share of higher earnings from energy projects.

California Power Purchase Agreements
------------------------------------
   The Constellation Companies have $232 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

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

   Three projects have already begun supplying electricity at variable rates and six other projects transition to variable rates later in 1997 or in 1998. This means the Constellation Companies could experience lower earnings from those projects. However, the remaining projects, which will continue to supply electricity at fixed rates, are expected to have higher revenues in 1997 and 1998. These higher revenues may offset the lower revenues from the variable-rate projects during those years.

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


International
-------------
   Historically, the Constellation Companies' power generation projects have been in the United States. Over the last two years, however, the Constellation Companies have sought projects in Latin America. As of June 30, 1997, the Constellation Companies had invested about $17.1 million and committed another $6.4 million in power projects in Latin America. In the future, the Constellation Companies' power generation business may be expanding further in both domestic and international projects.

Financial Investments
---------------------
   Earnings from the Constellation Companies' portfolio of financial investments include:

   o  income  from  marketable  securities,
   o  income  from  financial  limited partnerships, and
   o  income from financial guaranty insurance companies.

   During the quarter ended June 30, 1997, earnings were lower than in 1996 mostly due to two factors. We recorded a $1.9 million after-tax gain on a sale of stock in the second quarter of 1996. We did not record a similar gain in the same period of 1997. Also, in the second quarter of 1997 we recorded a $1.3 million after-tax write-down of one investment. During the six months ended June 30, 1997, earnings were about the same as they were in the same period of 1996.


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

   During the quarter ended June 30, 1997, earnings from real estate development and senior-living facilities were lower mostly due to a $31.9 million, or $.22 per share, after-tax write-down of the investment in one project. During the six months ended June 30, 1997, earnings from real estate development and senior-living facilities were lower mostly because of the $31.9 million, or $.22 per share, write-down mentioned above and a $12 million, or $.08 per share, after-tax write-down of the investment in another project during the first quarter of 1997. These write-downs are discussed later in this section.

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

   We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate investments. We believe that until the economy shows sustained growth and there is more demand for new development, our real estate values will not improve much. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict. Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources, changes in the utility industry, and the proposed merger with Pepco, will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

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

   In the second quarter of 1997, the Constellation Companies recorded a $31.9 million after-tax write-down of the investment in a mixed-use, planned-unit development named Piney Orchard. The development, located in the Baltimore-Washington corridor, has been economically hurt by a prolonged period of low economic growth in the corridor. While the project is successful operationally, delays in the rebound of the real estate market caused delays in completion of phases of the development and sales which drove up project costs, specifically carrying costs which includes interest expenses.

   Under applicable accounting rules we are required to write down the value of a real estate investment if expected cash flow from the project is less than the investment in the project. The write-down discussed above was recorded because the expected cash flow from the Piney Orchard project was less than the Constellation Companies' investment in the project. This was due primarily to carrying costs which include interest expenses.


Constellation  Energy  Solutions,  Inc. and  Subsidiaries - Our Energy Marketing
--------------------------------------------------------------------------------
Companies
---------

   Constellation Energy Solutions (formerly named BGE Corp.) is a wholly owned subsidiary of BGE and serves as the holding company for our three energy marketing businesses:

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


Constellation Power Source, Inc.
--------------------------------
   Constellation Power Source was formed in February 1997 for the purpose of entering the power marketing business. This new business involves the purchase and sale of electric power and electric power derivatives, and related activities including:

   o  power brokering,
   o  power marketing,
   o  risk management activities, and
   o  derivative trading.

   Goldman Sachs Power, LLC, an affiliate of Goldman Sachs & Co., the investment banking firm, is the exclusive advisor to Constellation Power Source for risk management and power marketing.


Constellation Energy Source, Inc.
---------------------------------
   Constellation Energy Source (formerly named BNG, Inc.) engages in natural gas brokering and related services for wholesale and retail customers.


BGE Energy Projects & Services, Inc. and Subsidiaries
-----------------------------------------------------
   BGE Energy Projects & Services provides a broad range of customized energy services, including:

   o  private electric and gas distribution systems,
   o  energy consulting,
   o  power quality services, and
   o  campus and multi-building energy systems.

   BGE Energy Projects & Services also provides district energy systems through ComfortLink(R) (a partnership with the Poole & Kent Company).

BGE Home  Products & Services,  Inc. and its  Subsidiary - Our Home Products and
--------------------------------------------------------------------------------
Commercial Building Systems Businesses
--------------------------------------

   BGE Home Products & Services engages in:

   o sales and service of electric and gas appliances,
   o  home improvements,  and
   o sales and service of heating and air conditioning systems.

   This  subsidiary had no significant  earnings in 1997 or 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OVERVIEW
--------
   Our business requires a great deal of capital. Our actual capital requirements for the six months ended June 30, 1997, along with estimated annual amounts for the years 1997 through 1999, are shown below. For the twelve months ended June 30, 1997, our ratio of earnings to fixed charges was 2.50 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.05.

                            Six Months Ended
                                June 30     Calendar Year Estimate
                                  1997       1997    1998    1999
                                  ----       ----    ----    ----
                                          (In millions)
Utility Business Capital
-------------------------
Requirements:
-------------
 Construction expenditures
 (excluding AFC)
  Electric                         $110     $230    $216     $215
  Gas                                39       72      70       73
  Common                             13       33      39       37
                                     --       --      --       --
  Total construction expenditures   162      335     325      325
 AFC                                  4        7       7        7
 Nuclear fuel (uranium purchases
  and processing charges)            17       49      50       50
 Deferred energy conservation
  expenditures                       13       24      19       18
 Retirement of long-term debt and
  redemption of preference stock      2      185     117      345
                                      -      ---     ---      ---
 Total utility business
  capital requirements              198      600     518      745
                                    ---      ---     ---      ---

Diversified Business
---------------------
Capital Requirements:
---------------------
 Investment requirements             69      220     168      173
 Retirement of long-term debt        86      187     165      121
                                     --      ---     ---      ---
 Total diversified business
  capital requirements              155      407     333      294
                                    ---      ---     ---      ---

Total capital requirements         $353   $1,007    $851   $1,039
                                   ====   ======    ====   ======


CAPITAL  REQUIREMENTS  OF OUR  UTILITY  BUSINESS
--------------------------------------------------

   Capital requirements for our utility business do not include:

     o  costs to complete the pending merger with Pepco, or
     o costs for increased controls at our fossil generating plants to meet the new standards for very fine particulates and the revised standards for ozone attainment.

The costs to complete the pending merger with Pepco, which are expected to be $150 million, are discussed in the Notes to Consolidated Financial Statements on page 7. The costs for increased controls at our fossil generating plants to meet the new standards for very fine particulates and the revised standards for ozone attainment are discussed in the Notes to Consolidated Financial Statements on page 11.

   We continuously review and change our construction program, so actual expenditures may vary from the estimates for the years 1997 through 1999 in the capital requirements chart. Additionally, actual capital requirements may be different than the estimates for 1997 through 1999 because adjustments which may result from the pending merger with Pepco have not been considered in those estimates.

   Electric construction expenditures include improvements to generating plants and to our transmission and distribution facilities. Our projections of future electric construction expenditures do not include costs to build more generating units.

   During the twelve months ended June 30, 1997, our utility operations provided about 74% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

   During the three years from 1997 through 1999, we expect utility operations to provide 115% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock. This estimate does not consider the pending merger with Pepco.

   When we cannot meet utility capital requirements internally, we sell debt and equity securities. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1997 through the date of this report, we issued $231 million of long-term debt and we redeemed or announced the redemption of $82 million of long-term debt and $92 million of preference stock.


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

                           Standard    Moody's
                           & Poors    Investors    Duff & Phelps
                         Rating Group  Service   Credit Rating Co.
                         ------------  -------   -----------------
Mortgage Bonds                A+          A1            AA-
Unsecured Debt                A           A2             A+
Preference Stock              A          "a2"            A


CAPITAL REQUIREMENTS OF OUR DIVERSIFIED BUSINESSES
--------------------------------------------------
   In the past, capital requirements of our diversified businesses only included the Constellation Companies because they had the only significant capital requirements. From time to time, however, our other diversified businesses may develop significant capital requirements. As that occurs, we will include the capital requirements of those businesses in the capital requirements table on page 30. As discussed below under "Diversifed Business Investment Requirements," capital requirements for Constellation Power Source and ComfortLink are also included this year.

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

   Investment requirements for 1997 through 1999 include estimates of funding for ongoing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 30 due to:

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

   If the Constellation Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. For more information, see the discussion of the real estate business and market on page 27.

   On May 5, 1997, the Constellation Companies issued $274 million of three and four-year notes. The three-year notes have an interest rate of 7.50% and the four-year notes have an interest rate of 7.66%. The notes were issued to several institutional investors in a private placement offering. In addition, the Constellation Companies have a $75 million revolving credit agreement and ComfortLink has a $50 million revolving credit agreement to provide additional cash for short-term financial needs.

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

   The second type are claims by one manufacturer - Pittsburgh Corning Corp. - against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs. We do not know the specific facts necessary to assess our potential liability for these type claims. The specific facts we do not know include:

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

   In April, 1997, we received an information request from the Environmental Protection Agency (EPA) concerning the 68th Street Dump Site, also known as the Robb Tyler Dump, located in Baltimore, Maryland. This site is not currently listed as a federal Superfund site, however the State of Maryland has asked the EPA to so designate the site. We understand that the EPA has sent information requests to over 70 other parties. Our response to the EPA is that our records do not show that we sent waste to the site. This response is based on reviewing all relevant documents and interviewing employees involved in waste disposal for the Company from 1950 to 1975, which is the period covered by the EPA's inquiry. Our potential liability cannot be estimated at this time.

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

   The unaudited pro forma combined condensed balance sheet at June 30, 1997 gives effect to the merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statement of income for the six months ended June 30, 1997, gives effect to the merger as if it had occurred at January 1, 1997. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions included in the notes following the financial statements. Constellation Energy Corporation was formed September 22, 1995 and has no assets or operations. Therefore, Constellation Energy Corporation has no financial statements so there has been no audit of such statements.

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

   The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth in this Form 10-Q:

   Balance Sheet as of June 30, 1997
   Income Statement for the Six Months Ended June 30, 1997
   Notes to Consolidated Financial Statements

   The following financial information of Pepco is also set forth in this Form 10-Q:

   Reclassifying Balance Sheet as of June 30, 1997
   Reclassifying Income Statement for the Six Months Ended June 30, 1997


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

                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                  JUNE 30, 1997
                                 (IN THOUSANDS)


                                                                     BGE                PEPCO            Pro Forma       Pro Forma
                                                                (As Reported)     (As Reclassified)     Adjustments      Combined
                                                               ---------------    -----------------    -------------   ------------
ASSETS                                                                              (See Note 5)

Current Assets
   Cash and cash equivalents ...........................         $    271,212          $     26,751        $   -           $297,963
   Accounts receivable - net ...........................              400,483               302,340            -            702,823
   Materials and supplies ..............................              166,320               131,765            -            298,085
   Prepayments and other ...............................              207,229                 6,997            -            214,226
                                                                 ------------          ------------        ---------   ------------
      Total current assets .............................            1,045,244               467,853            -          1,513,097
                                                                 ------------          ------------        ---------   ------------

Investments and Other Assets
   Notes receivable ....................................                 --                  34,253            -             34,253
   Real estate projects ................................              440,846                72,627            -            513,473
   Power generation systems ............................              404,868                   968            -            405,836
   Financial investments ...............................              127,980                  --              -            127,980
   Marketable securities ...............................               40,679               289,293            -            329,972
   Investment in finance leases ........................               29,378               486,049            -            515,427
   Operating lease equipment - net .....................                 --                 179,337            -            179,337
   Assets held for disposal ............................                 --                   3,700            -              3,700
   Other investments ...................................              405,327               113,311            -            518,638
                                                                 ------------          ------------        ---------   ------------
      Total investments and other assets ...............            1,449,078             1,179,538            -          2,628,616
                                                                 ------------          ------------        ---------   ------------

Utility Plant
   Plant in service
      Electric .........................................            6,644,436             6,299,044            -         12,943,480
      Gas ..............................................              813,672                  --              -            813,672
      Common ...........................................              544,790                  --              -            544,790
                                                                 ------------          ------------        ---------   ------------
      Total plant in service ...........................            8,002,898             6,299,044            -         14,301,942
   Accumulated depreciation ............................           (2,715,425)           (1,960,616)           -         (4,676,041)
                                                                 ------------          ------------        ---------   ------------
   Net plant in service ................................            5,287,473             4,338,428            -          9,625,901
   Construction work in progress .......................              158,600                78,450            -            237,050
   Nuclear fuel - net ..................................              128,427                  --              -            128,427
   Other plant - net ...................................               25,470                26,263            -             51,733
                                                                 ------------          ------------        ---------   ------------
      Net utility plant ................................            5,599,970             4,443,141            -         10,043,111
                                                                 ------------          ------------        ---------   ------------

Deferred charges
   Regulatory assets ...................................              464,514               466,376            -            930,890
   Other ...............................................              108,475               183,123            -            291,598
                                                                 ------------          ------------        ---------   ------------
      Total deferred charges ...........................              572,989               649,499            -          1,222,488
                                                                 ------------          ------------        ---------   ------------

                                                                 ============          ============        =========   ============
Total Assets ...........................................         $  8,667,281          $  6,740,031        $   -        $15,407,312
                                                                 ============          ============        =========   ============



See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                  JUNE 30, 1997
                                 (IN THOUSANDS)


                                                                           BGE                PEPCO         Pro Forma     Pro Forma
                                                                      (As Reported)     (As Reclassified)  Adjustments    Combined
                                                                    -----------------     --------------   -----------   -----------
LIABILITIES AND CAPITALIZATION                                                             (See Note 5)

Current Liabilities
   Short-term borrowings .........................................        $   116,900        $   311,600      $   -      $   428,500
   Current portion of long-term debt,
      preferred stock, and preference stock ......................            324,783            478,485          -          803,268
   Accounts payable ..............................................            147,536            209,781          -          357,317
   Other .........................................................            223,782            102,482          -          326,264
                                                                          -----------        -----------      --------   -----------
      Total current liabilities ..................................            813,001          1,102,348          -        1,915,349
                                                                          -----------        -----------      --------   -----------

Deferred Credits and Other Liabilities
   Deferred income taxes .........................................          1,276,242          1,037,690          -        2,313,932
   Capital lease obligations .....................................               --              161,702          -          161,702
   Pension and postemployment benefits ...........................            180,530               --            -          180,530
   Other .........................................................            103,141             52,604          -          155,745
                                                                          -----------        -----------      --------   -----------
      Total deferred credits and other liabilities ...............          1,559,913          1,251,996          -        2,811,909
                                                                          -----------        -----------      --------   -----------

Capitalization
   Long-term debt ................................................          3,162,147          2,262,274          -        5,424,421
   Preferred stock ...............................................               --              266,293          -          266,293
   Preference stock ..............................................            323,000               --            -          323,000
   Common shareholders' equity ...................................          2,809,220          1,857,120          -        4,666,340
                                                                          -----------        -----------      --------   -----------
      Total capitalization .......................................          6,294,367          4,385,687          -       10,680,054
                                                                          -----------        -----------      --------   -----------

                                                                          ===========        ===========      ========   ===========
Total Liabilities and Capitalization .............................        $ 8,667,281        $ 6,740,031      $   -      $15,407,312
                                                                          ===========        ===========      ========   ===========

See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                        CONSTELLATION ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         BGE                PEPCO          Pro Forma     Pro Forma
                                                                    (As Reported)    (As Reclassified)    Adjustments     Combined
                                                                    -------------       -------------    ------------   ------------
                                                                                         (See Note 5)
Revenues
   Electric .................................................          $1,015,362          $  840,031        $   -        $1,855,393
   Gas ......................................................             306,046                --              -           306,046
   Diversified businesses ...................................             312,714              68,472            -           381,186
                                                                       ----------          ----------        -------      ----------
      Total revenues ........................................           1,634,122             908,503            -         2,542,625
                                                                       ----------          ----------        -------      ----------

Operating Expenses
   Electric fuel and purchased energy .......................             248,008             324,877            -           572,885
   Gas purchased for resale .................................             181,421                --              -           181,421
   Operations ...............................................             265,031             105,132            -           370,163
   Maintenance ..............................................             102,195              45,080            -           147,275
   Diversified businesses expenses ..........................             316,643              37,934            -           354,577
   Depreciation and amortization ............................             170,786             114,401            -           285,187
   Taxes other than income taxes ............................             107,323              94,641            -           201,964
                                                                       ----------          ----------        -------      ----------
      Total operating expenses ..............................           1,391,407             722,065            -         2,113,472
                                                                       ----------          ----------        -------      ----------

Income From Operations ......................................             242,715             186,438            -           429,153

Total Other Income ..........................................               2,016               5,592            -             7,608

                                                                       ----------          ----------        -------      ----------
Income Before Interest and Income Taxes .....................             244,731             192,030            -           436,761
                                                                       ----------          ----------        -------      ----------

Net Interest Expense ........................................             110,784             106,856            -           217,640

                                                                       ----------          ----------        -------      ----------
Income Before Income Taxes ..................................             133,947              85,174            -           219,121
                                                                       ----------          ----------        -------      ----------

Income Taxes ................................................              46,866              12,068            -            58,934

                                                                       ----------          ----------        -------      ----------
Net Income ..................................................              87,081              73,106            -           160,187
                                                                       ----------          ----------        -------      ----------

Preferred and Preference Stock Dividends ....................              15,758               8,282            -            24,040

                                                                       ==========          ==========        =======      ==========
Earnings Applicable to Common Stock .........................          $   71,323          $   64,824        $   -          $136,147
                                                                       ==========          ==========        =======      ==========

Average Shares of Common Stock
   Outstanding (Note 2)                                                   147,667             118,500            -           265,812

Earnings Per Share of Common Stock                                          $0.48               $0.55                          $0.51



See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                                  JUNE 30, 1997
                                 (IN THOUSANDS)

                                                                                   PEPCO                PEPCO             PEPCO
                                                                                (As Reported)        (Reclasses)   (As Reclassified)
                                                                              ------------------    --------------     -------------
ASSETS
Current Assets
   Cash and cash equivalents ................................                   $         7,640       $    19,111       $    26,751
   Accounts receivable - net ................................                             --              302,340           302,340
   Customer accounts receivable - net .......................                           164,006          (164,006)             --
   Other accounts receivable - net ..........................                            29,633           (29,633)             --
   Accrued unbilled revenue .................................                            94,973           (94,973)             --
   Materials and supplies ...................................                             --              131,765           131,765
      Fuel ..................................................                            63,834           (63,834)             --
      Construction and maintenance ..........................                            67,931           (67,931)             --
   Prepayments and other ....................................                             --                6,997             6,997
   Prepaid taxes ............................................                               105              (105)             --
   Other prepaid expenses ...................................                             6,892            (6,892)             --
                                                                                     -----------       -----------       -----------
      Total current assets ..................................                           435,014            32,839           467,853
                                                                                     -----------       -----------       -----------
Investments and Other Assets
   Notes receivable .........................................                              --              34,253            34,253
   Real estate projects .....................................                              --              72,627            72,627
   Power generation systems .................................                              --                 968               968
   Marketable securities ....................................                              --             289,293           289,293
   Investment in finance leases .............................                              --             486,049           486,049
   Operating lease equipment - net ..........................                              --             179,337           179,337
   Assets held for disposal .................................                              --               3,700             3,700
   Other investments ........................................                              --             113,311           113,311
                                                                                     -----------       -----------       -----------
      Total investments and other assets ....................                              --           1,179,538         1,179,538
                                                                                     -----------       -----------       -----------
Utility Plant
   Plant in service
      Electric ..............................................                         6,299,044              --           6,299,044
      Construction work in progress .........................                            78,450           (78,450)             --
      Electric plant held for future use ....................                             4,190            (4,190)             --
      Nonoperating property .................................                            22,976           (22,976)             --
                                                                                     -----------       -----------       -----------
      Total plant in service ................................                         6,404,660          (105,616)        6,299,044
   Accumulated depreciation .................................                        (1,961,519)              903        (1,960,616)
                                                                                     -----------       -----------       -----------
   Net plant in service .....................................                         4,443,141          (104,713)        4,338,428
   Construction work in progress ............................                              --              78,450            78,450
   Other plant - net ........................................                              --              26,263            26,263
                                                                                     -----------       -----------       -----------
      Net utility plant .....................................                         4,443,141              --           4,443,141
                                                                                     -----------       -----------       -----------
Deferred Charges
   Regulatory assets ........................................                              --             466,376           466,376
   Income taxes recoverable through future rates, net .......                           239,435          (239,435)             --
   Conservation costs, net ..................................                           229,010          (229,010)             --
   Unamortized debt reacquisition costs .....................                            54,149           (54,149)             --
   Other ....................................................                           171,758            11,365           183,123
                                                                                     -----------       -----------       -----------
      Total deferred charges ................................                           694,352           (44,853)          649,499
                                                                                     -----------       -----------       -----------
Nonutility Subsidiary Assets
   Cash and cash equivalents ................................                            19,111           (19,111)             --
   Marketable securities ....................................                           289,293          (289,293)             --
   Investment in finance leases .............................                           486,049          (486,049)             --
   Operating lease equipment - net ..........................                           179,337          (179,337)             --
   Assets held for disposal .................................                             3,700            (3,700)             --
   Receivables - net ........................................                            47,981           (47,981)             --
   Other investments ........................................                           186,906          (186,906)             --
   Other assets .............................................                            14,280           (14,280)             --
                                                                                     -----------       -----------       -----------
      Total nonutility subsidiary assets ....................                         1,226,657        (1,226,657)             --
                                                                                     -----------       -----------       -----------
                                                                                     ===========       ===========       ===========
Total Assets ................................................                       $ 6,799,164        $  (59,133)       $6,740,031
                                                                                     ===========       ===========       ===========

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                                  JUNE 30, 1997
                                 (IN THOUSANDS)

                                                                                        PEPCO            PEPCO            PEPCO
                                                                                    (As Reported)     (Reclasses)  (As Reclassified)
                                                                                    -------------    --------------   --------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
   Short-term borrowings ......................................                       $  311,600        $    --           $  311,600
   Current portion of long-term debt
      and preferred stock .....................................                          100,985           377,500           478,485
   Accounts payable and accrued expenses ......................                          158,846            50,935           209,781
   Capital lease obligation due within one year ...............                           20,772           (20,772)             --
   Other ......................................................                           81,710            20,772           102,482
                                                                                       ----------        ----------       ----------
      Total current liabilities ...............................                          673,913           428,435         1,102,348
                                                                                       ----------        ----------       ----------
Deferred Credits and Other Liabilities
   Deferred income taxes ......................................                        1,001,460            36,230         1,037,690
   Deferred investment tax credits ............................                           59,133           (59,133)             --
   Capital lease obligations ..................................                             --             161,702           161,702
   Other ......................................................                           40,561            12,043            52,604
                                                                                       ----------        ----------       ----------
      Total deferred credits and other liabilities ............                        1,101,154           150,842         1,251,996
                                                                                       ----------        ----------       ----------
Other Noncurrent Liabilities
   Capital lease obligations ..................................                          161,702          (161,702)             --
                                                                                       ----------        ----------       ----------
      Total other noncurrent liabilities ......................                          161,702          (161,702)             --
                                                                                       ----------        ----------       ----------
Capitalization
   Long-term debt .............................................                        1,727,065           535,209         2,262,274
   Preferred stock ............................................                             --             266,293           266,293
   Serial preferred stock .....................................                          125,293          (125,293)             --
   Redeemable serial preferred stock ..........................                          141,000          (141,000)             --
   Common shareholders' equity ................................                             --           1,857,120         1,857,120
   Common stock ...............................................                          118,501          (118,501)             --
   Other common equity ........................................                        1,738,619        (1,738,619)             --
                                                                                       ----------        ----------       ----------
      Total capitalization ....................................                        3,850,478           535,209         4,385,687
                                                                                       ----------        ----------       ----------
Nonutility Subsidiary Liabilities
   Long-term debt .............................................                          912,709          (912,709)             --
   Short-term notes payable ...................................                             --                --                --
   Deferred taxes and other ...................................                           99,208           (99,208)             --
                                                                                       ----------        ----------       ----------
      Total nonutility subsidiary liabilities .................                        1,011,917        (1,011,917)             --
                                                                                       ----------        ----------       ----------
                                                                                       ==========        ==========       ==========
Total Liabilities and Capitalization ..........................                       $6,799,164         $ (59,133)       $6,740,031
                                                                                       ==========        ==========       ==========

                                      PEPCO
                        RECLASSIFYING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      PEPCO             PEPCO              PEPCO
                                                                                 (As Reported)       (Reclasses)   (As Reclassified)
                                                                                   ----------         ----------        ------------
Revenues
   Electric ...............................................................         $ 840,031          $    --             $840,031
   Diversified businesses .................................................              --               68,472             68,472
                                                                                    ---------          ---------          ---------
      Total revenues ......................................................           840,031             68,472            908,503
                                                                                    ---------          ---------          ---------
Operating Expenses
   Electric fuel and purchased energy .....................................              --              324,877            324,877
   Fuel ...................................................................           156,702           (156,702)              --
   Purchased energy .......................................................            95,450            (95,450)              --
   Capacity purchase payments .............................................            72,725            (72,725)              --
   Operations .............................................................           105,132               --              105,132
   Maintenance ............................................................            45,080               --               45,080
   Diversified businesses expenses ........................................              --               37,934             37,934
   Depreciation and amortization ..........................................           114,401               --              114,401
   Income taxes ...........................................................            33,058            (33,058)              --
   Taxes other than income taxes ..........................................            94,641               --               94,641
                                                                                    ---------          ---------          ---------
      Total operating expenses ............................................           717,189              4,876            722,065
                                                                                    ---------          ---------          ---------
Income From Operations ....................................................           122,842             63,596            186,438

Other Income
   Nonutility subsidiary income ...........................................            68,472            (68,472)              --
   Expenses, including interest and income taxes ..........................           (53,566)            53,566               --
                                                                                    ---------          ---------          ---------
      Net earnings from nonutility subsidiary .............................            14,906            (14,906)              --
   Allowance for other funds used during construction
      and capital cost recovery factor ....................................             3,341               --                3,341
   Other, net .............................................................             2,324                (73)             2,251
                                                                                    ---------          ---------          ---------
      Total Other Income ..................................................            20,571            (14,979)             5,592
                                                                                    ---------          ---------          ---------
                                                                                    ---------          ---------          ---------
Income Before Interest and Income Taxes ...................................           143,413             48,617            192,030
                                                                                    ---------          ---------          ---------
Interest Expense
   Interest on debt .......................................................            68,847               --               68,847
   Other ..................................................................             5,505               --                5,505
   Subsidiary interest expense ............................................              --               36,549             36,549
   Allowance for borrowed funds used during construction
      and capital cost recovery factor ....................................            (4,045)              --               (4,045)
                                                                                    ---------          ---------          ---------
      Net Interest Expense ................................................            70,307             36,549            106,856
                                                                                    ---------          ---------          ---------
                                                                                    ---------          ---------          ---------
Income Before Income Taxes ................................................            73,106             12,068             85,174
                                                                                    ---------          ---------          ---------
Income Taxes
   Income taxes-utility ...................................................              --               33,058             33,058
   Income taxes-nonoperating ..............................................              --                  (73)               (73)
   Income taxes-subsidiary ................................................              --              (20,917)           (20,917)
                                                                                    ---------          ---------          ---------
      Total Income Taxes ..................................................              --               12,068             12,068
                                                                                    ---------          ---------          ---------
                                                                                    ---------          ---------          ---------
Net Income ................................................................            73,106               --               73,106
                                                                                    ---------          ---------          ---------
Preferred Dividends .......................................................             8,282               --                8,282
                                                                                    =========          =========          =========
Earnings Applicable to Common Stock .......................................         $  64,824          $    --              $64,824
                                                                                    =========          =========          =========

Average Shares of Common Stock Outstanding                                            118,500                               118,500

Earnings Per Share of Common Stock                                                      $0.55                                 $0.55

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

          Exhibit No. 3        By-Laws of Baltimore Gas and
                               Electric Company, as amended to
                               July 24, 1997.

          Exhibit No. 10       Baltimore Gas and Electric Company
                               Deferred Compensation Plan for Non-
                               Employee Directors.

          Exhibit No. 12       Computation of Ratio of Earnings
                               to Fixed Charges and Computation
                               of Ratio of Earnings to Combined
                               Fixed Charges and Preferred and
                               Preference Dividend Requirements.

          Exhibit No. 27       Financial Data Schedule.

     *Incorporated by Reference.



     (b)  Reports on Form 8-K for the quarter ended June 30, 1997:


             Date Filed                  Items Reported
             ----------                  --------------

            April 7, 1997            Item 5.  Other Events
                                     Item 7.  Financial Statements and Exhibits


           April 17, 1997            Item 5.  Other Events
                                     Item 7.  Financial Statements and Exhibits




                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                              ----------------------------------
                                                         (Registrant)


Date  August 13, 1997                                   /s/ D. A. Brune
      ---------------                                   ---------------
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

         3                By-Laws of Baltimore Gas and Electric
                          Company, as amended to  July 24, 1997.

        10                Baltimore Gas and Electric Company
                          Deferred Compensation Plan for Non-
                          Employee Directors.

        12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

        27                Financial Data Schedule.



   *Incorporated by Reference.