Form 10-Q
period 1997-09-30
BALTIMORE GAS & ELECTRIC CO
filed 1997-11-13
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                            ------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For The Quarterly Period Ended September 30, 1997
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                         Maryland            52-0280210
                ------------------------------------------------
                        (State of           (IRS Employer
                      Incorporation)      Identification No.)



             39 W. Lexington Street   Baltimore, Maryland  21201
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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

Yes X   No


Common Stock, without par value - 147,667,114 shares outstanding on October 31, 1997.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                   Quarter Ended              Nine Months Ended
                                                                                   September 30,                September 30,
                                                                              ------------------------    -------------------------

                                                                                 1997           1996          1997           1996
                                                                              ---------      ---------    ----------     ----------
                                                                                     (In Thousands, Except Per-Share Amounts)
Revenues
 Electric ...............................................................   $   676,338    $   664,364   $ 1,691,700    $ 1,736,587
 Gas ....................................................................        60,902         62,874       366,948        375,653
 Diversified businesses .................................................       123,597         98,722       436,310        306,756
                                                                            -----------    -----------   -----------    -----------
 Total revenues .........................................................       860,837        825,960     2,494,958      2,418,996
                                                                            -----------    -----------   -----------    -----------
Expenses Other Than Interest and Income Taxes
 Electric fuel and purchased energy .....................................       135,238        134,241       383,245        408,797
 Disallowed replacement energy costs ....................................          --             --            --            6,764
 Gas purchased for resale ...............................................        25,354         28,099       206,775        206,511
 Operations .............................................................       124,131        131,447       389,163        393,812
 Maintenance ............................................................        36,845         40,310       139,040        135,562
 Diversified businesses-selling, general, and administrative ............        74,939         71,351       323,986        223,175
 Write-downs of real estate investments .................................          --             --          67,596           --
 Depreciation and amortization ..........................................        85,350         83,655       256,136        251,385
 Taxes other than income taxes ..........................................        58,012         61,190       165,334        167,372
                                                                            -----------    -----------   -----------    -----------
 Total expenses other than interest and income taxes ....................       539,869        550,293     1,931,275      1,793,378
                                                                            -----------    -----------   -----------    -----------
Income From Operations ..................................................       320,968        275,667       563,683        625,618
                                                                            -----------    -----------   -----------    -----------
Other Income
 Allowance for equity funds used during construction ....................         1,353          1,007         3,769          4,979
 Equity in earnings of Safe Harbor Water Power Corporation ..............         1,231          1,208         3,693          3,454
 Net other income and deductions ........................................           794           (341)       (2,067)        (4,439)
                                                                            -----------    -----------   -----------    -----------
 Total other income .....................................................         3,378          1,874         5,395          3,994
                                                                            -----------    -----------   -----------    -----------
Income Before Interest and Income Taxes .................................       324,346        277,541       569,078        629,612
                                                                            -----------    -----------   -----------    -----------
Interest Expense
 Interest charges .......................................................        63,421         55,966       179,536        161,737
 Capitalized interest ...................................................        (1,980)        (4,523)       (6,005)       (11,091)
 Allowance for borrowed funds used during construction ..................          (732)          (546)       (2,038)        (2,692)
                                                                            -----------    -----------   -----------    -----------
 Net interest expense ...................................................        60,709         50,897       171,493        147,954
                                                                            -----------    -----------   -----------    -----------
Income Before Income Taxes ..............................................       263,637        226,644       397,585        481,658
                                                                            -----------    -----------   -----------    -----------
Income Taxes
 Current ................................................................        72,735         66,194       141,573        136,325
 Deferred ...............................................................        21,384         15,883         3,176         39,256
 Investment tax credit adjustments ......................................        (1,889)        (1,915)       (5,652)        (5,739)
                                                                            -----------    -----------   -----------    -----------
 Total income taxes .....................................................        92,230         80,162       139,097        169,842
                                                                            -----------    -----------   -----------    -----------

Net Income ..............................................................       171,407        146,482       258,488        311,816

Preferred and Preference Stock Dividends ................................         6,995          8,620        22,752         30,387
                                                                            -----------    -----------   -----------    -----------

Earnings Applicable to Common Stock .....................................   $   164,412    $   137,862   $   235,736    $   281,429
                                                                            ===========    ===========   ===========    ===========


Average Shares of Common Stock Outstanding                                      147,667        147,565       147,667        147,540

Earnings Per Share of Common Stock                                                $1.11          $0.93         $1.60          $1.91

Dividends Declared Per Share of Common Stock                                      $0.41          $0.40         $1.22          $1.19


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,         December 31,
                                                                                                     1997*                 1996
                                                                                                 ------------          ------------
                                                                                                           (In Thousands)
ASSETS
Current Assets
 Cash and cash equivalents ............................................................           $   189,758           $    66,708
 Accounts receivable (net of allowance for uncollectibles
  of $16,738 and $18,028 respectively).................................................               398,014               419,479
 Trading securities ...................................................................               120,059                68,794
 Fuel stocks ..........................................................................                89,296                87,073
 Materials and supplies ...............................................................               166,516               147,729
 Prepaid taxes other than income taxes ................................................                94,167                64,763
 Deferred income taxes ................................................................                  --                   2,943
 Other ................................................................................                22,537                44,709
                                                                                                  -----------           -----------
 Total current assets .................................................................             1,080,347               902,198
                                                                                                  -----------           -----------
Investments and Other Assets
 Real estate projects .................................................................               443,922               525,765
 Power generation systems .............................................................               421,762               379,130
 Financial investments ................................................................               186,857               204,443
 Nuclear decommissioning trust fund ...................................................               136,894               116,368
 Net pension asset ....................................................................               105,987                84,510
 Safe Harbor Water Power Corporation ..................................................                34,396                34,363
 Senior living facilities .............................................................                54,676                36,415
 Other ................................................................................               101,356                92,171
                                                                                                  -----------           -----------
 Total investments and other assets ...................................................             1,485,850             1,473,165
                                                                                                  -----------           -----------
Utility Plant
 Plant in service
  Electric ............................................................................             6,698,259             6,514,950
  Gas .................................................................................               832,002               776,973
  Common ..............................................................................               546,101               523,485
                                                                                                  -----------           -----------
  Total plant in service ..............................................................             8,076,362             7,815,408
 Accumulated depreciation .............................................................            (2,773,956)           (2,613,355)
                                                                                                  -----------           -----------
 Net plant in service .................................................................             5,302,406             5,202,053

 Construction work in progress ........................................................               165,845               221,857
 Nuclear fuel (net of amortization) ...................................................               140,261               132,937
 Plant held for future use ............................................................                25,470                25,503
                                                                                                  -----------           -----------
 Net utility plant ....................................................................             5,633,982             5,582,350
                                                                                                  -----------           -----------
Deferred Charges
 Regulatory assets (net) ..............................................................               474,598               512,279
 Other ................................................................................               106,823                80,978
                                                                                                  -----------           -----------
 Total deferred charges ...............................................................               581,421               593,257
                                                                                                  -----------           -----------
TOTAL ASSETS ..........................................................................           $ 8,781,600           $ 8,550,970
                                                                                                  ===========           ===========

* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,          December 31,
                                                                                                     1997*                  1996
                                                                                                 -----------            -----------
                                                                                                           (In Thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term borrowings ..............................................................           $   250,500            $   333,185
  Current portions of long-term debt and preference stock.............................               203,574                280,772
  Accounts payable ...................................................................               144,690                172,889
  Customer deposits ..................................................................                29,040                 27,993
  Accrued taxes ......................................................................                60,456                  6,473
  Accrued interest ...................................................................                64,491                 57,440
  Dividends declared .................................................................                66,591                 66,950
  Accrued vacation costs .............................................................                36,033                 34,351
  Other ..............................................................................                29,692                 37,046
                                                                                                 -----------            -----------
  Total current liabilities ..........................................................               885,067              1,017,099
                                                                                                 -----------            -----------
Deferred Credits and Other Liabilities
  Deferred income taxes ..............................................................             1,298,068              1,300,174
  Postretirement and postemployment benefits .........................................               188,535                169,253
  Decommissioning of federal uranium enrichment facilities ...........................                38,599                 38,599
  Other ..............................................................................                59,263                 65,463
                                                                                                 -----------            -----------
  Total deferred credits and other liabilities .......................................             1,584,465              1,573,489
                                                                                                 -----------            -----------
Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ..............................................             1,577,507              1,619,357
  Other long-term debt of BGE ........................................................               922,785                732,000
  Long-term debt of Constellation Holdings Companies .................................               756,693                607,727
  Long-term debt of other diversified businesses .....................................                22,000                 12,000
  Unamortized discount and premium ...................................................               (13,928)               (14,543)
  Current portion of long-term debt ..................................................              (169,074)              (197,772)
                                                                                                 -----------            -----------
  Total long-term debt ...............................................................             3,095,983              2,758,769
                                                                                                 -----------            -----------
Redeemable Preference Stock ..........................................................               126,000                217,500
  Current portion of redeemable preference stock .....................................               (34,500)               (83,000)
                                                                                                 -----------            -----------
  Total redeemable preference stock ..................................................                91,500                134,500
                                                                                                 -----------            -----------
Preference Stock Not Subject to Mandatory Redemption .................................               210,000                210,000
                                                                                                 -----------            -----------
Common Shareholders' Equity
  Common stock .......................................................................             1,431,157              1,429,942
  Retained earnings ..................................................................             1,474,647              1,419,065
  Net unrealized gain on available-for-sale securities ...............................                 8,781                  8,106
                                                                                                 -----------            -----------
  Total common shareholders' equity ..................................................             2,914,585              2,857,113
                                                                                                 -----------            -----------
  Total capitalization ...............................................................             6,312,068              5,960,382
                                                                                                 -----------            -----------
TOTAL LIABILITIES AND CAPITALIZATION .................................................           $ 8,781,600            $ 8,550,970
                                                                                                 ===========            ===========

* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY
                       ----------------------------------

PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Nine Months Ended September 30,
                                                                                                  ---------------------------------
                                                                                                     1997                   1996
                                                                                                  ----------            -----------
                                                                                                            (In Thousands)
Cash Flows From Operating Activities
  Net income .........................................................................             $ 258,488              $ 311,816
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization ....................................................               295,758                288,491
    Deferred income taxes ............................................................                 3,176                 39,256
    Investment tax credit adjustments ................................................                (5,652)                (5,739)
    Deferred fuel costs ..............................................................                29,989                 14,962
    Disallowance of replacement energy costs .........................................                  --                    6,764
    Accrued pension and postemployment benefits ......................................                (6,260)               (11,277)
    Write-downs of real estate investments ...........................................                67,596                   --
    Allowance for equity funds used during construction ..............................                (3,769)                (4,979)
    Equity in earnings of affiliates and joint ventures (net) ........................               (33,026)               (42,130)
    Changes in current assets, other than sale of accounts receivable ................               (57,871)               (61,729)
    Changes in current liabilities, other than short-term borrowings .................                29,385                (16,853)
    Other ............................................................................                (9,876)                28,216
                                                                                                   ---------              ---------
  Net cash provided by operating activities ..........................................               567,938                546,798
                                                                                                   ---------              ---------
Cash Flows From Financing Activities
  Net issuance (maturity) of short-term borrowings ...................................               (82,685)                97,855
  Proceeds from issuance of long-term debt ...........................................               560,369                217,655
  Proceeds from issuance of common stock .............................................                  --                    1,142
  Reacquisition of long-term debt ....................................................              (253,793)              (140,046)
  Redemption of preferred and preference stock .......................................               (91,500)               (89,559)
  Common stock dividends paid ........................................................              (178,677)              (174,082)
  Preferred and preference stock dividends paid ......................................               (23,625)               (28,697)
  Other ..............................................................................                  (583)                (1,261)
                                                                                                   ---------              ---------
  Net cash used in financing activities ..............................................               (70,494)              (116,993)
                                                                                                   ---------              ---------
Cash Flows From Investing Activities
  Utility construction expenditures (including AFC) ..................................              (260,006)              (258,846)
  Allowance for equity funds used during construction ................................                 3,769                  4,979
  Nuclear fuel expenditures ..........................................................               (42,341)               (45,695)
  Deferred energy conservation expenditures ..........................................               (21,521)               (21,731)
  Contributions to nuclear decommissioning trust fund ................................               (13,224)               (21,075)
  Costs to achieve the proposed merger ...............................................               (25,313)               (19,310)
  Purchases of marketable equity securities ..........................................               (16,113)               (28,196)
  Sales of marketable equity securities ..............................................                34,837                 32,152
  Other financial investments ........................................................                 9,914                 10,390
  Real estate projects ...............................................................                25,861                (37,127)
  Power generation systems ...........................................................               (19,254)               (11,341)
  Other ..............................................................................               (51,003)               (15,204)
                                                                                                   ---------              ---------
  Net cash used in investing activities ..............................................              (374,394)              (411,004)
                                                                                                   ---------              ---------
Net Increase in Cash and Cash Equivalents ............................................               123,050                 18,801
Cash and Cash Equivalents at Beginning of Period .....................................                66,708                 23,443
                                                                                                   ---------              ---------
Cash and Cash Equivalents at End of Period ...........................................             $ 189,758              $  42,244
                                                                                                   =========              =========
Other Cash Flow Information Cash paid during the period for:
    Interest (net of amounts capitalized) ............................................             $ 160,067              $ 149,579
    Income taxes .....................................................................             $  63,753              $  90,901


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

     We do not expect the adoption of these standards to have a material impact on our financial results or financial statement disclosures.


BGE Financing Activity
-----------------------

Issuances
---------

     We issued the following long-term debt during the period from January 1, 1997 through the date of this report:

                                         Date      Net
                              Principal  Issued  Proceeds    Put Option Dates
                             ----------  ------  ---------  -------------------

Medium-Term Notes, Series D
   Floating Rate, Due 1999   $87,000,000  3/97   $86,826,000        --
Medium-Term Notes, Series E
   6.75%, Due 2012           $60,000,000  6/97   $59,700,000   June 2002 and
                                                                 June 2007
   6.75%, Due 2012           $25,000,000  6/97   $24,862,500   June 2004 and
                                                                 June 2007
   6.73%, Due 2012           $25,000,000  6/97   $24,862,500   June 2004 and
                                                                 June 2007
   6.66%, Due 2006           $25,000,000  7/97   $24,862,500        --
   6.56%, Due 2009           $11,500,000 10/97   $11,431,000        --
   6.65%, Due 2008           $15,000,000 11/97   $14,910,000        --

Pollution Control Loan
   Variable Rate, Due 2027   $8,785,000   6/97   $8,756,449         --

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

     We redeemed the following bonds:

                                                       Date of        Price
                                        Principal     Redemption      Paid
                                        -----------   -----------   ----------

Various Bond Series                       $250,000        8/1/97     Various
7-1/8% Series, Due 1/1/2002            $16,060,000       8/28/97     100.00%
7-1/8% Series, Due 1/1/2002             $6,659,000       10/1/97     100.99%

     In addition to mandatory preference stock redemptions, we made the following optional sinking fund redemptions.

                                                         Date         Price
                                          Shares       Redeemed     Per Share
                                        -----------   -----------   ----------

8.625%, 1990 Series                       130,000        7/1/97       $100
7.85%, 1991 Series                         70,000        7/1/97       $100
7.50%, 1986 Series                         15,000       10/1/97       $100

     In the future, we may purchase some of our long-term debt or preference stock in the market. This will depend on market conditions and our capital structure, including our mix of secured and unsecured debt.


Diversified Business Financing Matters
--------------------------------------

     Please refer to the "Diversified Business Debt and Liquidity" section of Management's Discussion and Analysis on page 33 for additional information about the debt of our diversified businesses.


Update On Pending Merger With Potomac Electric Power Company (Pepco) - Two
------------------------------------------------------------------------------
Regulatory Approvals Contain Unacceptable Conditions
------------------------------------------------------

Background
----------

     As previously disclosed, in September 1995, we agreed with a neighboring utility, Pepco, to merge together into a new company, Constellation Energy(TM) Corporation, after all necessary regulatory approvals were received. We have received all necessary regulatory approvals for the merger. On April 16, 1997, we received two of the necessary approvals -- those from the Federal Energy Regulatory Commission and the Maryland Public Service Commission (Maryland PSC) -- but the Maryland PSC order contains unacceptable conditions. On October 20, 1997, we received an order from the District of Columbia Public Service Commission (D.C. PSC) approving the merger, but that order also contains unacceptable conditions. We have requested reconsideration of the Maryland PSC order and plan to ask for reconsideration of the D.C. PSC order.

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

The estimated savings are net of costs to achieve the merger, currently estimated at $150 million. BGE and Pepco had proposed that the savings be shared between the shareholders and customers of Constellation Energy Corporation. The sharing of these costs will depend upon results of regulatory proceedings in the various jurisdictions in which BGE and Pepco operate utility businesses. However, the orders from the Maryland PSC and the D.C. PSC deny the shareholders a reasonable opportunity to receive savings associated with the merger. We discuss these orders further below.

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

     A Registration Statement on Form S-4 (Registration No. 33-64799) discusses in detail:

     o  the reasons for the merger,
     o the terms and conditions contained in the merger agreement (which can be terminated by BGE or Pepco on March 31, 1998),
     o  the regulatory approvals required prior to closing the merger, and
     o  other related matters.

That document is included as an exhibit to this Report on Form 10-Q by incorporation by reference. We provide regular updates about the status of regulatory approvals in our Reports on Forms 10-K, 10-Q, and 8-K. We have also provided information about these approvals on the following pages.


An  Important   Condition  to  Our  Obligation  to Close the Merger
-------------------------------------------------------------------

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


D.C. PSC Order Approving the Merger Contains Unacceptable Financial Terms
-------------------------------------------------------------------------

     Although the D.C. PSC approved the merger, its order imposed conditions that, in BGE's opinion, would produce an unacceptable financial result.

     BGE and Pepco sponsored testimony in the D.C. PSC proceeding based on studies conducted by the companies and Deloitte & Touche that the net cost savings of the merger over 10 years were estimated to be $1.3 billion. The D.C. PSC order increased the amount of the estimated savings to $1.8 billion. The order also amortized the estimated costs to achieve the merger over 10 years. Apportioning 19.1% of the higher savings to D.C. customers and allocating the savings 75% to customers and 25% to shareholders, the D.C. PSC ordered that

D.C. customers' rates be reduced by $99 million over the first four years of the merger. This rate reduction returns more savings to customers than can be realized over the four-year period. Therefore, the companies will ask the D.C. PSC to reconsider its decision and allocate the appropriate savings equally between customers and shareholders.


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


                                                BGE/Pepco         BGE/Pepco
                             Maryland PSC       Original         Application
                                Order            Filing         for Rehearing
                          ------------------------------------------------------
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
Reduction                      (75% of          (synergy            (50/50
                              savings)           sharing           sharing)
                                               giveback at
                                                year-end)

Base Rate Freeze               3 years       January 1, 2000       4 years
                            (from merger     (approximately      (from merger
                                date)          2.5 years)           date)

Purchased Capacity         None for Panda     Surcharge for     Surcharge for
Surcharge                     and Ohio        all Maryland       all Maryland
(Approx. $100 million          Edison         PSC approved       PSC approved
combined annual               contracts         contracts         contracts
increase by 1999 in          (subject to      (no earnings       (no earnings
Maryland and the           earnings test)        tests)             tests)
District of Columbia
in purchased capacity
costs)

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

* As of September 30, 1997, BGE had deferred approximately $61 million of costs to achieve the merger. If the merger does not occur, BGE will write off all or a portion of these costs. The total costs expected to be incurred by BGE and Pepco are estimated to be $150 million.

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

     On July 28, 1997 the Circuit Court accepted a correction to the PSC order that reduced the up-front rate reduction to $47 million. The court then denied the motion to remand the order, scheduled dates for filing memoranda, and scheduled the appeal for hearing on October 20, 1997. On October 27, 1997, the Circuit Court issued an opinion and order affirming the Maryland PSC merger order. The Court concluded that the IBEW failed to show that the Maryland PSC order in any way violated Maryland law. The IBEW could continue to delay reconsideration by the Maryland PSC of the conditions imposed in the order by filing a notice of appeal to the Maryland Court of Special Appeals within 30 days from the date of the order.


Where to Find the Maryland PSC and D.C. PSC Orders
--------------------------------------------------

     You may get copies of the Maryland PSC and D.C. PSC orders by calling us at
(410)783-5920 or by writing to Baltimore Gas and Electric Company, Shareholder Services, P.O. Box 1642, Baltimore, Maryland 21203-1642. The Maryland PSC order is also available at the Maryland PSC web site at http://www.psc.state.md.us/psc/.


Federal Energy Regulatory Commission (FERC)
-------------------------------------------

     On April 16, 1997, the FERC unanimously approved the merger without any conditions.


Environmental Matters
----------------------

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


     Title I addresses emissions of NOx, but the regulations of this title have not been finalized by the government. As a result, our plans for complying with this title are less certain. By 1999 the regulations require more NOx controls for ozone attainment at our generating plants. The additional controls will result in more expenditures, but it is difficult to estimate the level of those expenditures since the regulations have not been finalized. However, based on existing and proposed regulations, we currently estimate that the additional controls at our generating plants will cost approximately $90 million. We do not expect to add controls at our facilities other than generating plants under the regulations.

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

     Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. We have submitted the required remedial action plans and the Maryland Department of the Environment is in the process of approving them. Based on several remedial action options, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheet and have deferred these costs, net of accumulated amortization, as a regulatory asset (we discuss this further in Note 5 of our 1996 Annual Report on Form 10-K). We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).


Nuclear Insurance
------------------

     If there were an accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant, it could have a substantial adverse effect on BGE. The primary contingencies that would result from an incident at the Calvert Cliffs plant could include:

     o  the physical damage to the plant,
     o  the recoverability of replacement power costs, and
     o  our liability to third parties for property damage and bodily injury.

     We have various insurance policies for these contingencies. However, the costs that could result from a major accident or an extended outage at either of the Calvert Cliffs units could exceed our insurance coverage limits.

     In addition, we could be charged for a portion of any third party claims associated with an incident at any commercial nuclear power plant in the country. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $8.92 billion. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $159 million per incident. That amount would be payable at a rate of $20 million per year.

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

     For physical damage to our Calvert Cliffs Nuclear Power Plant, we have $2.75 billion of property insurance from industry mutual insurance companies. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage up to $487.2 million per unit, provided by an industry mutual insurance company, for replacement power costs. This amount can be reduced by up to $94.6 million per unit if an outage to both units at Calvert Cliffs is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutuals, all policyholders could be assessed with our share being up to $31 million.


Recoverability of Electric Fuel Costs
-------------------------------------

     By law, we are allowed to recover our cost of electric fuel as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will perform an evaluation of each outage (other than regular maintenance outages) at our generating plants. The evaluation will determine if we used all reasonable and cost-effective maintenance and operating control procedures to try to prevent the outage.

     Effective January 1, 1987, the Maryland PSC established a Generating Unit Performance Program to measure, annually, whether we, and other utilities, have maintained the productive capacity of our generating plants at reasonable levels. To do this, the program uses a system-wide generating performance target or an individual performance target for each base load generating unit. In fuel rate hearings, actual generating performance will be compared first to the system-wide target. If that target is met, it should mean that the requirements of Maryland law have been met. If the system-wide target is not met, each unit's adjusted actual generating performance will be compared to its individual performance target to determine if the requirements of Maryland law have been met and, if not, to determine the basis for possibly imposing a penalty on BGE. Even if we meet these targets, other parties to fuel rate hearings may still question whether we used all reasonable and cost-effective procedures to try to prevent an outage. If the Maryland PSC decides we were deficient in some way, the Maryland PSC may not allow us to recover the cost of replacement energy.

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


California Power Purchase Agreements
-------------------------------------

     Constellation(TM) Holdings, Inc. and Subsidiaries, together known as the Constellation Holdings Companies, has ownership interests in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

     We use the term transition period to describe the timeframe when the 10-year periods for fixed energy rates expire for these 16 power generation projects and they begin supplying electricity at variable rates. The transition period began in 1996 and will continue through 2000. At the date of this report, five projects had already transitioned to variable rates and four other projects will transition in 1998. The remaining seven projects will transition in 1999 or 2000.

     The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced lower earnings from the California projects because the combined revenues from the remaining projects, which continued to supply electricity at fixed rates, were high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects to also be lower than they are under fixed rates. It is difficult to estimate how much lower the revenues may be, but the Constellation Holdings Companies' earnings could be affected significantly. However, the California projects that make the highest revenues will transition to variable rates in 1999 and 2000. As a result, we do not expect the Constellation Holdings Companies to have significantly lower earnings due to the transition to variable rates before 2000.

     The Constellation Holdings Companies are pursuing alternatives for some of these power generation projects including:

     o  repowering the projects to reduce operating costs,
     o  changing fuels to reduce operating costs,
     o  renegotiating the power purchase agreements to improve the terms,
     o  restructuring financings to improve the financing terms, and
     o  selling its ownership interests in the projects.

     We cannot predict the financial effects of the transition from fixed to variable rates on the Constellation Holdings Companies or on BGE, but the effects could be material.


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

     In mid-March we received an unsolicited offer to buy Church Street Station, which is an entertainment, dining, and retail complex in Orlando, Florida. Because of the unique character of Church Street Station and the geographic distance of this project from our other real estate holdings in the Baltimore-Washington corridor, we decided that considering a sale was the appropriate strategy. Based on the accounting rules mentioned above, our decision was a change of intent which required us to write down our investment to the market value. In the first quarter of 1997, the Constellation Holdings Companies recorded a $12 million after-tax write-down of the investment in the project based on the unsolicited offer. The Constellation Holdings Companies
recently   negotiated
an agreement of sale for Church Street Station at substantially the same price offered earlier in the year. The buyer is in the process of performing due diligence on the facility.

     In the second quarter of 1997, the Constellation Holdings Companies recorded a $31.9 million after-tax write-down of the investment in a mixed-use, planned-unit development named Piney Orchard. The development, located in the Baltimore-Washington corridor, has been economically hurt by a prolonged period of low economic growth in the corridor. While the project is successful operationally, delays in the rebound of the real estate market caused delays in completion of phases of the development and sales which drove up project costs, specifically carrying costs which include interest expenses.

     Under applicable accounting rules we are required to write down the value of a real estate investment if expected cash flow from the project is less than the investment in the project. The write-down discussed above was recorded because the expected cash flow from the Piney Orchard project was less than the Constellation Holdings Companies' investment in the project. This was due primarily to carrying costs which include interest expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters and the nine month periods ended September 30, 1997 and 1996. In Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

     BGE and Potomac Electric Power Company (Pepco) have agreed to merge into a new company named Constellation Energy Corporation. We have obtained all regulatory approvals, but two of the approvals -- from the Maryland and D.C. Public Service Commissions -- contain unacceptable conditions. We have requested reconsideration of the Maryland PSC order and plan to ask for reconsideration of the D.C. PSC order. The merger will not occur unless the conditions to these orders are modified. We discuss these matters in more detail in the "Update on Pending Merger With Potomac Electric Power Company" section of the Notes to Consolidated Financial Statements beginning on page 7 and in a Registration Statement on Form S-4 (Registration No. 33-64799). If the merger occurs, it will impact many of the matters discussed in Management's Discussion and Analysis including earnings, results of electric operations, expenses, liquidity, and capital resources.

     The electric utility industry is undergoing rapid and substantial change. Competition is increasing. The regulatory environment (federal and state) is shifting. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 18. They are discussed in detail in our 1996 Annual Report on Form 10-K. We continuously evaluate these changes. Based on the evaluations, we refine short and long term business plans with the primary goal of protecting our security holders' investments and providing them with superior returns on their investment in BGE.

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

     We believe our newest subsidiary, Constellation Power Source(TM), Inc., will provide an opportunity to satisfy all three criteria. Its proposed power marketing business is described in detail in the "Constellation Power Source, Inc." section on page 29.

Results of Operations for the Quarter and Nine Months Ended September 30, 1997
------------------------------------------------------------------------------
Compared With the Corresponding Periods of 1996
-------------------------------------------------

     In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.


Overview
--------


Total Earnings per Share of Common Stock
----------------------------------------

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------
Earnings per share from
 current-year operations:
  Utility business..................      $ .99    $ .86     $1.62      $1.73
  Diversified businesses............        .12      .07      (.02)       .21
                                            ---      ---      ----        ---
  Total earnings per share from
    current-year operations.........       1.11      .93      1.60       1.94
Disallowed replacement energy costs.        .00      .00       .00       (.03)
                                            ---      ---       ---       ----

Total earnings per share............      $1.11    $ .93     $1.60      $1.91
                                          =====    =====     =====      =====


Quarter Ended September 30, 1997
--------------------------------

     Our total earnings for the quarter ended September 30, 1997 increased $26.5 million, or $.18 per share, compared to the same period of 1996.

     In the third quarter of 1997, we had higher utility earnings due mostly to two factors: we sold more electricity due to warmer summer weather (people use more electricity to cool their homes in warmer weather) and we had lower operations and maintenance expenses. We discuss our utility earnings in more detail in the "Utility Business" section beginning on page 17.

     In the third quarter of 1997, we had higher earnings from our diversified business subsidiaries mostly because the Constellation Holdings Companies had higher earnings from power generation projects and financial investments. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 25.


Nine Months Ended September 30, 1997
------------------------------------

     Our total earnings for the nine months ended September 30, 1997 decreased $45.7 million, or $.31 per share, compared to the same period of 1996.

     In the nine months ended September 30, 1997, we had lower utility earnings mostly because we sold less electricity and gas due to milder weather (people use less electricity and gas to heat or cool their homes in milder weather), mostly in the first six months of the year. In addition, we wrote off certain fuel costs in 1996 that were disallowed by the Maryland PSC. We did not have any similar costs disallowed in 1997. This helped our earnings slightly. We discuss our utility earnings in more detail in the "Utility Business" section beginning on beginning on page 17.

     In the nine months ended September 30, 1997, we had lower earnings from our diversified business subsidiaries mostly because the Constellation Holdings Companies had lower earnings from real estate projects. The Constellation Holdings Companies had lower earnings from real estate projects because they wrote down their investments in two projects in the first half of 1997. The total after-tax amount of these write-downs was $43.9 million, or $.30 per share. We discuss these write-downs and our diversified business earnings in more detail in the "Diversified Businesses" section beginning on beginning on page 25.


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

      From time to time, when necessary to cover increased costs, we ask the Maryland PSC for base rate increases. The Maryland PSC holds hearings to determine whether to grant us all or a portion of the amount requested. However, the Maryland PSC has historically allowed us to increase base rates to recover costs for replacing utility plant assets, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs.


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

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------

Heating degree days.................       116       102     3,040      3,324
Percent change compared to prior period         13.7%             (8.5)%

Cooling degree days.................       529       491      711        770
Percent change compared to prior period          7.7%             (7.7)%


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

     We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. In September 1995, we decided that a merger with Pepco would help us compete by maintaining low-cost production and increasing our size. The merger is more thoroughly discussed in the "Update on Pending Merger With Potomac Electric Power Company" section of the Notes to Consolidated Financial Statements beginning on page 7. Although we believe the merger will improve our competitive position in the future, no one can predict the ultimate effect competition or regulatory change will have on our earnings or on the earnings of the merged company.

     We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

     o the complete or partial separation of our generation, transmission, and distribution functions,
     o  other internal restructuring,
     o  mergers or acquisitions of utility or non-utility businesses,
     o  addition or disposition of portions of our service territories,
     o  spin-off or distribution of one or more businesses.

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


Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------
Utility earnings per share
 from current-year operations:
  Electric business.................      $1.02    $ .88    $ 1.53      $1.59
  Gas business......................       (.03)    (.02)      .09        .14
                                           ----     ----       ---        ---
  Total utility earnings per share
     from current-year operations...        .99      .86      1.62       1.73
Disallowed replacement energy costs.        .00      .00       .00       (.03)
                                            ---      ---       ---       ----

Total utility earnings per share....      $ .99    $ .86    $ 1.62      $1.70
                                          =====    =====    ======      =====

     Our utility earnings for the quarter ended September 30, 1997 increased $19.7 million, or $.13 per share compared to the same quarter of 1996. Our utility earnings for the nine months ended September 30, 1997 decreased $10.4 million, or $.08 per share compared to the same nine months of 1996. We discuss the factors affecting utility earnings below.


Electric Operations
-------------------


Electric Revenues
-----------------

     The changes in electric revenues in 1997 compared to 1996 were caused by:

                                           Quarter Ended     Nine Months Ended
                                           September 30         September 30
                                           1997 vs. 1996       1997 vs. 1996
                                          ----------------   -------------------
                                                      (In millions)

Electric system sales volumes.......           $15.2                $(25.1)
Base rates..........................            (5.6)                  5.5
Fuel rates..........................             1.4                  (6.5)
                                                 ---                  ----
Total change in electric revenues
  from electric system sales........            11.0                 (26.1)
Interchange and other sales.........            (0.2)                (19.7)
Other...............................             1.2                   0.9
                                                 ---                   ---
Total change in electric revenues...           $12.0                $(44.9)
                                               =====                ======


Electric System Sales Volumes
-----------------------------

     "Electric system sales" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

     The percentage changes in our electric system sales volumes, by type of customer, in 1997 compared to 1996 were:

                                           Quarter Ended     Nine Months Ended
                                           September 30         September 30
                                           1997 vs. 1996       1997 vs. 1996
                                          ----------------   -------------------

Residential.........................            4.6%                 (5.5)%
Commercial..........................            1.8                   0.1
Industrial..........................           (1.7)                 (1.5)

     During the quarter ended September 30, 1997, we sold more electricity to residential and commercial customers mostly due to warmer summer weather. We sold less electricity to industrial customers mostly because usage per customer decreased. We would have sold even less electricity to industrial customers, except the number of customers increased and we had warmer summer weather.

     During the nine months ended September 30, 1997, we sold less electricity to residential customers mostly for two reasons: lower electricity usage per customer and milder weather. We sold about the same amount of electricity to commercial customers as we did in the same period last year. We sold less electricity to industrial customers mostly because usage per customer decreased. We would have sold even less electricity to industrial customers, except the number of customers increased.


Base Rates
----------

     During the quarter ended September 30, 1997, base rate revenues were lower than they were in the same period of 1996. Although we sold more electricity during the quarter, our base rate revenues decreased because of a lower energy conservation surcharge effective July 1, 1997.

     During the nine months ended September 30, 1997, base rate revenues were higher than they were in the same period of 1996. Although we sold less electricity during the nine months, our base rate revenues increased because of a higher energy conservation surcharge in the first six months of the year.


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

     Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. (We discuss this more thoroughly in the "Electric Fuel and Purchased Energy Expenses" section below and in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 12.)

     During the quarter ended September 30, 1997, fuel rate revenues increased because we sold more electricity. During the nine months ended September 30, 1997, fuel rate revenues decreased because we sold less electricity.

Interchange and Other Sales
---------------------------

     "Interchange and other sales" are sales of energy in the Pennsylvania-New Jersey-Maryland Interconnection (PJM) and to others. The PJM is a regional power pool of eight utility member companies, including BGE. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

     During the quarter ended September 30, 1997, we had about the same amount of interchange and other sales as we did in the same period of 1996. During the nine months ended September 30, 1997, we had lower interchange and other sales mostly because of lower sales volumes due to reduced demand.


Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------
                                                   (In millions)

Actual costs........................     $135.7    $140.4   $381.7     $419.6
Net recovery (deferral) of costs
  under electric fuel rate clause
  (see Note 1 of the Form 10-K).....       (0.5)     (6.2)     1.5      (10.8)
Disallowed replacement energy costs.        0.0       0.0      0.0        6.8
                                            ---       ---      ---        ---
Total electric fuel and
  purchased energy expenses.........     $135.2    $134.2   $383.2     $415.6
                                         ======    ======   ======     ======


Actual Costs
------------

     During the quarter and nine months ended September 30, 1997, our actual cost of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from other utilities was lower than in the same periods of 1996 mostly for two reasons: we bought less electricity from other utilities because we were able to meet demand using the electricity we generated, and we were able to use a less-costly mix of generating plants mostly because of shorter refueling and maintenance downtime at our Calvert Cliffs Nuclear Power Plant.


Electric Fuel Rate Clause
-------------------------

     Under the electric fuel rate clause, we defer (include as an asset or liability on the balance sheet and exclude from income and expense) the difference between what we spend for fuel and what we collect from customers under the fuel rate in a given period. We either bill our customers (if we spend more than we collect) or we refund our customers (if we collect more than we spend) the amount of the difference.

     During the quarter ended September 30, 1997, we spent more for fuel than we collected from our customers. During the nine months ended September 30, 1997, we collected more revenues from our customers than we spent for fuel.


Disallowed Replacement Energy Costs
-----------------------------------

     During the nine months ended September 30, 1996, we wrote off $6.8 million of fuel costs that were disallowed by the Maryland PSC. We did not have any similar costs disallowed in 1997.

Gas Operations
--------------

Gas Revenues
------------

     The changes in gas revenues in 1997 compared to 1996 were caused by:


                                           Quarter Ended     Nine Months Ended
                                           September 30         September 30
                                           1997 vs. 1996       1997 vs. 1996
                                          ----------------   -------------------
                                                      (In millions)

Gas system sales volumes............          $(0.3)                $(8.5)
Base rates..........................            0.6                  (1.7)
Gas cost adjustments................           (1.5)                 (2.9)
                                               ----                  ----
Total change in gas revenues
  from gas system sales.............           (1.2)                (13.1)
Off-system sales....................           (1.0)                  4.4
Other...............................            0.2                   0.0
                                                ---                   ---
Total change in gas revenues........          $(2.0)                $(8.7)
                                              =====                 =====


Gas System Sales Volumes
------------------------

     The percentage changes in our gas system sales volumes, by type of customer, in 1997 compared to 1996 were:

                                           Quarter Ended     Nine Months Ended
                                           September 30         September 30
                                           1997 vs. 1996       1997 vs. 1996
                                          ----------------   -------------------

Residential...........................         (4.9)%               (11.0)%
Commercial............................         (5.6)                 (2.0)
Industrial............................         (3.8)                  3.8

     During the quarter ended September 30, 1997, we sold less gas to residential, commercial, and industrial customers mostly because usage per customer decreased.

     During the nine months ended September 30, 1997, we sold less gas to residential and commercial customers due mostly to lower usage per customer and milder weather. We would have sold even less gas to these customers except the number of residential and commercial customers increased. We sold more gas to industrial customers mostly because the milder weather caused fewer service interruptions and Bethlehem Steel used more gas. We would have sold even more gas to industrial customers except gas usage by industrial customers other than Bethlehem Steel decreased.


Base Rates
----------

     During the quarter ended September 30, 1997, base rate revenues were higher than they were in the same period of 1996. Although we sold less gas this year, our base rate revenues increased because of a higher energy conservation surcharge effective July 1, 1997.

     During the nine months ended September 30, 1997, base rate revenues were lower than they were in the same period of 1996. Our base rate revenues decreased mostly because of lower sales volumes due to reduced demand and because of a lower energy conservation surcharge in the first six months of the year.

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

     During the quarter and nine months ended September 30, 1997, gas adjustment revenues decreased because of the operation of the Market Based Rates incentive mechanism.


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

     During the quarter ended September 30, 1997, revenues from off-system gas sales decreased because we sold gas off-system at a lower price. During the nine months ended September 30, 1997, off-system gas sales increased mostly because we first began off-system sales of gas in February of 1996. These changes in off-system sales did not significantly impact earnings.


Gas Purchased For Resale Expenses
---------------------------------

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------
                                                    (In millions)

Actual costs........................    $ 23.4     $28.6    $196.9     $203.8
Net recovery (deferral) of costs
  under gas adjustment clauses
  (see Note 1 of the Form 10-K).....       2.0      (0.5)      9.9        2.7
                                           ---      ----       ---        ---
Total gas purchased for
  resale expenses...................    $ 25.4     $28.1    $206.8     $206.5
                                        ======     =====    ======     ======


Actual Costs
------------

     Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. These costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

     During the quarter ended September 30, 1997, actual gas costs decreased mostly because the market price of gas was lower. During the nine months ended September 30, 1997, actual gas costs decreased mostly because we sold less gas.

Gas Adjustment Clauses
----------------------

     We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

     During the quarter and nine months ended September 30, 1997, the portion of our actual gas costs subject to these clauses was lower than the revenues we collected from our customers. As a result, we recovered costs which we had deferred in prior years.


Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------

     During the quarter ended September 30, 1997, our operations and maintenance expenses decreased $10.8 million due mostly to three factors: lower benefit costs, lower costs associated with a regular maintenance outage at our Calvert Cliffs Nuclear Power Plant, and lower administrative and general expenses.

     During the nine months ended September 30, 1997, our operations and maintenance expenses were about the same as they were in the same period of 1996.


Other Income and Expenses
-------------------------


Interest Charges
----------------

     Interest charges represent the interest we paid on outstanding debt. During the quarter ended September 30, 1997, we had $7.5 million of higher interest charges. During the nine months ended September 30, 1997, we had $17.8 million of higher interest charges. Our interest charges increased during these periods because we had more debt outstanding and interest rates were higher.


Income Taxes
------------

     During the quarter ended September 30, 1997, our total income taxes increased $12.1 million because we had higher taxable income from both our utility operations and our diversified businesses. During the nine months ended September 30, 1997, our total income taxes decreased $30.7 million because we had lower taxable income from both our utility operations and our diversified businesses.


Environmental Matters
---------------------

     We are subject to increasingly stringent federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 10 and in our 1996 Annual Report on Form 10-K under Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Diversified Businesses
----------------------

     In the 1980's, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry. Some of our diversified businesses are related to our core utility business and others are not. Our diversified businesses are in three groups:

     o Constellation Holdings, Inc. and Subsidiaries, together known as the Constellation Holdings Companies,
     o  Constellation Energy Solutions(TM), Inc. and Subsidiaries, and
     o  BGE Home Products & Services, Inc. and Subsidiary.

Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------


Constellation Holdings Companies....     $ .13     $ .06    $  .00     $ .19
Constellation Energy Solutions......      (.02)      .00      (.04)      .00
BGE Home Products & Services........       .01       .01       .02       .02
                                           ---       ---       ---       ---
Total diversified business
   earnings per share...............     $ .12     $ .07    $ (.02)    $ .21
                                         =====     =====    ======     =====

     Our diversified business earnings for the quarter ended September 30, 1997 increased $6.8 million, or $.05 per share compared to the same quarter of 1996. Our diversified business earnings for the nine months ended September 30, 1997 decreased $35.2 million, or $.23 per share compared to the same nine months of 1996. These changes came mostly from the Constellation Holdings Companies. We discuss the factors affecting the earnings of our diversified businesses below.


The Constellation Holdings Companies -- Power Generation, Financial
-------------------------------------------------------------------
Investments, and Real Estate
----------------------------

     The Constellation Holdings Companies engage in the following:

     o  development, ownership, and operation of power generation projects,
     o  financial investments, and
     o development, ownership, and management of real estate and senior-living facilities.

     Earnings per share from the Constellation Holdings Companies were:

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------

Power generation systems..............   $ .08     $  .03    $ .20      $ .14
Financial investments.................     .08        .04      .14        .08
Real estate development and
    senior-living facilities..........    (.02)      (.01)    (.32)      (.02)
Other.................................    (.01)       .00     (.02)      (.01)
                                          ----        ---     ----       ----
Total Constellation Holdings Companies'
  earnings per share..................   $ .13     $  .06    $ .00      $ .19
                                         =====     ======    =====      =====

Power Generation
----------------

     The Constellation Holdings Companies' power generation business develops, owns, and operates power generation facilities. Earnings from these projects fluctuate based on their operating performance. Earnings may also fluctuate in the future based on the pricing provisions of certain agreements. This is discussed further in the "California Power Purchase Agreements" section that follows.

     During the quarter and nine months ended September 30, 1997, earnings increased mostly for two reasons. The Constellation Holdings Companies wrote off a $6.2 million investment in a solar power project in the third quarter of 1996. They did not have a similar write-off in 1997. In addition, earnings from energy projects were higher because operating performance improved.


California Power Purchase Agreements
------------------------------------

     The Constellation Holdings Companies have $248 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

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

     We use the term transition period to describe the timeframe when the 10-year periods for fixed energy rates expire for these 16 power generation projects and they begin supplying electricity at variable rates. The transition period began in 1996 and will continue through 2000. At the date of this report, five projects had already transitioned to variable rates and four other projects will transition in 1998. The remaining seven projects will transition in 1999 or 2000.

     The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced lower earnings from the California projects because the combined revenues from the remaining projects, which continued to supply electricity at fixed rates, were high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects to also be lower than they are under fixed rates. It is difficult to estimate how much lower the revenues may be, but the Constellation Holdings Companies' earnings could be affected significantly. However, the California projects that make the highest revenues will transition to variable rates in 1999 and 2000. As a result, we do not expect the Constellation Holdings Companies to have significantly lower earnings due to the transition to variable rates before 2000.

     The Constellation Holdings Companies are pursuing alternatives for some of these power generation projects including:

     o  repowering the projects to reduce operating costs,
     o  changing fuels to reduce operating costs,
     o  renegotiating the power purchase agreements to improve the terms,
     o  restructuring financings to improve the financing terms, and
     o  selling its ownership interests in the projects.

     We cannot predict the financial effects of the transition from fixed to variable rates on the Constellation Holdings Companies or on BGE, but the effects could be material.

International
-------------

     Historically, the Constellation Holdings Companies' power generation projects have been in the United States. Over the last two years, however, the Constellation Holdings Companies have sought projects in Latin America. As of September 30, 1997, the Constellation Holdings Companies had invested about $18.8 million and committed another $7.7 million in power projects in Latin America. In the future, the Constellation Holdings Companies' power generation business may be expanding further in both domestic and international projects.


Financial Investments
---------------------

     Earnings from the Constellation Holdings Companies' portfolio of financial investments include income from:

     o  marketable securities,
     o  financial limited partnerships, and
     o  financial guaranty insurance companies.

     During the quarter ended September 30, 1997, earnings were higher than in 1996 mostly due to a $6 million after-tax gain on a sale of stock held by a financial limited partnership. Earnings would have been even higher, except the Constellation Holdings Companies recorded a $2.2 million after-tax gain on a sale of stock in the third quarter of 1996 that they did not have in the same period of 1997.

     During the nine months ended September 30, 1997, earnings were higher than in 1996 due to the $6 million after-tax gain described above, better earnings from marketable securities, and increased gains from financial limited partnerships. Earnings would have been even higher, except the Constellation Holdings Companies recorded:

     o the $2.2 million after-tax gain on a sale of stock in the third quarter of 1996, described above, that they did not have in the same period of 1997,
     o a $1.9 million after-tax gain on a sale of stock in the second quarter of 1996 that they did not have in the same period of 1997, and
     o a $1.3 million after-tax write-down of an investment in the second quarter of 1997.


Real Estate Development and Senior-Living Facilities
----------------------------------------------------

     The Constellation Holdings Companies' real estate development business includes:

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

     During the quarter ended September 30, 1997, earnings from real estate development and senior-living facilities were about the same as they were in the same period of 1996. During the nine months ended September 30, 1997, earnings from real estate development and senior-living facilities were lower mostly due to:

     o a $31.9 million, or $.22 per share, after-tax write-down of the investment in one project during the second quarter of 1997, and
     o a $12 million, or $.08 per share, after-tax write-down of the investment in another project during the first quarter of 1997.

     We discuss these write-downs later in this section.

     The Constellation Holdings Companies' real estate portfolio has continued to incur carrying costs and depreciation over the years. Additionally, the Constellation Holdings Companies have been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.

     Cash flow from real estate operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash from Constellation Holdings. Constellation Holdings obtained those funds from the cash flow from other Constellation Holdings Companies and through additional borrowing.

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

     In mid-March we received an unsolicited offer to buy Church Street Station, which is an entertainment, dining, and retail complex in Orlando, Florida. Because of the unique character of Church Street Station and the geographic distance of this project from our other real estate holdings in the Baltimore-Washington corridor, we decided that considering a sale was the appropriate strategy. Based on the accounting rules mentioned above, our decision was a change of intent which required us to write down our investment to the market value. In the first quarter of 1997, the Constellation Holdings Companies recorded a $12 million after-tax write-down of the investment in the project based on the unsolicited offer. The Constellation Holdings Companies recently negotiated an agreement of sale for Church Street Station at substantially the same price offered earlier in the year. The buyer is in the process of performing due diligence on the facility.

     In the second quarter of 1997, the Constellation Holdings Companies recorded a $31.9 million after-tax write-down of the investment in a mixed-use, planned-unit development named Piney Orchard. The development, located in the Baltimore-Washington corridor, has been economically hurt by a prolonged period of low economic growth in the corridor. While the project is successful operationally, delays in the rebound of the real estate market caused delays in completion of phases of the development and sales which drove up project costs, specifically carrying costs which includes interest expenses.

     Under applicable accounting rules we are required to write down the value of a real estate investment if expected cash flow from the project is less than the investment in the project. The write-down discussed above was recorded because the expected cash flow from the Piney Orchard project was less than the Constellation Holdings Companies' investment in the project. This was due primarily to carrying costs which include interest expenses.


Constellation Energy Solutions, Inc. and Subsidiaries -- Our Energy Marketing
-----------------------------------------------------------------------------
Companies
---------

     Constellation Energy Solutions is a wholly owned subsidiary of BGE and serves as the holding company for our three energy marketing businesses:

     o  Constellation Power Source, Inc. -- our power marketing business,
     o Constellation Energy Source(TM), Inc. -- our natural gas brokering business, and
     o Constellation Energy Projects & Services(TM), Inc. and Subsidiaries -- our energy services business.

     Earnings per share from these businesses were:

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30
                                         -----------------  -------------------
                                          1997      1996     1997       1996
                                         --------  -------  --------  ---------

Constellation Power Source............   $ .00     $  .00    $(.01)     $ .00
Constellation Energy Source...........    (.01)       .00     (.02)       .00
Constellation Energy Projects & Services  (.01)       .00     (.01)       .00
                                          ----        ---     ----        ---
Total Constellation Energy Solutions
  earnings per share..................   $(.02)    $  .00    $(.04)     $ .00
                                         =====     ======    =====      =====


Constellation Power Source, Inc.
--------------------------------

     Constellation Power Source was formed in February 1997 to enter the power marketing business. This new business purchases and sells electric power and electric power derivatives, and engages in related activities including:

     o  power brokering,
     o  power marketing,
     o  risk management activities, and
     o  derivative trading.

     Goldman Sachs Power, LLC, an affiliate of Goldman, Sachs & Co., the investment banking firm, is the exclusive advisor to Constellation Power Source for risk management and power marketing.

     During the quarter and nine months ended September 30, 1997, earnings per share from this subsidiary were not significant.


Constellation Energy Source, Inc.
---------------------------------

     Constellation Energy Source provides natural gas brokering and related services for wholesale and retail customers.

     During the quarter ended September 30, 1997, earnings were about the same as they were in the same period of 1996. During the nine months ended September 30, 1997, earnings were lower than in 1996 mostly because of lower margins on gas sales.

Constellation Energy Projects & Services, Inc. and Subsidiaries
---------------------------------------------------------------

     Constellation Energy Projects & Services provides a broad range of customized energy services, including:

     o  private electric and gas distribution systems,
     o  energy consulting,
     o  power quality services, and
     o  campus and multi-building energy systems.

     Constellation Energy Projects & Services also provides district energy systems through ComfortLink(R) (a partnership with the Poole & Kent Company).

     During the quarter and nine months ended September 30, 1997, earnings were about the same as they were in the same periods of 1996.


BGE Home Products & Services, Inc. and its Subsidiary -- Our Home Products
--------------------------------------------------------------------------
and Commercial Building Systems Businesses
------------------------------------------

     BGE Home Products & Services:

     o  sells and services electric and gas appliances,
     o  engages in home improvements, and
     o  sells and services heating and air conditioning systems.

     During the quarter and nine months ended September 30, 1997, earnings were about the same as they were in the same periods of 1996.

Liquidity and Capital Resources
-------------------------------

Overview
--------

     Our business requires a great deal of capital. Our actual capital requirements for the nine months ended September 30, 1997, along with estimated annual amounts for the years 1997 through 1999, are shown below. For the twelve months ended September 30, 1997, our ratio of earnings to fixed charges was 2.62 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.18.

                                     Nine Months Ended
                                        September 30    Calendar Year Estimate
                                            1997         1997    1998    1999
                                           --------     ------------------------
                                                      (In millions)
Utility Business Capital Requirements:
--------------------------------------

Construction expenditures (excluding AFC)
  Electric............................... $  171      $ 241     $ 224     $222
  Gas....................................     66         85        72       76
  Common.................................     17         28        29       27
                                              --         --        --       --
  Total construction expenditures........    254        354       325      325
AFC......................................      6          8         7        7
Nuclear fuel (uranium purchases
  and processing charges)................     42         45        50       50
Deferred energy conservation
  expenditures...........................     22         29         9        9
Retirement of long-term debt and
  redemption of preference stock ........    173        193       117      344
                                             ---        ---       ---      ---
Total utility business
  capital requirements...................    497        629       508      735
                                             ---        ---       ---      ---

Diversified Business Capital Requirements:
------------------------------------------

Investment requirements..................    103        177       167      168
Retirement of long-term debt.............    156        188       165      120
                                             ---        ---       ---      ---
Total diversified business
  capital requirements...................    259        365       332      288
                                             ---        ---       ---      ---

Total capital requirements............... $  756    $   994     $ 840   $1,023
                                          ======    =======     =====   ======


Capital Requirements of Our Utility Business
--------------------------------------------

     Capital requirements for our utility business do not include:

     o  costs to complete the pending merger with Pepco, or
     o costs for increased controls at our fossil generating plants to meet the new standards for very fine particulates and the revised standards for ozone attainment.

     The costs to complete the pending merger with Pepco, which are expected to be $150 million, are discussed in the "Update on Pending Merger With Potomac Electric Power Company" section of the Notes to Consolidated Financial Statements beginning on page 7. The costs for increased controls at our fossil generating plants to meet the new standards for very fine particulates and the revised standards for ozone attainment are discussed in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 10.

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

     During the twelve months ended September 30, 1997, our utility operations provided about 81% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

     During the three years from 1997 through 1999, we expect utility operations to provide 115% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock. This estimate does not consider the pending merger with Pepco.

     When we cannot meet utility capital requirements internally, we sell debt and equity securities. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1997 through the date of this report, we issued $257 million of long-term debt and we redeemed $89 million of long-term debt and $104 million of preference stock.


Security Ratings
----------------

     Independent credit-rating agencies rate our fixed-income securities. The ratings indicate the agencies' assessment of our ability to pay interest, dividends, and principal on these securities. These ratings affect how much it will cost us to sell these securities. The better the rating, the cheaper it is for us to sell. Our securities ratings at the date of this report are shown in the following table. On October 14, 1997, Standard & Poors upgraded our mortgage bonds from A+ to AA-. All other ratings remained the same.

                               Standard        Moody's
                                & Poors       Investors       Duff & Phelps
                             Rating Group      Service      Credit Rating Co.
                             --------------  ------------  --------------------

Mortgage Bonds                    AA-            A1               AA-
Unsecured Debt                     A             A2               A+
Preference Stock                   A            "a2"               A


Capital Requirements of Our Diversified Businesses
--------------------------------------------------

     In the past, capital requirements of our diversified businesses only included the Constellation Holdings Companies because they had the only significant capital requirements. From time to time, however, our other diversified businesses may develop significant capital requirements. As that occurs, we will include the capital requirements of those businesses in the capital requirements table on page 31. As discussed below under "Diversified Business Investment Requirements," capital requirements for Constellation Power Source and ComfortLink are also included this year.

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

Diversified Business Investment Requirements
--------------------------------------------

     The investment requirements of our diversified businesses include:

     o the Constellation Holdings Companies' investments in financial limited partnerships and funding for the development and acquisition of projects, as well as loans made to project partnerships,
     o  ComfortLink's funding for construction of district energy projects,
        and
     o  funding  for  growing   Constellation  Power  Source's  power  marketing
        business.

     Investment requirements for 1997 through 1999 include estimates of funding for ongoing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 31 due to:

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

     If the Constellation Holdings Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Holdings Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. For more information, see the discussion of the real estate business and market in the "Real Estate Development and Senior-Living Facilities" section beginning on page 27.

     On May 5, 1997, the Constellation Holdings Companies issued $274 million of three and four-year notes. The three-year notes have an interest rate of 7.50% and the four-year notes have an interest rate of 7.66%. The notes were issued to several institutional investors in a private placement offering. In addition, our diversified businesses have the following revolving credit agreements to provide additional cash for short-term financial needs:

                                                     Amount of
                                                 Revolving Credit
                                                     Agreement
                                              ------------------------

     o  Constellation Holdings Companies             $75 million
     o  ComfortLink                                  $50 million
     o  Constellation Energy Solutions, Inc.         $10 million
        and Subsidiaries

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

Asbestos
-------

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


Environmental Matters
---------------------

     Our potential environmental liabilities and pending environmental actions are listed in Item 1. Business-Environmental Matters of our 1996 Annual Report on Form 10-K.

     In April, 1997, we received an information request from the Environmental Protection Agency (EPA) concerning the 68th Street Dump Site, also known as the Robb Tyler Dump, located in Baltimore, Maryland. This site is not currently listed as a federal Superfund site. We understand that the EPA has sent information requests to over 70 other parties. Our response to the EPA is that our records do not show that we sent waste to the site. This response is based on reviewing all relevant documents and interviewing employees involved in waste disposal for the Company from 1950 to 1975, which is the period covered by the EPA's inquiry. Our potential liability cannot be estimated at this time.

---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On October 30, 1997, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:


1. All of the Directors nominated by BGE were selected as follows:

                                                 COMMON SHARES CAST:

                                          For            Against        Abstain
                                          ---            -------        -------
     H. Furlong Baldwin               124,175,997        556,434      2,031,909
     Beverly B. Byron                 124,158,577        573,854      2,031,909
     J. Owen Cole                     124,334,574        397,857      2,031,909
     Dan A. Colussy                   124,405,491        326,940      2,031,909
     Edward A. Crooke                 124,123,864        608,567      2,031,909
     James R. Curtiss                 124,158,786        573,645      2,031,909
     Jerome W. Geckle                 124,294,352        438,079      2,031,909
     Freeman A. Hrabowski             124,075,973        656,458      2,031,909
     Nancy Lampton                    124,412,930        319,501      2,031,909
     George V. McGowan                124,196,534        535,897      2,031,909
     Christian H. Poindexter          123,544,821      1,187,610      2,031,909
     George L. Russell, Jr.           124,139,222        593,209      2,031,909
     Michael D. Sullivan              124,024,920        707,511      2,031,909

2. The appointment of Coopers & Lybrand, L.L.P. as independent accountants was ratified, and with respect to holders of common stock, the number of affirmative votes cast were 125,105,289. The number of negative votes cast were 878,806, and the number of abstentions were 1,260,278.

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

     The unaudited pro forma combined condensed balance sheet at September 30, 1997 gives effect to the merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statement of income for the nine months ended September 30, 1997, gives effect to the merger as if it had occurred at January 1, 1997. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions included in the notes following the financial statements. Constellation Energy Corporation was formed September 22, 1995 and has no assets or operations. Therefore, Constellation Energy Corporation has no financial statements so there has been no audit of such statements.

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

     The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth in this Form 10-Q:

     o  Balance Sheet as of September 30, 1997
     o  Income Statement for the Nine Months Ended September 30, 1997
     o  Notes to Consolidated Financial Statements

     The following financial information of Pepco is also set forth in this Form 10-Q:

     o  Reclassifying Balance Sheet as of September 30, 1997
     o  Reclassifying Income Statement for the Nine Months Ended September
        30, 1997


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

                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)


                                                                 BGE               PEPCO             Pro Forma          Pro Forma
                                                            (As Reported)    (As Reclassified)      Adjustments          Combined
                                                            ------------        ------------        ------------       ------------
ASSETS                                                                          (See Note 5)
Current Assets
   Cash and cash equivalents ........................       $    189,758        $     13,003        $       --         $    202,761
   Accounts receivable - net ........................            398,014             311,370                --              709,384
   Materials and supplies ...........................            166,516             129,627                --              296,143
   Prepayments and other ............................            326,059              45,471                --              371,530
                                                            ------------        ------------        ------------       ------------
      Total current assets ..........................          1,080,347             499,471                --            1,579,818
                                                            ------------        ------------        ------------       ------------
Investments and Other Assets
   Notes receivable .................................               --                23,438                --               23,438
   Real estate projects .............................            443,922              72,956                --              516,878
   Power generation systems .........................            421,762                 979                --              422,741
   Financial investments ............................            130,235                --                  --              130,235
   Marketable securities ............................             27,752             303,905                --              331,657
   Investment in finance leases .....................             28,870             460,021                --              488,891
   Operating lease equipment - net ..................               --               170,747                --              170,747
   Other investments ................................            433,309             108,646                --              541,955
                                                            ------------        ------------        ------------       ------------
      Total investments and other assets ............          1,485,850           1,140,692                --            2,626,542
                                                            ------------        ------------        ------------       ------------
Utility Plant
   Plant in service
      Electric ......................................          6,698,259           6,335,130                --           13,033,389
      Gas ...........................................            832,002                --                  --              832,002
      Common ........................................            546,101                --                  --              546,101
                                                            ------------        ------------        ------------       ------------
      Total plant in service ........................          8,076,362           6,335,130                --           14,411,492
   Accumulated depreciation .........................         (2,773,956)         (1,999,638)               --           (4,773,594)
                                                            ------------        ------------        ------------       ------------
   Net plant in service .............................          5,302,406           4,335,492                --            9,637,898
   Construction work in progress ....................            165,845              84,901                --              250,746
   Nuclear fuel - net ...............................            140,261                --                  --              140,261
   Other plant - net ................................             25,470              26,222                --               51,692
                                                            ------------        ------------        ------------       ------------
      Net utility plant .............................          5,633,982           4,446,615                --           10,080,597
                                                            ------------        ------------        ------------       ------------
Deferred charges
   Regulatory assets ................................            474,598             461,337                --              935,935
   Other ............................................            106,823             207,824                --              314,647
                                                            ------------        ------------        ------------       ------------
      Total deferred charges ........................            581,421             669,161                --            1,250,582
                                                            ------------        ------------        ------------       ------------
                                                            ============        ============        ============       ============
Total Assets ........................................       $  8,781,600        $  6,755,939        $       --         $ 15,537,539
                                                            ============        ============        ============       ============


See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                        CONSTELLATION ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                SEPTEMER 30, 1997
                                 (IN THOUSANDS)


                                                                       BGE              PEPCO          Pro Forma         Pro Forma
                                                                  (As Reported)  (As Reclassified)    Adjustments         Combined
                                                                  ------------      -----------       ------------      ------------
LIABILITIES AND CAPITALIZATION                                                     (See Note 5)
Current Liabilities
   Short-term borrowings ..................................       $   250,500       $   286,275       $       --         $   536,775
   Current portion of long-term debt,
      preferred stock, and preference stock ...............           203,574           369,735               --             573,309
   Accounts payable .......................................           144,690           275,956               --             420,646
   Other ..................................................           286,303           104,546               --             390,849
                                                                  -----------       -----------       ------------       -----------
      Total current liabilities ...........................           885,067         1,036,512               --           1,921,579
                                                                  -----------       -----------       ------------       -----------
Deferred Credits and Other Liabilities
   Deferred income taxes ..................................         1,298,068         1,032,131               --           2,330,199
   Capital lease obligations ..............................              --             161,057               --             161,057
   Pension and postemployment benefits ....................           188,535              --                 --             188,535
   Other ..................................................            97,862            43,623               --             141,485
                                                                  -----------       -----------       ------------       -----------
      Total deferred credits and other liabi1ities ........         1,584,465         1,236,811               --           2,821,276
                                                                  -----------       -----------       ------------       -----------
Capitalization
   Long-term debt .........................................         3,095,983         2,272,124               --           5,368,107
   Preferred stock ........................................              --             266,291               --             266,291
   Preference stock .......................................           301,500              --                 --             301,500
   Common shareholders' equity ............................         2,914,585         1,944,201               --           4,858,786
                                                                  -----------       -----------       ------------       -----------
      Total capitalization ................................         6,312,068         4,482,616               --          10,794,684
                                                                  -----------       -----------       ------------       -----------
                                                                  ===========       ===========       ============       ===========
Total Liabilities and Capitalization ......................       $ 8,781,600       $ 6,755,939       $       --         $15,537,539
                                                                  ===========       ===========       ============       ===========


See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                        CONSTELLATION ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             BGE           PEPCO         Pro Forma       Pro Forma
                                                                        (As Reported)(As Reclassified)  Adjustments       Combined
                                                                         ----------     -----------      ----------      ----------
                                                                                        (See Note 5)
Revenues
   Electric ......................................................       $1,691,700     $1,473,073       $      --       $3,164,773
   Gas ...........................................................          366,948           --                --          366,948
   Diversified businesses ........................................          436,310        101,370              --          537,680
                                                                         ----------     -----------      ----------      ----------
      Total revenues .............................................        2,494,958      1,574,443              --        4,069,401
                                                                         ----------     -----------      ----------      ----------
Operating Expenses
   Electric fuel and purchased energy ............................         383,245         512,134              --          895,379
   Gas purchased for resale ......................................         206,775            --                --          206,775
   Operations ....................................................         389,163         160,319              --          549,482
   Maintenance ...................................................         139,040          67,797              --          206,837
   Diversified businesses expenses ...............................         391,582          54,827              --          446,409
   Loss on assets held for disposal ..............................            --             2,022              --            2,022
   Depreciation and amortization .................................         256,136         173,982              --          430,118
   Taxes other than income taxes .................................         165,334         154,219              --          319,553
                                                                         ----------     -----------      ----------      ----------
      Total operating expenses ...................................       1,931,275       1,125,300              --        3,056,575
                                                                         ----------     -----------      ----------      ----------
Income From Operations ...........................................         563,683         449,143              --        1,012,826

Total Other Income ...............................................           5,395           8,685              --           14,080
                                                                         ----------     -----------      ----------      ----------
Income Before Interest and Income Taxes ..........................         569,078         457,828              --        1,026,906
                                                                         ----------     -----------      ----------      ----------
Net Interest Expense .............................................         171,493         157,765              --          329,258
                                                                         ----------     -----------      ----------      ----------
Income Before Income Taxes .......................................         397,585         300,063              --          697,648
                                                                         ----------     -----------      ----------      ----------
Income Taxes .....................................................         139,097          90,972              --          230,069
                                                                         ----------     -----------      ----------      ----------
Net Income .......................................................         258,488         209,091              --          467,579
                                                                         ----------     -----------      ----------      ----------
Preferred and Preference Stock Dividends .........................          22,752          12,439              --           35,191
                                                                         ==========     ===========      ==========      ==========
Earnings Applicable to Common Stock ..............................       $ 235,736      $  196,652       $      --       $  432,388
                                                                         ==========     ===========      ==========      ==========

Average Shares of Common Stock
   Outstanding (Note 2)                                                    147,667         118,500              --          265,812

Earnings Per Share of Common Stock                                           $1.60           $1.66                            $1.63


See Accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                           PEPCO           PEPCO            PEPCO
                                                                                       (As Reported)    (Reclasses)(As Reclassified)
                                                                                         ----------      ----------   --------------
ASSETS
Current Assets
   Cash and cash equivalents .....................................................       $   2,916       $   10,087      $   13,003
   Accounts receivable - net .....................................................            --            311,370         311,370
   Customer accounts receivable - net ............................................         186,623         (186,623)           --
   Other accounts receivable - net ...............................................          25,117          (25,117)           --
   Accrued unbilled revenue ......................................................          88,071          (88,071)           --
   Materials and supplies ........................................................            --            129,627         129,627
      Fuel .......................................................................          60,432          (60,432)           --
      Construction and maintenance ...............................................          69,195          (69,195)           --
   Prepayments and other .........................................................            --             45,471          45,471
   Prepaid taxes .................................................................          41,554          (41,554)           --
   Other prepaid expenses ........................................................           3,917           (3,917)           --
                                                                                        ----------       ----------      ----------
      Total current assets .......................................................         477,825           21,646         499,471
                                                                                        ----------       ----------      ----------
Investments and Other Assets
   Notes receivable ..............................................................            --             23,438          23,438
   Real estate projects ..........................................................            --             72,956          72,956
   Power generation systems ......................................................            --                979             979
   Marketable securities .........................................................            --            303,905         303,905
   Investment in finance leases ..................................................            --            460,021         460,021
   Operating lease equipment - net ...............................................            --            170,747         170,747
   Other investments .............................................................            --            108,646         108,646
                                                                                        ----------       ----------      ----------
      Total investments and other assets .........................................            --          1,140,692       1,140,692
                                                                                        ----------       ----------      ----------
Utility Plant
   Plant in service
      Electric ...................................................................       6,335,130             --         6,335,130
      Construction work in progress ..............................................          84,901          (84,901)           --
      Electric plant held for future use .........................................           4,210           (4,210)           --
      Nonoperating property ......................................................          22,750          (22,750)           --
                                                                                        ----------       ----------      ----------
      Total plant in service .....................................................       6,446,991         (111,861)      6,335,130
   Accumulated depreciation ......................................................      (2,000,376)             738      (1,999,638)
                                                                                        ----------       ----------      ----------
   Net plant in service ..........................................................       4,446,615         (111,123)      4,335,492
   Construction work in progress .................................................            --             84,901          84,901
   Other plant - net .............................................................            --             26,222          26,222
                                                                                        ----------       ----------      ----------
      Net utility plant ..........................................................       4,446,615             --         4,446,615
                                                                                        ----------       ----------      ----------
Deferred Charges
   Regulatory assets .............................................................            --            461,337         461,337
   Income taxes recoverable through future rates, net ............................         238,711         (238,711)           --
   Conservation costs, net .......................................................         224,464         (224,464)           --
   Unamortized debt reacquisition costs ..........................................          53,447          (53,447)           --
   Other .........................................................................         196,614           11,210         207,824
                                                                                        ----------       ----------      ----------
      Total deferred charges .....................................................         713,236          (44,075)        669,161
                                                                                        ----------       ----------      ----------
Nonutility Subsidiary Assets
   Cash and cash equivalents .....................................................          10,087          (10,087)           --
   Marketable securities .........................................................         303,905         (303,905)           --
   Investment in finance leases ..................................................         460,021         (460,021)           --
   Operating lease equipment - net ...............................................         170,747         (170,747)           --
   Assets held for disposal ......................................................          34,997          (34,997)           --
   Receivables - net .............................................................         182,581         (182,581)           --
   Other investments .............................................................          14,146          (14,146)           --
                                                                                        ----------       ----------      ----------
      Total nonutility subsidiary assets .........................................       1,176,484       (1,176,484)           --
                                                                                        ----------       ----------      ----------
                                                                                        ==========       ==========      ==========
Total Assets .....................................................................      $6,814,160       $  (58,221)     $6,755,939
                                                                                        ==========       ==========      ==========

                                      PEPCO
                           RECLASSIFYING BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                          PEPCO            PEPCO           PEPCO
                                                                                     (As Reported)      (Reclasses)(As Reclassified)
                                                                                      -----------        ----------      ----------
LIABILITIES AND CAPITALIZATION
Current Liabilities
   Short-term borrowings .........................................................     $  277,075        $   9,200       $  286,275
   Current portion of long-term debt and preferred stock .........................         50,985          318,750          369,735
   Accounts payable and accrued expenses .........................................        247,359           28,597          275,956
   Capital lease obligation due within one year ..................................         20,772          (20,772)            --
   Other .........................................................................         83,774           20,772          104,546
                                                                                       ----------        ----------      ----------
      Total current liabilities ..................................................        679,965          356,547        1,036,512
                                                                                       ----------        ----------      ----------
Deferred Credits and Other Liabilities
   Deferred income taxes .........................................................      1,014,472           17,659        1,032,131
   Deferred investment tax credits ...............................................         58,221          (58,221)            --
   Capital lease obligations .....................................................           --            161,057          161,057
   Other .........................................................................         30,842           12,781           43,623
                                                                                       ----------        ----------      ----------
      Total deferred credits and other liabilities ...............................      1,103,535          133,276        1,236,811
                                                                                       ----------        ----------      ----------
Other Noncurrent Liabilities
   Capital lease obligations .....................................................        161,057         (161,057)            --
                                                                                       ----------        ----------      ----------
      Total other noncurrent liabilities .........................................        161,057         (161,057)            --
                                                                                       ----------        ----------      ----------
Capitalization
   Long-term debt ................................................................      1,727,707          544,417        2,272,124
   Preferred stock ...............................................................           --            266,291          266,291
   Serial preferred stock ........................................................        125,291         (125,291)            --
   Redeemable serial preferred stock .............................................        141,000         (141,000)            --
   Common shareholders' equity ...................................................           --          1,944,201        1,944,201
   Common stock ..................................................................        118,501         (118,501)            --
   Other common equity ...........................................................      1,825,700       (1,825,700)            --
                                                                                       ----------        ----------      ----------
      Total capitalization .......................................................      3,938,199          544,417        4,482,616
                                                                                       ----------        ----------      ----------
Nonutility Subsidiary Liabilities
   Long-term debt ................................................................        863,167         (863,167)            --
   Short-term notes payable ......................................................          9,200           (9,200)            --
   Deferred taxes and other ......................................................         59,037          (59,037)            --
                                                                                       ----------        ----------      ----------
      Total nonutility subsidiary liabilities ....................................        931,404         (931,404)            --
                                                                                       ----------        ----------      ----------
                                                                                       ==========        ==========      ==========
Total Liabilities and Capitalization .............................................     $6,814,160        $ (58,221)      $6,755,939
                                                                                       ==========        ==========      ==========

                                      PEPCO
                        RECLASSIFYING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          PEPCO            PEPCO           PEPCO
                                                                                      (As Reported)     (Reclasses)(As Reclassified)
                                                                                        ----------       ----------      ----------
Revenues
   Electric ......................................................................      $1,473,073       $     --        $1,473,073
   Diversified businesses ........................................................            --            101,370         101,370
                                                                                        ----------       ----------      ----------
      Total revenues .............................................................       1,473,073          101,370       1,574,443
                                                                                        ----------       ----------      ----------
Operating Expenses
   Electric fuel and purchased energy ............................................            --            512,134         512,134
   Fuel ..........................................................................         249,655         (249,655)           --
   Purchased energy ..............................................................         154,314         (154,314)           --
   Capacity purchase payments ....................................................         108,165         (108,165)           --
   Operations ....................................................................         160,319             --           160,319
   Maintenance ...................................................................          67,797             --            67,797
   Diversified businesses expenses ...............................................            --             54,827          54,827
   Loss on assets held for disposal ..............................................            --              2,022           2,022
   Depreciation and amortization .................................................         173,982             --           173,982
   Income taxes ..................................................................         115,280         (115,280)           --
   Taxes other than income taxes .................................................         154,219             --           154,219
                                                                                        ----------       ----------      ----------
      Total operating expenses ...................................................       1,183,731          (58,431)      1,125,300
                                                                                        ----------       ----------      ----------
Income From Operations ...........................................................         289,342          159,801         449,143

Other Income
   Nonutility subsidiary income ..................................................         101,370         (101,370)           --
   Loss on assets held for disposal ..............................................          (2,022)           2,022            --
   Expenses, including interest and income taxes .................................         (83,567)          83,567            --
                                                                                        ----------       ----------      ----------
      Net earnings from nonutility subsidiary ....................................          15,781          (15,781)           --
   Allowance for other funds used during construction
      and capital cost recovery factor ...........................................           4,949             --             4,949
   Other, net ....................................................................           3,753              (17)          3,736
                                                                                        ----------       ----------      ----------
      Total Other Income .........................................................          24,483          (15,798)          8,685
                                                                                        ----------       ----------      ----------
Income Before Interest and Income Taxes ..........................................         313,825          144,003         457,828

Interest Expense
   Interest on debt ..............................................................         101,036             --           101,036
   Other .........................................................................           9,557             --             9,557
   Subsidiary interest expense ...................................................            --             53,031          53,031
   Allowance for borrowed funds used during construction
      and capital cost recovery factor ...........................................          (5,859)            --            (5,859)
                                                                                        ----------       ----------      ----------
      Net Interest Expense .......................................................         104,734           53,031         157,765
                                                                                        ----------       ----------      ----------
Income Before Income Taxes .......................................................         209,091           90,972         300,063

Income Taxes
   Income taxes-utility ..........................................................            --            115,280         115,280
   Income taxes-nonoperating .....................................................            --                (17)            (17)
   Income taxes-subsidiary .......................................................            --            (24,291)        (24,291)
                                                                                        ----------       ----------      ----------
      Total Income Taxes .........................................................            --             90,972          90,972
                                                                                        ----------       ----------      ----------
Net Income .......................................................................         209,091             --           209,091

Preferred Dividends ..............................................................          12,439             --            12,439
                                                                                        ==========       ==========      ==========
Earnings Applicable to Common Stock ..............................................      $  196,652       $     --        $  196,652
                                                                                        ==========       ==========      ==========
Average Shares of Common Stock Outstanding                                                 118,500                          118,500

Earnings Per Share of Common Stock                                                           $1.66                            $1.66

Notes to Unaudited Pro Forma Combined Condensed Financial Statements
--------------------------------------------------------------------

1. The revenues, expenses, assets, and liabilities of Pepco's nonregulated subsidiaries have been reclassified to conform with the presentation used by BGE. The effect of accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2. Pro forma per common share amounts give effect to the conversion of each share of BGE and Pepco Common Stock into 1 share and .997 share, respectively of Constellation Energy Corporation Common Stock. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

3. The allocation between BGE and Pepco and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of these estimated cost savings, the costs to achieve such savings, or transaction costs have been reflected in the pro forma combined condensed financial statements.

4. Intercompany transactions between BGE and Pepco during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

5. The Pepco reclassifying information reflects the reclassifying entries necessary to adjust Pepco's consolidated balance sheet and statement of income presentation to be consistent with the presentation expected to be used by Constellation Energy Corporation.

---------------------------------------

Item 6.  Exhibits  and  Reports on Form 8-K
-------------------------------------------


       (a)   Exhibit No. 2*            Registration Statement on Form S-4 of
                                       Constellation Energy Corporation, as
                                       amended, which became effective
                                       February 9, 1996, Registration No.
                                       33-64799.

             Exhibit No. 10            Amended and Restated Baltimore Gas and
                                       Electric Company Deferred Compensation
                                       Plan for Non-Employee Directors.

             Exhibit No. 12            Computation of Ratio of Earnings to Fixed
                                       Charges and Computation of Ratio of
                                       Earnings to Combined Fixed Charges and
                                       Preferred and Preference Dividend
                                       Requirements.

             Exhibit No. 27            Financial Data Schedule.


      *Incorporated by Reference.



       (b) Reports on Form 8-K for the quarter ended September 30, 1997:


                  Date Filed                        Items Reported
             ----------------------   -----------------------------------------

                 July 24, 1997             Item 5.  Other Events
                                           Item 7.  Financial Statements and
                                           Exhibits



                                   SIGNATURE
                               -------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BALTIMORE GAS AND ELECTRIC COMPANY
                                     ------------------------------------------
                                                   (Registrant)


Date:    November 13, 1997                        /s/ D. A. Brune
         ------------------          ------------------------------------------
                                            D. A. Brune, Vice President
                                          on behalf of the Registrant and
                                          as Principal Financial Officer

                                EXHIBIT INDEX


         Exhibit
          Number
         -------

            2* Registration Statement on Form S-4 of Constellation Energy Corporation, as amended, which became effective February 9, 1996, Registration No. 33-64799.

            10 Amended and Restated Baltimore Gas and Electric Company Deferred Compensation Plan for Non-Employee Directors.

            12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

            27                   Financial Data Schedule.


      *Incorporated by Reference.