Form 10-K
period 1997-12-31
BALTIMORE GAS & ELECTRIC CO
filed 1998-03-27
CIK 9466

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                         ------------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                            1-1910
             DECEMBER 31, 1997                        Commission file number

                         ------------------------------
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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                       ON WHICH REGISTERED
---------------------------------------------  ---------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes _x_   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock, without par value, held by non-affiliates as of February 28, 1998 was approximately $4,645,485 based upon New York Stock Exchange composite transaction closing price.

      COMMON STOCK, WITHOUT PAR VALUE -- 147,867,114 SHARES OUTSTANDING ON
                               FEBRUARY 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                           DOCUMENT INCORPORATED BY REFERENCE
-----------------   --------------------------------------------------------------------------------------
   III              Definitive Proxy Statement for the Annual Meeting of Shareholders of Baltimore Gas and
                    Electric Company to be held on April 24, 1998 (Proxy Statement).

--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS

                                                     PAGE
                                                     ----
PART I
  Item 1  --    Business
                Overview of Consolidated
                  Business.........................    1
                Consolidated Capital
                  Requirements.....................    3
                Electric Business
                  Electric Regulatory Matters and
                    Competition....................    4
                  Electric Rate Matters............    5
                  Nuclear Operations...............    5
                  Electric Load Management, Energy,
                    and Capacity
                    Purchases......................    6
                  Fuel for Electric Generation.....    7
                  Electric Operating Statistics....    9
                Gas Business
                  Gas Operating Statistics.........   10
                  Gas Regulatory Matters and
                    Competition....................   11
                  Gas Operations...................   11
                  Gas Rate Matters.................   12
                Franchises.........................   12
                Diversified Businesses.............   12
                Environmental Matters..............   17
                Employees..........................   19
  Item 2  --    Properties.........................   20
  Item 3  --    Legal Proceedings..................   21
  Item 4  --    Submission of Matters to a Vote of
                  Security Holders.................   21
  Item 10 --    Executive Officers of the
                  Registrant (Instruction 3 to Item
                  401(b) of Regulation S-K)........   22

PART II
  Item 5  --    Market for Registrant's Common
                  Equity and Related Stockholder
                  Matters..........................   24
  Item 6  --    Selected Financial Data............   25
  Item 7  --    Management's Discussion and
                  Analysis of Financial Condition
                  and Results of
                Operations.........................   26
  Item 7A --    Quantitative and Qualitative
                  Disclosures About Market Risk....   36
  Item 8  --    Financial Statements and
                  Supplementary Data...............   37
  Item 9  --    Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial
                Disclosure.........................   63
PART III
  Item 10 --    Directors and Executive Officers of
                the Registrant.....................   63
  Item 11 --    Executive Compensation.............   63
  Item 12 --    Security Ownership of Certain
                  Beneficial Owners and
                  Management.......................   63
  Item 13 --    Certain Relationships and Related
                  Transactions.....................   63
PART IV
  Item 14 --    Exhibits, Financial Statement
                  Schedules and Reports on
                  Form 8-K.........................   64
  Signatures.......................................   68

PART I

ITEM 1.  BUSINESS

                       OVERVIEW OF CONSOLIDATED BUSINESS

     Baltimore Gas and Electric Company (BGE) is the parent company and conducts our primary business -- the electric and gas utility business. We also conduct diversified businesses in subsidiary companies.

     BGE was incorporated under the laws of the State of Maryland on June 20, 1906.

     BGE owns two-thirds of the outstanding capital stock, including one-half of the voting stock, of Safe Harbor Water Power Corporation. Safe Harbor is a producer of hydroelectric power on the Susquehanna River at Safe Harbor, Pennsylvania. We discuss this further in ITEM 2. PROPERTIES -- ELECTRIC.

OVERVIEW OF UTILITY BUSINESS

     Our utility business includes our electric and gas businesses. Our electric business generates, purchases, and sells electricity. Our gas business purchases, transports, and sells natural gas. The focus of these activities is serving customers in our service territory.

     We furnish electric and gas retail services in the City of Baltimore and in all or part of ten counties in Central Maryland. Our electric service territory includes an area of approximately 2,300 square miles with an estimated population of 2.6 million. Our gas service territory includes an area of more than 600 square miles with an estimated population of 2.0 million. There are no municipal or cooperative wholesale customers within our service territory.

     As discussed throughout this report, the two units at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) are our principal generating facilities and have the lowest fuel cost in our system. An extended shutdown of either of these Units could have a substantial adverse effect on our business and financial condition. We describe prior outages at our nuclear plant in the NUCLEAR OPERATIONS section and in NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS.

     We describe our utility business further in five other sections of this report -- ELECTRIC BUSINESS, ELECTRIC OPERATING STATISTICS, GAS OPERATING STATISTICS, GAS BUSINESS, and FRANCHISES.

COMPETITION AND RESPONSE TO REGULATORY CHANGE

     The utility industry is facing substantial regulatory change designed to encourage competition in the sale of gas and electric services. To prepare for this change, we regularly reevaluate our strategies.

     We reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

     o complete or partial separation of our generation, transmission and distribution functions,
     o purchase or sale of generation assets,
     o mergers or acquisitions of utility or non-utility businesses,
     o spin-off or sale of one or more businesses,
     o growth of revenues from diversified businesses.

     We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

     We discuss competition in our electric and gas businesses in more detail in the ELECTRIC REGULATORY MATTERS AND COMPETITION and GAS REGULATORY MATTERS AND COMPETITION sections.

OVERVIEW OF DIVERSIFIED BUSINESSES

     Our diversified businesses are organized in three groups:

     o Constellation(TM) Holdings, Inc. and Subsidiaries, together known as the Constellation Holdings Companies -- our power generation, financial investments, and real estate businesses,
     o Constellation Energy Solutions(TM), Inc. and Subsidiaries -- our energy marketing businesses, and
     o BGE Home Products & Services, Inc. and Subsidiaries -- our home products and commercial building systems businesses.

     We describe our diversified businesses in more detail in the DIVERSIFIED BUSINESSES section.
                                       1

OPERATING REVENUES AND INCOME

     The percentages of Operating Revenues and Operating Income attributable to our electric, gas, and diversified businesses are shown in the tables below. We present other information about these segments in NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   OPERATING REVENUES
                             ------------------------------
                             ELECTRIC    GAS    DIVERSIFIED
                             --------    ---    -----------
1997......................      66%      16%        18%
1996......................      70       16         14
1995......................      76       14         10
1994......................      76       15          9
1993......................      77       16          7

                                   OPERATING INCOME*
                             ------------------------------
                             ELECTRIC    GAS    DIVERSIFIED
                             --------    ---    -----------
1997......................      82%       9%         9%
1996......................      75       10         15
1995......................      83        7         10
1994......................      85        4         11
1993......................      87        6          7

---------------
*Excluding the effect of income taxes.

     The percentages for our gas and electric business differ due to two factors:

     o our level of investment in each business, and
     o our fuel costs in each business.

     Our electric and gas operating revenues reflect amounts collected for fuel and other operating expenses plus a return on our investment. Our investment for ratemaking purposes in the electric business is $4.8 billion, but our investment for ratemaking purposes in the gas business is approximately $676 million. As a result, our electric operating revenues include a much higher return component than our gas operating revenues.

     Also, as shown in our Consolidated Statements of Income in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, our electric fuel costs ("electric fuel and purchased energy") were 24% of electric revenues in 1997, and our purchased gas costs ("gas purchased for resale") were 56% of gas revenues in 1997. This means our cost of fuel in relation to our revenues is lower in the electric business than in the gas business.

     We charge the actual cost of the fuel we use to generate electricity to customers with no profit to us. The price we charge for natural gas is based on a market based rates incentive mechanism approved by the Maryland Public Service Commission (Maryland PSC). We discuss market based rates further in the GAS REGULATORY MATTERS AND COMPETITION section.

     Our revenues come from many customers -- residential, commercial, and industrial. Our largest electric customer provides 2.4% of our total electric revenues. Our largest gas customer provides 1.3% of our total gas revenues.

     As shown in the tables, the percentages for operating revenues and operating income have historically been about the same for diversified businesses. However, in 1997 the percentages differ because the Constellation Holdings Companies wrote down their investments in two real estate projects. These write-downs reduced diversified business operating income by about $71 million. We discuss these write-downs further in the DIVERSIFIED BUSINESSES Section.

                       CONSOLIDATED CAPITAL REQUIREMENTS

     Our business requires a great deal of capital. Our actual capital requirements for the years 1995 through 1997, along with estimated amounts for the years 1998 through 2000, are shown below:

                                                                1995    1996     1997     1998     1999      2000
                                                                ----    ----    ------    ----    ------    ------
                                                                                  (IN MILLIONS)
Utility Business Capital Requirements
Construction expenditures (excluding AFC)
  Electric...................................................   $223    $219    $  238    $236    $  260    $  273
  Gas........................................................     70      84        89      77        76        72
  Common.....................................................     51      46        38      34        27        24
                                                                ----    ----    ------    ----    ------    ------
     Total construction expenditures.........................    344     349       365     347       363       369
AFC (a)......................................................     22      10         8       8        11        14
Nuclear fuel (uranium purchases and
  processing charges)........................................     46      47        44      50        50        48
Deferred energy conservation expenditures (b)................     46      31        27      12        10        10
Retirement of long-term debt and redemption of preference
  stock......................................................    279     184       243     117       344       264
                                                                ----    ----    ------    ----    ------    ------
     Total utility business capital requirements.............    737     621       687     534       778       705
                                                                ----    ----    ------    ----    ------    ------
Diversified Business Capital Requirements....................    173     170       344     333       271       403
                                                                ----    ----    ------    ----    ------    ------
     Total capital requirements..............................   $910    $791    $1,031    $867    $1,049    $1,108
                                                                ====    ====    ======    ====    ======    ======

---------------
(a) Allowance for Funds Used During Construction (AFC) is recorded for all construction projects with a construction period of more than one month. We discuss AFC further in NOTE 1 TO CONSOLIDATED FINANCIAL STATEMENTS.
(b) We discuss deferred energy conservation expenditures further in NOTE 5 TO CONSOLIDATED FINANCIAL STATEMENTS.

CAPITAL REQUIREMENTS OF OUR UTILITY BUSINESS

     We continuously review and change our construction program, so actual expenditures may vary from the estimates for the years 1998 through 2000 in the capital requirements chart. Our actual capital requirements may vary from the estimates set forth in the table because of a number of factors such as:

     o inflation and economic conditions,
     o regulation and legislation,
     o load growth,
     o environmental protection standards, and
     o the cost and availability of capital.

     During the five-year period 1998 through 2002, we expect to spend about:

     o $1.8 billion for construction projects,
     o $240 million for nuclear fuel, and
     o $50 million for deferred energy conservation programs.

     Our projections of future electric construction expenditures do not include costs to build more generating units. Electric construction expenditures include improvements to our generating plants and transmission and distribution facilities. They also include estimated costs for replacing the steam generators and extending the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

     o $27 million in 1998,
     o $38 million in 1999, and
     o $44 million in 2000.

We estimate that during the three-year period 2001 through 2003, we will spend an additional $175 million to complete the replacement of the steam generators and extend the operating licenses at Calvert Cliffs.

     If we do not replace the steam generators, we estimate that Calvert Cliffs could not operate beyond the 2004-2006 time period. We expect the steam generator replacements to occur during the 2002 refueling outage for Unit 1 and during the 2003 outage for Unit 2.

     During the period January 1, 1993 through December 31, 1997 we:

     o spent about $2.0 billion for additions to our utility plant, which is about 24% of our total utility plant (excluding nuclear fuel) at December 31, 1997, and
     o retired $414 million of our utility plant.

     We estimate that we will need about $1.1 billion to retire long-term debt (including sinking fund payments) and redeem preference stock during the five-year period 1998-2002.

     We discuss our capital requirements further in ITEM 7. MD&A -- LIQUIDITY AND CAPITAL RESOURCES.

CAPITAL REQUIREMENTS OF OUR DIVERSIFIED
BUSINESSES

     The capital requirements for our diversified businesses may vary from the estimates set forth in the table due to a number of factors including market and economic conditions. We discuss the capital requirements for these businesses further in two sections of this report: DIVERSIFIED BUSINESS CAPITAL REQUIREMENTS and ITEM 7. MD&A -- CAPITAL REQUIREMENTS OF OUR DIVERSIFIED BUSINESSES.

                               ELECTRIC BUSINESS

     We get most of our revenues and operating income from our electric utility business. We describe this business in several paragraphs below. We discuss our electric power marketing business separately under the heading DIVERSIFIED BUSINESSES.

                          ELECTRIC REGULATORY MATTERS
                                AND COMPETITION

     In recent years we have focused strategic attention on federal regulatory changes that have increased competition in the wholesale market for bulk power and expanded competition in the market for generation. Our board of directors has a Long Range Strategy Committee to oversee the development of our long range strategic goals, and to consider strategic initiatives presented by management.

     Many of these changes were prompted by the Energy Policy Act of 1992 (the 1992 Act). The 1992 Act:

     o granted the Federal Energy Regulatory Commission the authority to order electric utilities to provide transmission service to other utilities and to other buyers and sellers of electricity in the wholesale market, and
     o created a new class of power producers called exempt wholesale generators, which are exempt from regulation under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). This exemption has increased the number of entrants into the electric generation market.

     Other changes resulted from policies at the Securities and Exchange Commission, which has liberalized its interpretation and administration of the 1935 Act in ways that have made mergers between utility companies less burdensome, thereby facilitating the creation of larger industry competitors.

     In addition to the above changes, state legislators and regulators around the United States are redefining regulatory plans for the electric utility industry.

     In Maryland, the State Legislature established a task force in 1997 to examine the structure of the electric utility industry. The task force met several times starting in September 1997 to explore whether all Maryland retail customers should be allowed to choose any electricity supplier. Presently each retail customer in Maryland is served by the single electric utility company that holds the franchise in the area where the customer lives. Under customer choice, the local electric utility would continue to transmit and deliver electricity; however, the customer could contract to buy the electricity from any willing supplier. From the perspective of the electric utility, this means that transmission and distribution of electricity will remain regulated services and the generation of electricity will become a competitive service.

     There are many issues associated with moving from a regulated generation market to a competitive generation market. These issues include, among others:

     o the recovery of stranded costs(1) by electric utilities,
     o adjusting the tax burden so as not to penalize electric utilities' current generating assets in a competitive market,
     o how to address the needs of low income customers, and
     o the need to maintain reliable electric service.

     The Maryland task force has determined that these issues are complex and that comprehensive legislation cannot be enacted in the 1998 legislative session. The Maryland legislature meets annually from mid-January to mid-April. The task force may continue its work during 1998 and recommend legislation for enactment in the 1999 legislative session. It appears the task force believes that the issues can be fully evaluated so that implementation of customer choice should begin not later than October 1, 2000.

---------------
(1) What are stranded costs? They are costs a utility would recover under a regulated pricing system, but not a competitive one. Traditionally, utilities have been required to serve all customers in their franchised area while regulators have set the rates customers pay for that service. To meet customers' demand for electricity, utilities have had to build facilities, including generating plants, and enter into contracts to buy power, among other things. While regulators have approved these investments, they have tried to keep prices low for consumers by setting rates that defer recovery of these costs over longer than normal time periods.

    Under customer choice, however, electric supply rates will be set by the market, not by regulators. That means if the market price drops below the current regulated price, the utility would not recover its investments in facilities or costs under contracts to buy power and, therefore, the costs would be "stranded'.

     The Maryland Public Service Commission (Maryland PSC) has also addressed the customer choice issues. In its order issued in December 1997, the Maryland PSC required the phase-in of customer choice in three increments, with one third of the customers being offered customer choice in each increment. The three increments are phased in over two years from July 1, 2000 to July 1, 2002. The Maryland PSC order contemplates a series of hearings and meetings to address the issues surrounding customer choice. The Maryland PSC also recognizes the need for legislation to deal with certain issues. BGE will be participating in the hearings and meetings to be held by the Maryland PSC. We will quantify our stranded costs and argue for recovery of these costs over a reasonable period of time. Based on similar proceedings in other states, including neighboring Pennsylvania, we can expect opposition to the recovery of stranded costs.

     It is not possible to predict the ultimate effect competition will have on our earnings in the future.

                             ELECTRIC RATE MATTERS

ENERGY CONSERVATION SURCHARGE

     The Maryland PSC allows us to include in base rates a component to recover money we have spent on conservation programs. This component is called an "energy conservation surcharge" and was approved by the Maryland PSC effective July 1, 1992. Under this surcharge the Maryland PSC limits what our electric business profit can be. If, at the end of the year, we have exceeded our allowed profit, we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest. The surcharge is reset on July 1 of each year. We also discuss the surcharge in ITEM 7. MD&A -- RESULTS OF OPERATIONS.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT
COSTS

     Beginning in 1998, the Maryland PSC authorized us to make some changes in the way we account for postretirement and other postemployment benefit costs. The Maryland PSC authorized us to:

     o expense all of the increase in annual postretirement benefit costs related to our electric business, and
     o amortize deferred postretirement and other postemployment benefit costs related to our utility business over 15 years.

     The Maryland PSC authorized us to reflect these changes in our current electric base rates and will adjust our gas base rates to recover the higher costs that will be recognized in 1998. We discuss this also in the GAS RATE MATTERS section and in NOTE 6 TO CONSOLIDATED FINANCIAL STATEMENTS.

ELECTRIC FUEL RATE PROCEEDINGS

     By law, we are allowed to recover our cost of electric fuel if the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will perform an evaluation of each outage (other than regular maintenance outages) at our generating plants. The evaluation will determine if we used all reasonable and cost-effective maintenance and operating control procedures to try to prevent the outage.

     The Maryland PSC, under the Generating Unit Performance Program, measures annually whether we have maintained the productive capacity of our generating plants at reasonable levels. To do this, the program uses a system-wide generating performance target and an individual performance target for each base load generating unit. In fuel rate hearings, actual generating performance adjusted for planned outages will be compared first to the system-wide target. If that target is met, it should mean that the requirements of Maryland law have been met. If the system-wide target is not met, each unit's adjusted actual generating performance will be compared to its individual performance target to determine if the requirements of Maryland law have been met and, if not, to determine the basis for possibly imposing a penalty on BGE. Even if we meet these targets, other parties to fuel rate hearings may still question whether we used all reasonable and cost-effective procedures to try to prevent an outage. If the Maryland PSC decides we were deficient in some way, the Maryland PSC may not allow us to recover the cost of replacement energy.

     BGE is required to submit to the Maryland PSC the actual generating performance data for each calendar year 45 days after year end. The Maryland PSC reviews the performance for each calendar year in the first fuel rate proceeding that is initiated after the data is submitted. BGE must initiate fuel rate proceedings in any month following a month during which the calculated fuel rate decreased by more than 5% and may initiate fuel rate proceedings in any month following a month during which the calculated fuel rate increased by more than 5%.

                               NUCLEAR OPERATIONS

     The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant.

     Before the Generating Unit Performance Program became effective, we were unable to recover a total of $9.6 million in replacement energy costs for outages at Calvert Cliffs.

     Since 1987 when the Generating Unit Performance Program became effective, we have been able to recover all replacement energy costs for Calvert Cliffs outages in 1988, 1992, 1993 and 1994. However, for a 66-day outage at Calvert Cliffs during 1987 we were unable to recover approximately $4.5 million of our replacement energy costs. Although we met the system-wide and Calvert Cliffs performance targets, the Maryland PSC found that the presumption of reasonableness was overcome by a showing that the outage was caused by mismanagement.

     As a result of the settlement of litigation surrounding an extended outage at Calvert Cliffs during 1989 to 1991, we wrote off a total of $118 million of replacement energy costs ($35 million in 1990 and $83 million in 1996), plus $5.6 million of related financing charges (written off in 1996).

     Our performance in 1995 and 1996 is currently being reviewed in a fuel rate proceeding. We established that we exceeded the system-wide target for those years as well as the performance target for Calvert Cliffs for 1995. Performance for 1997 will be reviewed when we submit our next fuel rate application. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material.

     The following is a summary of Calvert Cliffs' performance over the last 5 years:

                    GENERATION (MWH)    CAPACITY FACTOR
                    ----------------    ---------------
1993.............      12,300,816              85%
1994.............      11,225,977              77%
1995.............      12,940,496              88%
1996.............      12,069,937              82%
1997.............      13,133,441              90%

                       ELECTRIC LOAD MANAGEMENT, ENERGY,
                             AND CAPACITY PURCHASES

     We have implemented various programs for use when system operating conditions require a reduction in load. We refer to these programs as active load management programs. These programs include:

     o customer-owned generation and curtailable service for large commercial and industrial customers,
     o air conditioning control which is available to residential and commercial customers, and
     o residential water heater control.

     We have generally activated these programs on peak summer days. The potential reduction in the Summer 1998 peak load from active load management is approximately 540 megawatts (MW). We recover the costs of these load management programs from our customers.

     Our generation and transmission facilities are connected to those of neighboring utility systems to form the Pennsylvania-New Jersey-Maryland Interconnection (PJM). Under the PJM agreement, we use the interconnected facilities for substantial energy interchange and capacity transactions as well as emergency assistance. In addition, sometimes we enter into short-term capacity transactions to meet PJM obligations.

     We have an agreement with Pennsylvania Power & Light Company (PP&L) to purchase electricity and capacity (availability to supply electricity) from June 1, 1990 through May 31, 2001. This agreement, which has been accepted by the Federal Energy Regulatory Commission, is designed to help maintain adequate reserve margins through this decade and provide flexibility in meeting capacity obligations. The PP&L agreement:

     o entitles us to 5.94% of the electricity output, and net capacity (currently 130 MW), of PP&L's nuclear Susquehanna Steam Electric Station from October 1, 1991 to May 31, 2001, and
     o enables us to treat a portion of PP&L's capacity as our capacity for purposes of satisfying our installed capacity requirements as a member of the PJM.

     We are not acquiring an ownership interest in any of PP&L's generating units. PP&L will continue to control, manage, operate, and maintain that station and all other PP&L-owned generating facilities.

     Our firm capacity purchases at December 31, 1997 represented:

     o 170 MW of rated capacity of Bethlehem Steel Corporation's Sparrows Point complex,
     o 57 MW of rated capacity of the Baltimore Refuse Energy Systems
       Company, and
     o 130 MW of Susquehanna capacity from PP&L.

     In 1994 PECO Energy won a competitive bidding program to supply us 140 MW of firm electric capacity and associated energy for 25 years beginning June 1, 1998. The Federal Energy Regulatory Commission and the Maryland PSC have both accepted this contract.

                          FUEL FOR ELECTRIC GENERATION

     Our electric generation by type of fuel and the cost of each fuel in the five-year period 1993-1997 are shown below:

                                                                                 AVERAGE COST OF FUEL CONSUMED
                                       GENERATION BY FUEL TYPE                     ((CENTS) PER MILLION BTU)
                                 ------------------------------------    ----------------------------------------------
                                 1997    1996    1995    1994    1993     1997      1996      1995      1994      1993
                                 ----    ----    ----    ----    ----    ------    ------    ------    ------    ------
Nuclear (a)...................    44%     40%     43%     39%     43%     46.51     47.29     47.22     52.06     53.01
Coal..........................    59      58      57      56      55     140.41    143.80    148.64    148.64    151.85
Oil...........................     1       1       1       3       3     283.61    313.33    267.59    245.28    253.36
Hydro & Gas...................     3       4       3       3       3         --        --        --        --        --
                                 ----    ----    ----    ----    ----
                                 107     103     104     101     104
Net Interchange Purchases
(Sales).......................    (7)     (3)     (4)     (1)     (4)
                                 ----    ----    ----    ----    ----
                                 100%    100%    100%    100%    100%
                                 ====    ====    ====    ====    ====

---------------
(a) Nuclear fuel costs include disposal costs associated with long-term off-site spent fuel storage and shipping, which is currently set by law at one mill per kilowatt-hour of nuclear generation (approximately 10 cents per million
    Btu), and contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facility. We discuss this further below.

NUCLEAR

     The supply of fuel for nuclear generating stations includes the:

     o purchase of uranium concentrates,
     o conversion to uranium hexafluoride,
     o enrichment of uranium hexafluoride, and
     o fabrication of nuclear fuel assemblies.

Information is shown below about fuel requirements for Calvert Cliffs Units 1 and 2:

Uranium          We have, either in inventory or under
Concentrates:    contract, sufficient quantities of
                 uranium to meet 70 to 80% of our
                 requirements through 2004.
Conversion:      We have contractual commitments
                 providing for the conversion of
                 uranium concentrates into uranium
                 hexafluoride which will meet
                 approximately 75% of our requirements
                 through 2004.
Enrichment:      We have a contract with the U.S.
                 Enrichment Corporation for the
                 enrichment of 100% of our enrichment
                 requirements through 1998, declining
                 to approximately 50% by 2004.
Fuel Assembly    We have contracted for the
Fabrication:     fabrication of fuel assemblies for
                 reloads required through 2013.

     The nuclear fuel market is very competitive and we do not anticipate any problem in meeting our requirements beyond the periods noted above. We discuss our expenditures for nuclear fuel in ITEM 7. MD&A -- LIQUIDITY AND CAPITAL RESOURCES.

     STORAGE OF SPENT NUCLEAR FUEL: Under the Nuclear Waste Policy Act of 1982 (the 1982 Act), we are required to place spent fuel discharged from Calvert Cliffs into a federal repository. Such facilities do not currently exist, and, consequently, must be developed and licensed. We cannot predict when such facilities will be available. However, the 1982 Act requires the federal government to accept spent fuel starting in 1998. We cannot predict what the ultimate cost to dispose of the spent fuel will be. However, the 1982 Act assesses a one mill per kilowatt-hour fee on nuclear electricity generated and sold. We estimate this fee to be approximately $13 million for Calvert Cliffs each year based on expected operating levels. Fees are deposited into the Nuclear Waste Fund.

     In December 1996, the United States Department of Energy (DOE) notified us and other nuclear utilities that it is unable to meet the 1998 deadline for accepting spent fuel. We are participating in litigation, along with 36 other utilities, against the DOE. The litigation, titled NORTHERN STATES POWER, ET AL.
V. DOE, was filed January 31, 1997 in the United States Court of Appeals for the D.C. Circuit. That court has original jurisdiction under the 1982 Act. The utilities asked the court to allow them to pay fees, that formerly went directly to DOE for deposit into the Nuclear Waste Fund, into escrow instead. Among other remedies, the utilities also asked the court to force DOE to submit a program with milestones illustrating how it would meet the deadline for accepting spent nuclear fuel, and a monthly report to allow the utilities to monitor DOE's progress.

     On November 14, 1997 the court ordered DOE to comply with its unconditional obligation under the 1982 Act to dispose of spent fuel. The court did not grant the utilities the remedies sought, stating that adequate contractual and statutory remedies already existed. The DOE and one utility have filed separate motions for reconsideration with the court. In its motion for reconsideration, DOE has advised the court that damage claims for breach of its spent fuel disposal contracts would be paid from the Nuclear Waste Fund. Any shortfall in funding would be replenished by increasing utility fees. This would render the utilities' contract remedies meaningless. On February 19, 1998 the 36 utilities, including BGE, filed a joint motion to enforce the court's order. Similar motions were filed by six additional utilities. These 42 utilities represent virtually the entire nuclear industry. The motions request:

     o that the damages for breach not be paid by DOE from the Nuclear
       Waste Fund,
     o that DOE establish, in good faith, a program for immediate disposal of spent fuel, specifying milestones,
     o that the utilities be allowed to withhold future payment into the Nuclear Waste Fund unless and until DOE complies with its obligations to dispose of spent fuel, and
     o that utilities not be penalized by DOE for withholding future payments.

     BGE is currently evaluating its contract options in light of the court's decision. BGE cannot currently estimate the total amount of the costs it will incur as a result of DOE's failure to meet the 1998 deadline.

     Maryland law makes it unlawful to establish within the State a facility for the permanent storage of high-level nuclear waste, unless required by federal law. We received a license from the Nuclear Regulatory Commission to operate our on-site independent spent fuel storage facility. We now have storage capacity at Calvert Cliffs that will accommodate spent fuel from operations through the year 2006. In addition, we can expand our temporary storage capacity to meet future requirements until federal storage is available.

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

COAL

     We get most of our coal under supply contracts with mining operators, and we get the rest through spot purchases. We believe that we will be able to renew supply contracts as they expire or enter into similar contracts with other coal suppliers. Our coal-burning facilities have the following requirements:

                                        ANNUAL COAL
                                        REQUIREMENT
                                           (TONS)
                                     ------------------
Brandon Shores (a)
  Units 1 and 2 (combined)........        3,500,000
Crane (b)
  Units 1 and 2 (combined)........          700,000
Wagner (c)
  Units 2 and 3 (combined)........          900,000

---------------
Special Coal Restrictions:
(a) Sulfur content less than 0.8%
(b) Low ash melting temperature
(c) Sulfur content no more than 1%

     Coal deliveries to our coal burning facilities are made by rail and barge. The coal we use is produced from mines located in central and northern Appalachia.

     We have a 20.99% undivided interest in the Keystone coal-fired generating plant and a 10.56% undivided interest in the Conemaugh coal-fired generating plant. Both of these plants are located in Pennsylvania. The bulk of the annual coal requirements for the Keystone plant is under contract from Rochester and Pittsburgh Coal Company. The Conemaugh plant purchases coal from local suppliers on the open market.

OIL

     Under normal burn practices, BGE's requirements for residual fuel oil amount to approximately 1,000,000 barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made directly into BGE barges from the suppliers' Baltimore Harbor marine terminal for distribution to the various generating plant locations.

GAS

     We have a firm natural gas transportation entitlement of 3,500 dekatherms a day to provide ignition and banking at certain power plants. We purchase gas for electric generation as needed in the spot market using interruptible transportation arrangements. Some of our gas fired units can use residual fuel oil instead of gas.

                         ELECTRIC OPERATING STATISTICS

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                             1997        1996        1995        1994        1993
                                                           --------    --------    --------    --------    --------
Electric Output (In Thousands) -- MWH:
  Generated.............................................     31,289      30,107      30,548      28,413      28,907
  Purchased (A).........................................      4,737       7,560       7,403       6,270       3,643
                                                           --------    --------    --------    --------    --------
       Subtotal.........................................     36,026      37,667      37,951      34,683      32,550
  Less Interchange and Other Sales......................      6,224       7,580       8,149       5,684       4,149
                                                           --------    --------    --------    --------    --------
       Total Output.....................................     29,802      30,087      29,802      28,999      28,401
                                                           ========    ========    ========    ========    ========
Power Generated and Purchased at Times of Peak Load (MW)
  (one hour):
  Generated by Company..................................      5,472       4,789       5,162       3,384       5,245
  Net Purchased (A).....................................        508       1,166         785       2,654         631
                                                           --------    --------    --------    --------    --------
  Peak Load (B).........................................      5,980       5,955       5,947       6,038       5,876
                                                           ========    ========    ========    ========    ========
Annual System Load Factor (%)...........................       56.9        57.5        57.2        54.7        55.2
Revenues (In Millions)
  Residential...........................................   $  932.5    $  958.7    $  955.2    $  931.7    $  931.7
  Commercial............................................      892.6       861.3       879.4       853.0       869.8
  Industrial............................................      211.9       207.6       208.5       205.6       199.0
                                                           --------    --------    --------    --------    --------
  System Sales..........................................    2,037.0     2,027.6     2,043.1     1,990.3     2,000.5
  Interchange and Other Sales...........................      132.7       155.9       167.0       118.0        91.5
  Other.................................................       22.3        25.5        21.0        19.1        20.1
                                                           --------    --------    --------    --------    --------
       Total............................................   $2,192.0    $2,209.0    $2,231.1    $2,127.4    $2,112.1
                                                           ========    ========    ========    ========    ========
Sales (In Thousands) -- MWH:
  Residential...........................................     10,806      11,243      10,966      10,670      10,614
  Commercial............................................     12,718      12,591      12,635      12,351      12,395
  Industrial............................................      4,575       4,596       4,591       4,433       3,763
                                                           --------    --------    --------    --------    --------
  System Sales..........................................     28,099      28,430      28,192      27,454      26,772
  Interchange and Other Sales...........................      6,224       7,580       8,149       5,684       4,149
                                                           --------    --------    --------    --------    --------
       Total............................................     34,323      36,010      36,341      33,138      30,921
                                                           ========    ========    ========    ========    ========
Customers (In Thousands)
  Residential...........................................    1,001.0       995.2       988.2       978.6       968.2
  Commercial............................................      105.9       104.5       103.4       101.9       100.8
  Industrial............................................        4.5         4.3         4.1         4.0         3.8
                                                           --------    --------    --------    --------    --------
       Total............................................    1,111.4     1,104.0     1,095.7     1,084.5     1,072.8
                                                           ========    ========    ========    ========    ========
Average Cost of Fuel Consumed ((cents) per million
  BTU)..................................................     105.76      108.05      104.78      112.44      112.77
                                                           ========    ========    ========    ========    ========

     We achieved an all-time peak load of 6,038 megawatts on January 19, 1994.
---------------
(A) Includes purchases from Safe Harbor Water Power Corporation, a hydroelectric company, of which we own two-thirds of the capital stock.
(B) We discuss active load management programs which may be activated at times of peak load in ELECTRIC LOAD MANAGEMENT, ENERGY, AND CAPACITY PURCHASES.

                            GAS OPERATING STATISTICS

                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                        --------    --------    --------    --------    --------
Gas Output (In Thousands) -- DTH:
  Purchased..........................................     62,988      70,260      70,391      68,541      71,221
  LNG Withdrawn from Storage.........................        484         904         815         698         725
  Produced...........................................        541         784         528         828         259
                                                        --------    --------    --------    --------    --------
       Total Output..................................     64,013      71,948      71,734      70,067      72,205
  Delivery service gas (A)...........................     52,629      45,964      43,854      41,897      38,521
  Off-system sales (B)...............................     17,611      10,204          --          --          --
                                                        --------    --------    --------    --------    --------
       Total.........................................    134,253     128,116     115,588     111,964     110,726
                                                        ========    ========    ========    ========    ========
Peak Day Sendout (DTH)...............................    765,011     708,966     706,287     761,900     657,700
                                                        ========    ========    ========    ========    ========
Capability on Peak Day (DTH).........................    870,000     870,000     847,000     847,000     847,000
Revenues (In Millions)
  Residential
     Excluding Delivery Service......................   $  321.7    $  320.1    $  248.3    $  262.7    $  265.6
     Delivery Service (C)............................        0.5          --          --          --          --
  Commercial
     Excluding Delivery Service......................      113.5       125.1       109.9       121.0       121.8
     Delivery Service................................       12.9         7.2         3.7         2.3         3.3
  Industrial
     Excluding Delivery Service......................       11.4        17.1        16.7        20.2        22.3
     Delivery Service................................       17.2        14.6        16.3         9.6        12.9
                                                        --------    --------    --------    --------    --------
  System sales.......................................      477.2       484.1       394.9       415.8       425.9
  Off-system sales...................................       37.5        26.6          --          --          --
                                                        --------    --------    --------    --------    --------
  Other..............................................        6.9         6.6         5.6         5.4         7.3
                                                        --------    --------    --------    --------    --------
       Total.........................................   $  521.6    $  517.3    $  400.5    $  421.2    $  433.2
                                                        ========    ========    ========    ========    ========
Sales (In Thousands) -- DTH:
  Residential
     Excluding Delivery Service......................     39,958      43,784      40,211      40,279      40,029
     Delivery Service................................        205          --          --          --          --
  Commercial
     Excluding Delivery Service......................     18,435      22,698      23,612      23,712      23,830
     Delivery Service................................     12,964       8,755       6,982       6,490       7,428
  Industrial
     Excluding Delivery Service......................      2,016       2,887       4,102       4,410       5,298
     Delivery Service................................     38,791      36,201      35,925      33,837      31,390
                                                        --------    --------    --------    --------    --------
  System sales.......................................    112,369     114,325     110,832     108,728     107,975
  Off-system sales...................................     17,611      10,204          --          --          --
                                                        --------    --------    --------    --------    --------
       Total.........................................    129,980     124,529     110,832     108,728     107,975
                                                        ========    ========    ========    ========    ========
Customers (In Thousands)
  Residential........................................      524.5       516.5       506.8       498.2       491.2
  Commercial.........................................       39.3        38.9        38.4        37.9        37.5
  Industrial.........................................        1.3         1.3         1.3         1.3         1.3
                                                        --------    --------    --------    --------    --------
       Total.........................................      565.1       556.7       546.5       537.4       530.0
                                                        ========    ========    ========    ========    ========

     We achieved an all-time peak day sendout of 765,011 DTH on January 18,
1997.
---------------
(A) Delivery service gas is gas purchased by customers directly from suppliers for which we receive a fee for transportation through our system. We discuss this further in ITEM 7. MD&A -- RESULTS OF OPERATIONS.
(B) Off-system sales are low-margin sales to wholesale suppliers of natural gas outside our service territory (beginning first quarter 1996). We discuss this further in ITEM 7. MD&A -- RESULTS OF OPERATIONS.
(C) Residential delivery service represents sales of gas through our Gas Options pilot program that we began in late 1997. We discuss this program further in the GAS REGULATORY MATTERS AND COMPETITION section.

                                  GAS BUSINESS

     We discuss our utility gas business on the previous page under GAS OPERATING STATISTICS and in three other sections of this report: GAS REGULATORY MATTERS AND COMPETITION; GAS OPERATIONS; AND GAS RATE MATTERS. We discuss our gas marketing business separately under the heading DIVERSIFIED BUSINESSES.

                           GAS REGULATORY MATTERS AND
                                  COMPETITION

     To introduce competition, the natural gas industry is being deregulated, and regulatory changes are well under way.

     In 1992, the Federal Energy Regulatory Commission issued Order 636, which increased gas users' ability to choose various gas purchasing, transportation, brokering, and storage options. Consequently, we now buy all gas that we resell directly from various suppliers (rather than pipeline companies) and arrange separately for transportation and storage. We offer gas for sale to our residential customers on a firm basis, and to our commercial and industrial customers on a firm or interruptable basis. Alternatively, we can transport gas for our customers. We also participate in the interstate markets, by releasing pipeline capacity or bundling pipeline capacity with gas for off-system sales.

     We provide our commercial and industrial customers who annually consume 250 DTH or more of gas with transportation service across our distribution system so that they may make direct purchase and transportation arrangements with suppliers and pipelines. Approximately 46% of the gas on our distribution system is for these customers. We charge a fee for this transportation service. This per unit charge assures that fixed costs are spread over the maximum number of DTH. We also provide balancing and gas brokering services for these customers.

     The Maryland PSC continues to encourage us and other utilities to offer options for unbundling gas services and to allow smaller customers to arrange for their own gas supplies. In response, we began a two-year Gas Options pilot program for residential customers on November 1, 1997. Under the program:

     o all of our residential natural gas customers are eligible, but only up to 25,000 of them may participate (about 12,000 customers currently participate).
     o participants may shop for a natural gas supplier from a list of companies, including one of our diversified businesses, participating in the program.
     o we continue to deliver the gas to customers' homes, and provide customer services such as meter reading, billing, emergency response, and regular maintenance.

     Our Gas Options program is one of many natural gas pilot programs under way across the country.

     The Gas Options program and our delivery service should not significantly impact our gas business earnings.

     As part of our response to the increase in competition in the natural gas business, we obtained approval from the Maryland PSC to utilize profit sharing for earnings from off-system gas sales and capacity release revenues, and to implement a market based rates incentive mechanism for gas sold by BGE on our system. Off-system gas sales are direct sales to suppliers and end users of natural gas outside our service territory. We make these sales as part of a program to balance our supply of, and cost of, natural gas. Under market based rates our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between BGE (which benefits shareholders) and customers.

                                 GAS OPERATIONS

     We distribute natural gas purchased directly from many producers and marketers. We have transportation and storage agreements as shown below. These agreements are on file with the Federal Energy Regulatory Commission. The gas is transported to our city gate, under various transportation agreements, by:

     o Columbia Gas Transmission Corporation,
     o CNG Transmission Corporation, and
     o Transcontinental Gas Pipe Line Corporation.

     We have upstream transportation capacity under contract with:

     o Tennessee Gas Pipeline Company,
     o Texas Eastern Transmission Corporation,
     o Columbia Gulf Transmission Company, and
     o ANR Pipeline Company.

     We have storage service agreements with:

     o Columbia Gas Transmission Corporation,
     o CNG Transmission Corporation, and
     o ANR Pipeline Company.

     Our current pipeline firm transportation entitlements to serve our firm loads are 291,731
                                       11
dekatherms (DTH) per day during the winter period and 266,731 DTH per day during the summer period. We use the firm transportation capacity to move gas from the Gulf of Mexico, Louisiana, south central regions of Texas and Canada to our city gate. The gas is subject to a mix of long and short-term contracts that are managed to provide economic, reliable, and flexible service. We can arrange additional short-term contracts or exchange agreements with other gas companies in the event of short-term emergencies.

     We have three market area storage contracts to manage weather sensitive gas demand during the winter period. Our current maximum storage entitlements are 224,435 DTH per day. To supplement our gas supply at times of heavy winter demands and to be available in temporary emergencies affecting gas supply, we have:

     o a liquified natural gas facility for the liquefaction and storage of natural gas with a storage capacity of 1,000,000 DTH and a planned daily capacity of 287,988 DTH, and
     o a propane air facility with a mined cavern and refrigerated storage facilities having a total storage capacity equivalent to 1,000,000 DTH and a daily capacity of 85,000 DTH.

     We have under contract sufficient volumes of propane for the operation of the propane air facility and are capable of liquefying sufficient volumes of natural gas during the summer months for operation of our liquefied natural gas facility during winter periods.

                                GAS RATE MATTERS

POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT
COSTS

     Beginning in 1998, the Maryland PSC authorized us to make a change in the way we account for postretirement and other postemployment benefit costs. The Maryland PSC authorized us to amortize deferred postretirement and other postemployment benefit costs related to our utility business over 15 years. The Maryland PSC will adjust our gas base rates to recover the higher costs that will be recognized in 1998. We discuss this also in the ELECTRIC RATE MATTERS section and in NOTE 6 TO CONSOLIDATED FINANCIAL STATEMENTS.

1997 RATE CASE

     During 1997, we applied for a $36.7 million increase in our gas base rates. We applied for the increase to:

     o provide a return on a higher level of gas rate base, due to expansion of our gas distribution system and future capital expenditures to meet customer growth,
     o provide for an overall rate of return of 9.36% versus 9.04% (our presently authorized rate), and
     o to recover future increases in operating expenses that we have committed to make.

In February 1998, we reached a settlement with the Maryland PSC for a $16 million increase in our gas base rates. The increase became effective March 1, 1998.

                                   FRANCHISES

     We have nonexclusive electric and gas franchises to use streets and other highways which are adequate and sufficient to permit us to engage in our present business. All such franchises, other than the gas franchises in Manchester, Hampstead, Perryville, Sykesville, Havre de Grace, Mt. Airy, and Montgomery and Frederick Counties, are unlimited as to time. The gas franchises for these jurisdictions expire at various times from 2015 to 2087, except for Havre de Grace which has the right, exercisable at twenty-year intervals from 1907, to purchase all of our gas properties in that municipality. Conditions of the franchises are satisfactory. We also have rights-of-way to maintain 26-inch natural gas mains across certain Baltimore City owned property (principally parks) which expire in 1998 and 2004, each subject to renewal during their last year for an additional period of 25 years on a fair revaluation of the rights so granted. Conditions of the grants are satisfactory.

     Franchise provisions relating to rates have been superseded by the Public Service Commission Law of Maryland.

                             DIVERSIFIED BUSINESSES

     Our diversified businesses are organized in three groups:

     o Our power generation, financial investments, and real estate businesses,
     o Our energy marketing businesses, and
     o Our home products and commercial building systems businesses.

OUR POWER GENERATION, FINANCIAL INVESTMENTS,
AND REAL ESTATE BUSINESSES

     We refer to all of these together as the Constellation Holdings Companies. Constellation Holdings, Inc. is a subsidiary of BGE and holds all of the stock of the following three subsidiaries:

     o Constellation Power, Inc. -- develops, owns, and operates power generation projects,
     o Constellation Investments, Inc. -- engages in financial investments, and
     o Constellation Real Estate Group, Inc. -- develops, owns, and manages real estate and senior-living facilities.

     The Constellation Holdings Companies' conduct a significant portion of their activities through joint ventures in which they hold varying ownership interests.

POWER GENERATION
Domestic

     The Constellation Holdings Companies hold up to a 50% ownership interest in 23 power generating projects in operation accounting for $393 million of the Constellation Holdings Companies' assets. These projects, all of which either are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 or are otherwise exempt from the Public Utility Holding Company Act of 1935, are of the following types and aggregate generation capacities:

     o coal-166 MW            o waste coal-185 MW
     o solar-90 MW            o wood burning-70 MW
     o geothermal-126 MW      o hydro-33 MW

     In addition, the Constellation Holdings Companies:

     o have spent another $17 million on projects in development,
     o participate in the operation and maintenance of 13 power generation projects existing or under construction, 12 of which are projects in which the Constellation Holdings Companies hold an ownership interest, and
     o have invested $10.8 million in a coal processing facility that they operate.

     The Constellation Holdings Companies also invest in international power projects. These are discussed later in this section.

CALIFORNIA POWER PURCHASE AGREEMENTS

     The Constellation Holdings Companies have $261 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $37.3 million, or $.25 per share, in 1997.

     Under these agreements, the electricity rates are scheduled to change from fixed rates to variable rates during 1996 through 2000. Some of the projects have already had rate changes and have had lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect the revenues from those projects to also be lower than they are under fixed rates. However, the California projects that make the highest revenues will not transition until 1999 and 2000. As a result, we do not expect the Constellation Holdings Companies to have significantly lower earnings due to the transition to variable rates before 2000. We cannot predict the financial effects of the transition from fixed to variable rates on the Constellation Holdings Companies or on BGE, but the effects could be material.

     We describe these projects and the transition process in detail in NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS.

International

     The Constellation Holdings Companies' power generation business in Latin
America:

     o develops, acquires, owns, and operates power generation projects, and
     o acquires and owns distribution systems.

     At December 31, 1997, the Constellation Holdings Companies had invested about $23.1 million and committed another $4.3 million in power projects in Latin America.

     In the future, the Constellation Holdings Companies' power generation business may be expanding further in both domestic and international projects.

FIRST QUARTER 1998 EVENT INCLUDES CONSTELLATION HOLDINGS COMPANIES' GUARANTEE OF $73 MILLION

     In the first quarter of 1998, affiliates of the Constellation Holdings Companies entered into a $92.5 million credit facility to finance the acquisition of
                                       13
existing generating facilities and the development and construction of new generating facilities in Guatemala. At the date of this report, the Constellation Holdings Companies' obligation under the facility is $73 million.

FINANCIAL INVESTMENTS

     Financial investments account for $197 million of the Constellation Holdings Companies' assets. These assets include:

     o $77 million in internally and externally managed securities portfolios,
     o $89 million in a financial guaranty insurance company, and
     o $31 million in tax-oriented transactions.

REAL ESTATE

     Real estate and senior-living projects account for $509 million of the Constellation Holdings Companies' assets. These projects include:

     o land under development,
     o office buildings,
     o retail projects,
     o distribution facility projects,
     o an entertainment, dining, and retail complex in Orlando, Florida,
     o a mixed-use planned-unit development,
     o and senior-living facilities.

     In 1997, the Constellation Holdings Companies recorded:

     o a $14.1 million after-tax write-down of the investment in Church Street Station -- an entertainment, dining, and retail complex in Orlando, Florida -- because the Constellation Holdings Companies have now decided to sell rather than keep the project, and
     o a $31.9 million after-tax write-down of the investment in Piney Orchard -- a mixed-use, planned-unit development -- because the expected cash flow from the project was less than the Constellation Holdings Companies' investment in the project.

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

     We describe the Constellation Holdings Companies' real estate business further in NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS.

OUR ENERGY MARKETING BUSINESSES

     Constellation Energy Solutions, Inc. is a subsidiary of BGE and serves as the holding company for our three energy marketing businesses:

     o Constellation Power Source(TM), Inc. -- our power marketing business,
     o Constellation Energy Source(TM), Inc. -- our natural gas brokering business, and
     o Constellation Energy Projects and Services(TM), Inc. and Subsidiaries -- our energy services businesses.

POWER MARKETING

     We formed CONSTELLATION POWER SOURCE, INC. in February 1997 to enter the power marketing business. This new business provides power marketing and risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives.

     Goldman Sachs Power, LLC, an affiliate of Goldman, Sachs & Co., the investment banking firm, is the exclusive advisor to Constellation Power Source for these services.

     Constellation Power Source's business activities include trading:

     o electricity,
     o other energy commodities, and
     o related derivative contracts.

     Constellation Power Source uses the mark-to-market method of accounting for these activities. Under the mark-to-market method of accounting, Constellation Power Source:

     o records assets and liabilities equal to the fair value of commodities and derivatives it holds or sells,
     o records these assets and liabilities at the time that it executes contracts for these transactions, and
     o records net gains and losses from both realized transactions and changes in fair value of open commodity and derivative positions as revenues in its income statement.

     As a result of using the mark-to-market method of accounting, Constellation Power

Source's revenue and earnings will fluctuate. The primary factors that cause these fluctuations are:

     o the number and size of new transactions,
     o the magnitude and volatility of changes in commodity prices and interest rates, and
     o the number and size of open commodity and derivative positions Constellation Power Source holds or sells.

     Constellation Power Source management uses its best estimates to determine the fair value of the commodities and derivatives positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, and volatility factors. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material.

FIRST QUARTER 1998 EVENT INCLUDES BGE COMMITMENT OF
$115 MILLION

     In March 1998, Constellation Power Source, Inc. and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and BGE has committed to contribute up to $115 million in equity to Constellation Power Source to fund its investment in Orion. Orion has entered into strategic relationships with Constellation Power Source and Constellation Operating Services, Inc. Constellation Power Source will be the exclusive provider of power marketing and risk management services to Orion. Constellation Operating Services will provide exclusive operating and maintenance services to Orion's plants.

NATURAL GAS BROKERING

     CONSTELLATION ENERGY SOURCE, INC. provides natural gas brokering and related services for wholesale and retail customers.

ENERGY SERVICES

     CONSTELLATION ENERGY PROJECTS & SERVICES, INC. AND ITS SUBSIDIARIES provide a broad range of customized energy services, including:

     o private electric and gas distribution systems,
     o energy consulting,
     o power quality services and equipment,
     o campus and multi-building energy systems, and
     o energy services contract work.

     COMFORTLINK(REGISTER MARK) (a general partnership in which BGE is a partner) provides district energy systems.

OUR HOME PRODUCTS AND COMMERCIAL BUILDING
SYSTEMS BUSINESSES

     BGE HOME PRODUCTS & SERVICES, INC. provides comprehensive maintenance, repair and replacement services for heating, air conditioning, plumbing, electrical, indoor air quality systems, and major home appliances and electronics. It also operates appliance and electronics retail stores and has a home improvement business including kitchen and bathroom remodeling, replacement doors and windows, siding, and roofing. Its subsidiary, BGE COMMERCIAL BUILDING SYSTEMS, INC. (formerly named Maryland Environmental Systems, Inc.) specializes in providing total building solutions for the commercial market. These services include comprehensive maintenance, repair, replacement and new equipment installation services for heating, ventilation, air conditioning, plumbing, electrical, and building automation systems in small and large commercial facilities. In 1997, BGE Home Products & Services, Inc. formed HP&S RECEIVABLES, INC. -- solely to acquire and finance merchandise and service loans made by BGE Home Products & Services, Inc.

DIVERSIFIED BUSINESS CAPITAL REQUIREMENTS

     Capital requirements for our diversified businesses for 1995 through 1997, along with estimated amounts for 1998 through 2000, are set forth below:

                                                                     1995   1996   1997   1998   1999   2000
                                                                     ----   ----   ----   ----   ----   ----
                                                                                  (IN MILLIONS)
Diversified Business Capital Requirements
Investment requirements...........................................   $118   $118   $156   $169   $134   $157
Retirement of long-term debt......................................     55     52    188    164    137    246
                                                                     ----   ----   ----   ----   ----   ----
Total diversified business capital requirements...................   $173   $170   $344   $333   $271   $403
                                                                     ====   ====   ====   ====   ====   ====

     In the past, capital requirements of our diversified businesses only included the Constellation Holdings Companies because they had the only significant capital requirements. From time to time, however, our other diversified businesses may develop significant capital requirements. As that occurs, we will include the capital requirements of those businesses in the capital requirements table. As discussed below under "DIVERSIFIED BUSINESS INVESTMENT REQUIREMENTS," capital requirements for Constellation Power Source and ComfortLink are also included this year.

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

DIVERSIFIED BUSINESS INVESTMENT REQUIREMENTS

     The investment requirements of our diversified businesses include:

     o the Constellation Holdings Companies' investments in financial limited partnerships and funding for the development and acquisition of projects, as well as loans made to project entities,
     o funding for growing Constellation Power Source's power marketing business, and
     o ComfortLink's funding for construction of district energy projects.

     Investment requirements for the years 1998 through 2000 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates in the table because they would be subject to several variables, including:

     o the type and number of projects selected for development,
     o the effect of market conditions on those projects,
     o the ability to obtain financing, and
     o the availability of cash from operations.

     The investment requirements exclude BGE's commitment to contribute up to $115 million in equity to Constellation Power Source Inc. to fund its investment in Orion Power Holdings, Inc.

DIVERSIFIED BUSINESS DEBT AND LIQUIDITY

     Our diversified businesses plan to meet capital requirements by refinancing debt as it comes due, by borrowing additional funds, and using cash generated by the businesses. This includes cash from operations, sale of assets, and earned tax benefits. BGE Home Products & Services, Inc. may also meet capital requirements through sales of receivables.

     If the Constellation Holdings Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Holdings Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. For more information, see the discussion of the real estate business and market in the REAL ESTATE section.

     In 1997, the Constellation Holdings Companies issued $289 million of three and four-year notes. In addition, our diversified businesses have the following revolving credit agreements to provide additional cash for short-term financial needs:

                                      AMOUNT OF
                              REVOLVING CREDIT AGREEMENT
                              --------------------------
Constellation Holdings
  Companies................           $75 million
ComfortLink................           $50 million
Constellation Energy
  Solutions, Inc. and
  Subsidiaries.............           $10 million

     See NOTES 3 and 4 TO CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 7.
MD&A -- LIQUIDITY AND CAPITAL RESOURCES -- CAPITAL REQUIREMENTS OF OUR DIVERSIFIED BUSINESSES for additional information about diversified businesses.

                             ENVIRONMENTAL MATTERS

     We are subject to regulation by various federal, state, and local authorities with regard to:

     o air quality,
     o water quality,
     o waste disposal, and
     o other environmental matters.

     Some of the regulations require substantial expenditures for additions to our utility plant and the use of more expensive low-sulfur fuels. We cannot precisely estimate the total effect on our facilities and operations of current and future environmental regulations and standards. However, we have increased capital expenditures by approximately $117 million during the five-year period 1993-1997 to comply with existing standards and regulations, and we estimate that the future capital expenditures necessary to comply with the standards and regulations will be approximately:

     o $14 million in 1998,
     o $17 million in 1999, and
     o $36 million in 2000.

CLEAN AIR

     The Federal Clean Air Act (the Act) regulates health and welfare standards for concentrations of air pollutants. Under the Act, the State of Maryland must set limits on all major sources of these pollutants in the State so that the standards are not exceeded. We have certain limits on our generating units that put us in compliance with existing air quality regulations, as follows:

     o All of our generating units, except Crane Units 1 and 2, are limited to burning fuel (coal or oil) with a sulfur content of 1% or below.
     o The Crane Units 1 and 2 are limited to 3.5 pounds per million Btu for sulfur dioxide, which is equivalent to a coal sulfur content of approximately 2.4%.
     o All units are limited to releasing particulate matter at or below
       0.02 grains per standard cubic foot of exhaust gas for oil fired units and 0.03 grains per standard cubic foot for coal-fired units.
     o Brandon Shores, a newer plant, is subject to more stringent standards for sulfur dioxide (1.2 pounds per million Btu), and nitrogen dioxide (0.7 pounds per million Btu).

     The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations -- Title IV and Title I.

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

     In July 1997, the federal government published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. These standards may require increased controls at our fossil generating plants in the future. We cannot estimate the cost of these increased controls at this time because the states, including Maryland, still need to determine what reductions in pollutants will be necessary to meet the new federal standards.

WATER

     The Maryland Department of the Environment regulates the discharge of waste materials into the waters of the State of Maryland under the National Pollutant Discharge Elimination System permit program. This program was established as part of the Federal Clean Water Act. At the present time, we have the required permits under the program for all of our steam electric generating plants.

     The Maryland Department of the Environment water quality regulations require us to, among other things, define procedures to determine compliance with State water quality standards. These procedures require extensive studies involving sampling and monitoring of the waters around affected generating plants. The State of Maryland may require changes in plant operations. We continually perform studies to determine whether any modifications will be necessary to comply with these regulations.

WASTE DISPOSAL

     The United States Environmental Protection Agency (EPA) has regulations for implementing the portions of the Resource Conservation and Recovery Act that deal with the management of hazardous wastes. These regulations, and the Hazardous and Solid Waste Amendments of 1984, identify certain spent materials as hazardous wastes and establish standards and permit requirements for those who generate, transport, store, or dispose of such wastes. The State of Maryland has adopted regulations governing the management of hazardous wastes that are similar to the federal regulations. We have procedures in place to comply with all applicable federal and state regulations governing the management of hazardous wastes. Some high volume utility wastes, such as fly ash and bottom ash, are exempt from these regulations. We currently use almost all of our coal fly ash and bottom ash as structural fill material in a manner approved by the State of Maryland. We sell the remainder of the coal ash to the construction industry for a number of approved uses.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act (Superfund statute) establishes liability for the cleanup of hazardous wastes that contaminate the soil, water, or air. Those who generated, transported or deposited the waste at the contaminated site are each jointly and severally liable for the cost of the cleanup, as are the current property owner and the owner when the contamination occurred. Many states have implemented laws similar to the Superfund statute.

     On October 16, 1989, the EPA filed a complaint in the U.S. District Court for the District of Maryland under the Superfund statute against us and seven other defendants to recover past and future expenditures associated with the cleanup of a site located at Kane and Lombard Streets in Baltimore. The State of Maryland filed a similar complaint in the same case and court on February 12, 1990. The complaints alleged that we arranged for our fly ash to be deposited on the site. The Court dismissed these complaints in November 1995. The Maryland Department of the Environment began additional investigation on the remainder of the site for the EPA, but never completed the investigation. We, along with three other defendants, agreed to complete the remedial investigation and feasibility study of groundwater contamination around the site in a July 1993 consent order. The remedial action, if any, for the remainder of the site will not be selected until these investigations are concluded. Therefore, we cannot estimate the total amount or our share of the site cleanup costs.

     In the early 1970s, we shipped an unknown number of scrapped transformers to Metal Bank of America, a metal reclaimer in Philadelphia. Metal Bank's scrap and storage yard has been found to be contaminated with oil containing high levels of PCBs (hazardous chemicals frequently used as a fire-resistant coolant in electrical equipment). On December 7, 1987, the EPA notified us and nine other utilities that we are considered potentially responsible parties (PRPs) with respect to the cleanup of the site. We, along with the other PRPs, submitted a remedial investigation and feasibility study (RI/FS) to the EPA on October 14, 1994. The estimated costs for the possible remedies range greatly (from $15 million to $45 million). Until a specific remedy is chosen, we are not able to predict the actual cleanup costs. Our share of the cleanup costs, estimated to be approximately 15.79%, could be material.

     From 1985 until 1989, we shipped waste oil and other materials to the Industrial Solvents and Chemical Company in York County, Pennsylvania for disposal. The Pennsylvania Department of Environmental Resources (Pennsylvania Department) subsequently investigated this site and found it to be heavily contaminated by hazardous wastes. The Pennsylvania Department notified us on August 15, 1990, that we and approximately 1,000 other entities are PRPs with respect to the cost of all remedial activities to be conducted at the site. The PRPs have performed waste characterization, removed and disposed of all tanks and drums of waste, and completed a RI/FS at the site. Our share of the waste sent to this site is estimated to be approximately 2.7%, but this may change as additional information about the site is obtained. We have not determined the actual cost of remedial activities. As a result of these factors, our potential liability cannot be estimated. However, we do not expect such liability to be material.

     On August 30, 1994, we were named as a defendant in UNITED STATES V. KEYSTONE SANITATION COMPANY, ET AL. The litigation was instituted by the EPA and involved contamination of the Keystone Sanitation Company landfill Superfund site located in Adams County, Pennsylvania. In 1997, BGE and other defendants entered into a settlement with the EPA for an immaterial amount but the court has not yet approved the settlement.

     In December 1995, we were notified by the EPA that we are one of approximately 650 parties that may have incurred liability under the Superfund statute for shipments of hazardous wastes to a site in Denver, Colorado known as the RAMP Industries site. We, through our disposal vendor, shipped a small amount of low level radioactive waste to the site between 1989 and 1992. The site, which was found to have been operated improperly, was closed in 1994. That same year, the EPA began a clean up of the site which will consist of removal of drums of radioactive and hazardous mixed wastes. After the EPA completes its drum removal phase of the clean up it will investigate potential soil and groundwater contamination. Although our potential liability cannot be estimated, we do not expect such liability to be material based on the limited amount of waste we shipped to the site.

     In September 1996, we received an information request from the EPA about the Drumco Drum Dump Site, located in the Curtis Bay area of Maryland. This site was the subject of an emergency drum removal action in 1991, due to a concern about hazardous substances leaking from drums and posing a threat to human health and the environment. According to EPA documents, approximately $2 million dollars was spent on the drum removal action. To our knowledge, no long-term remediation is planned for this site. In addition, we understand that the EPA has sent information requests to approximately 17 other parties. Our records indicate that we sold empty drums to Drumco, Inc. from approximately 1983-1990. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we sold only empty storage drums to Drumco, Inc.

     In April 1997, we received an information request from the EPA concerning the 68th Street Dump Site, also known as the Robb Tyler Dump, located in Baltimore, Maryland. This site is not currently listed as a federal Superfund site. We understand that the EPA has sent information requests to over 70 other parties. Our response to the EPA is that our records do not show that we sent waste to the site. This response is based on reviewing all relevant documents and interviewing employees involved in waste disposal for the Company from 1950 to 1975, which is the period covered by the EPA's inquiry. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we did not send waste to the site.

     In the early part of the century, predecessor gas companies (which were later merged into BGE) manufactured coal gas for residential and industrial use. The residue from this manufacturing process was coal tar, previously thought to be harmless but now found to contain a number of chemicals designated by the EPA as hazardous substances. We are coordinating an investigation of these former manufacturing sites, which includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. We have submitted the required remedial action plans and the Maryland Department of the Environment is in the process of reviewing them. Based on several remedial action options, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheet and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset (we discuss this further in NOTE 5 TO CONSOLIDATED FINANCIAL STATEMENTS). We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

                                   EMPLOYEES

     As of December 31, 1997, we employed about 9,000 people.

ITEM 2.  PROPERTIES

     We describe our electric and gas business properties separately below.

ELECTRIC

     Our principal electric generating plants are shown below:

                                                                                                GENERATION (MWH)
                                                           INSTALLED          PRIMARY       -------------------------
          PLANT                      LOCATION            CAPACITY (MW)          FUEL           1997           1996
-------------------------    ------------------------    -------------     -------------    ----------     ----------
                                                     (AT DECEMBER 31, 1997)
Steam
  Calvert Cliffs             Calvert County, MD              1,675            Nuclear       13,133,441     12,069,937
  Brandon Shores             Anne Arundel County, MD         1,296             Coal          8,483,339      8,849,357
  Herbert A. Wagner          Anne Arundel County, MD         1,006         Coal/Oil/Gas      3,399,601      3,149,334
  Charles P. Crane           Baltimore County, MD              385             Coal          1,942,621      2,000,992
  Gould Street               Baltimore City, MD                104              Oil             89,115         49,583
  Riverside                  Baltimore County, MD               78            Oil/Gas           14,480         15,356
Jointly Owned -- Steam
  Keystone                   Armstrong and                     359(A)          Coal          2,788,081      2,650,786
                             Indiana Counties, PA
  Conemaugh                  Indiana County, PA                181(A)          Coal          1,294,234      1,202,914
Combustion Turbine
  Notch Cliff                Baltimore County, MD              128              Gas             14,024         12,470
  Perryman                   Harford County, MD                350            Oil/Gas          106,748         91,197
  Westport                   Baltimore City, MD                121              Gas             10,236          6,420
  Riverside                  Baltimore County, MD              173            Oil/Gas            8,197          5,450
  Philadelphia Road          Baltimore City, MD                 64              Oil              3,391          1,829
  Charles P. Crane           Baltimore County, MD               14              Oil                960            707
  Herbert A. Wagner          Anne Arundel County, MD            14              Oil                754            513
                                                             -----                          ----------     ----------
    Totals                                                   5,948                          31,289,222     30,106,845
                                                             =====                          ==========     ==========

---------------
(A) These totals reflect BGE's proportionate interest and entitlement to capacity from Keystone and Conemaugh, which are 2 megawatts of diesel capacity for Keystone and 1 megawatt of diesel capacity for Conemaugh.

We also own two-thirds of the outstanding capital stock of Safe Harbor Water Power Corporation, and are currently entitled to 277 megawatts of the rated capacity of the Safe Harbor Hydroelectric Project. Safe Harbor is operated under a Federal Energy Regulatory Commission license which expires in the year 2030.

GAS

     We own the following propane air and liquefied natural gas facilities:

     o a liquefied natural gas facility for the liquefication and storage of natural gas with a total storage capacity of 1,000,000 DTH and a planned daily capacity of 287,988 DTH, and
     o a propane air facility with a mined cavern and refrigerated storage facilities with a total storage capacity of 1,000,000 DTH and a planned daily capacity of 85,000 DTH.

GENERAL INFORMATION

     We own our principal plants and other important units that are located in Maryland including our principal headquarters building in downtown Baltimore. We also lease several properties in our service area which are used for various offices and services. We have electric transmission and electric and gas distribution lines located:

     o in public streets and highways pursuant to franchises, and
     o on permanent rights-of-way secured for the most part by grants from owners of the property and for a relatively small part by condemnation.

     We share the ownership of the properties for the Keystone and Conemaugh Plants in Pennsylvania. There are minor liens and easements on the Keystone and Conemaugh properties, but these encumbrances do not materially interfere with our use of the properties.

     All of our property referred to above is subject to the lien of our mortgage securing our mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS
ASBESTOS

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

     The first type are direct claims by individuals exposed to asbestos. We described these claims in a Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 520 individuals that were never employees of the Company each claim $6 million in damages ($2 million compensatory and $4 million punitive). We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

     o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
     o the names of the plaintiffs' employers, and
     o the date on which the exposure allegedly occurred.

     In 1997, six of these cases were settled before trial for amounts that were immaterial. Four more trials are currently scheduled -- two in 1998 and two in 1999.

     The second type are claims by one manufacturer -- Pittsburgh Corning
Corp. -- against us and approximately eight others, as third party defendants. These claims relate to approximately 1,500 individual plaintiffs. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

     See ITEM 1. BUSINESS -- ELECTRIC RATE MATTERS, NUCLEAR OPERATIONS, ENVIRONMENTAL MATTERS, and NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS for other information about our legal or regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

     Reference is made to the information set forth under Item 4. Submission of Matters to a Vote of Security Holders on page 35 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers of BGE at the date of this report are:

                                                                           OTHER OFFICES OR POSITIONS
          NAME              AGE            PRESENT OFFICE                 HELD DURING PAST FIVE YEARS
------------------------    ---   ---------------------------------  -------------------------------------
Christian H. Poindexter      59   Chairman of the Board and          Chairman of the Board and Chief
                                    President (A)                      Executive Officer
                                    (Since March 1, 1998)            Vice Chairman of the Board
Edward A. Crooke             59   Vice Chairman of the Board and     President, Chief Operating Officer,
                                    Chairman of the Board -            and Chairman of the Board - Subsidiaries
                                    Subsidiaries (B)                 President, Utility Operations
                                    (Since March 1, 1998)
Bruce M. Ambler              58   President and Chief Executive
                                    Officer
                                    Constellation Holdings, Inc.
                                    (Since August 1, 1989)
Charles W. Shivery           52   President                          Vice President
                                    Constellation Energy Solutions,    Finance and Accounting,
                                    Inc. and President                 Chief Financial Officer and
                                  and Chief Executive                  Secretary
                                    Officer Constellation Power      Vice President and Treasurer,
                                  Source, Inc.                         Corporate Finance Group
                                    (Since February 25, 1997)
Robert E. Denton             55   Executive Vice President           Senior Vice President, Generation
                                    Generation                       Vice President, Nuclear Energy
                                    (Since March 1, 1998)            Plant General Manager, Calvert
                                                                     Cliffs Nuclear Power Plant
Frank O. Heintz              53   Executive Vice President           Vice President, Gas
                                    Utility Operations and Vice      Executive Director, LDC Caucus --
                                    President Gas                      American Gas Association
                                    (Since March 1, 1998)            Chairman, Maryland Public Service
                                                                       Commission
Thomas F. Brady              48   Vice President                     Vice President, Customer Service
                                    Customer Service and               and Accounting
                                    Distribution                     Vice President, Accounting and
                                    (Since July 1, 1993)               Economics
David A. Brune               57   Vice President                     General Counsel
                                    Finance and Accounting,
                                    Chief Financial Officer and
                                    Secretary
                                    (Since February 25, 1997)
Charles H. Cruse             53   Vice President                     Plant General Manager, Calvert
                                    Nuclear Energy                     Cliffs Nuclear Power Plant
                                    (Since January 1, 1996)          Manager, Nuclear Engineering
Carserlo Doyle               55   Vice President                     Manager, Telecommunications
                                    Electric Interconnection         Principal Engineer -- Electric
                                    and Transmission                   Interconnection
                                    (Since January 1, 1994)
Sharon S. Hostetter          53   Vice President                     Manager, Marketing
                                    Marketing and Sales              Division Manager, Resource
                                    (Since November 1, 1995)           Application and Customer
                                                                       Development Group, Rochester
                                                                       Gas and Electric Corporation
Ronald W. Lowman             53   Vice President                     Manager, Fossil Engineering
                                    Fossil Energy                    Manager, Fossil Engineering
                                    (Since January 1, 1993)            Services
Gregory C. Martin            49   Vice President                     Manager, Customer Service
                                    General Services                 Manager, Customer Accounts
                                    (Since November 1, 1997)

                                       22

                                                                           OTHER OFFICES OR POSITIONS
          NAME              AGE            PRESENT OFFICE                 HELD DURING PAST FIVE YEARS
------------------------    ---   ---------------------------------  --------------------------------------
Linda D. Miller              47   Vice President                     Manager, Employee Services
                                    Management Services
                                    (Since November 1, 1997)
Stephen F. Wood              45   President                          Vice President, Marketing and Sales
                                    Constellation Energy Projects    Manager, Major Customer Projects
                                    & Services, Inc.                 Manager, System Engineering
                                    (Since November 1, 1995)           and Construction
                                  Vice President                     Manager, Distribution Engineering
                                    (Since February 16, 1996)

---------------
(A) Chief Executive Officer, Director, and member of the Executive Committee.
(B) Director and member of the Executive Committee.
    Officers of BGE are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such. There is no arrangement or understanding between any director or officer and any other person pursuant to which the director or officer was selected.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 STOCK TRADING

     Our common stock is traded under the ticker symbol BGE. It is listed on the New York, Chicago, and Pacific stock exchanges. It has unlisted trading privileges on the Boston, Cincinnati, and Philadelphia exchanges.

     As of February 28, 1998, there were 72,972 common shareholders of record.

                                DIVIDEND POLICY

     We pay dividends on our common stock when our Board of Directors declares them. There is no limitation on our paying common stock dividends, other than we must first pay all dividends (and any redemption payments) due on our preference stock.

     Dividends have been paid on the common stock continuously since 1910. Future dividends depend upon future earnings, our financial condition and other factors. Quarterly dividends were declared on the common stock during 1997 and 1996 in the amounts set forth below.

                    COMMON STOCK DIVIDENDS AND PRICE RANGES

                                                  1997                                           1996
                                -----------------------------------------       ------------------------------------
                                                        PRICE*                                     PRICE*
                                DIVIDEND     ----------------------------       DIVIDEND  --------------------------
                                DECLARED         HIGH             LOW           DECLARED    HIGH             LOW
                                --------     ------------     -----------       --------  ----------     -----------
First Quarter................    $ .40         $28             $26 1/4           $ .39      $29 1/2       $26 1/8
Second Quarter...............      .41          27              24 3/4             .40       28 5/8        25 1/2
Third Quarter................      .41          28 1/16         26                 .40       28 5/8        25
Fourth Quarter...............      .41          34 5/16         25 13/16           .40       28 3/4        25 3/4
                                 -----                                           -----
  Total......................    $1.63                                           $1.59
                                 =====                                           =====

---------------
*Based on New York Stock Exchange Composite Transactions as reported in THE WALL
 STREET JOURNAL.

Item 6. Selected Financial Data

                                                                                                                          Compound
                                                     1997          1996          1995         1994         1993            Growth
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)        5-Year 10-Year
SUMMARY OF OPERATIONS
   Total Revenues                                  $3,307.6      $3,153.2      $2,934.8     $2,783.0     $2,741.4     5.26%   5.47%
   Expenses Other Than Interest and Income Taxes    2,584.0       2,483.7       2,239.1      2,147.7      2,125.0     5.00    6.22
                                                   ---------------------------------------------------------------
   Income From Operations                             723.6         669.5         695.7        635.3        616.4     6.21    3.21
   Other Income (Expense)                             (52.8)          6.1           8.8         32.3         20.3       --      --
                                                   ---------------------------------------------------------------
   Income Before Interest and Income Taxes            670.8         675.6         704.5        667.6        636.7     3.77    2.07
   Net Interest Expense                               230.0         198.5         197.0        190.1        188.8     3.93    7.10
                                                   ---------------------------------------------------------------
   Income Before Income Taxes                         440.8         477.1         507.5        477.5        447.9     3.69    0.24
   Income Taxes                                       158.0         166.3         169.5        153.9        138.1     8.87    1.94
                                                   ---------------------------------------------------------------
   Net Income                                         282.8         310.8         338.0        323.6        309.8     1.36   (0.59)
   Preferred and Preference Stock Dividends            28.7          38.5          40.6         39.9         41.8    (7.42)   0.84
                                                   ---------------------------------------------------------------
   Earnings Applicable to Common Stock             $  254.1      $  272.3      $  297.4     $  283.7     $  268.0     2.73   (0.74)
---------------------------------------------------===============================================================

   Earnings Per Share of Common Stock                 $1.72         $1.85         $2.02        $1.93        $1.85     1.08   (2.91)

   Dividends Declared Per Share of Common  Stock      $1.63         $1.59         $1.55        $1.51        $1.47     2.65    2.69

   Ratio of Earnings to Fixed Charges                  2.78          3.10          3.21         3.14         3.00     0.96   (3.97)

   Ratio of Earnings to Fixed Charges and Preferred
     and Preference Stock Dividends Combined           2.35          2.44          2.52         2.47         2.34     2.47   (3.22)

FINANCIAL STATISTICS AT YEAR END
   Total Assets                                    $8,773.4      $8,544.3      $8,277.6     $7,995.9     $7,829.6     4.01    6.26
---------------------------------------------------===============================================================
   Capitalization
     Long-term debt                                $2,988.9      $2,758.8      $2,598.2     $2,584.9     $2,823.1     4.69    5.76
     Preferred stock                                     --            --          59.2         59.2         59.2       --      --
     Redeemable preference stock                       90.0         134.5         242.0        279.5        342.5   (25.63)  (7.02)
     Preference stock not subject to mandatory
       redemption                                     210.0         210.0         210.0        150.0        150.0    13.81    6.68
     Common shareholders' equity                    2,870.4       2,854.7       2,811.2      2,719.0      2,620.5     2.52    5.04
                                                   ---------------------------------------------------------------
     Total Capitalization                          $6,159.3      $5,958.0      $5,920.6     $5,792.6     $5,995.3     2.38    4.90
---------------------------------------------------===============================================================
   Book Value Per Share of Common Stock              $19.44        $19.33        $19.06       $18.43       $17.94     1.97    2.74

   Number of Common Shareholders (IN THOUSANDS)        73.7          77.6          79.8         81.5         82.3    (1.73)  (1.10)

CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.

Baltimore Gas and Electric Company and Subsidiaries                           25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In Management's Discussion and Analysis we explain the general financial condition and the results of operations for BGE and its diversified business subsidiaries including:

   o what factors affect our businesses,
   o what our earnings and costs were in 1997 and 1996,
   o why earnings and costs changed from the year before,
   o where our earnings came from,
   o how all of this affects our overall financial condition,
   o what our expenditures for capital projects were in 1995 through 1997 and what we expect them to be in 1998 through 2000, and
   o where we will get cash for future capital expenditures.

As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 38, which present the results of our operations for 1997, 1996, and 1995. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

The electric utility industry is undergoing rapid and substantial change. Competition in the generation part of our business is increasing. The regulatory environment (federal and state) is shifting toward customer choice. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section beginning on page 27. They are discussed in detail in this Annual Report on Form 10-K.

We continuously evaluate changes in the utility industry. Based on the evaluations, we refine short and long term business plans. We may also enter new businesses, which may be opportunities to:

   o provide our core energy business customers more services, or
   o attract new customers for our core energy business, or
   o expand our diversified stream of revenues.
________________________________________________________________________________

Results of Operations

In this section, we discuss our 1997 and 1996 earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.

Overview

Total Earnings per Share of Common Stock

                                             1997    1996    1995
-------------------------------------------------------------------
Earnings per share from
  current-year operations:

     Utility business                        $1.94   $1.96   $1.84
     Diversified businesses (subsidiaries)     .34     .31     .18
                                             ----------------------
     Total earnings per share from
       current-year operations                2.28    2.27    2.02
Write-off of merger costs (see Note 12)       (.25)     --      --
Write-downs of real estate
  investments (see Note 12)                   (.31)     --      --
Disallowed replacement
  energy costs (see Note 12)                    --    (.42)     --
                                             ----------------------
Total earnings per share                     $1.72   $1.85   $2.02

---------------------------------------------======================

1997

Our 1997 total earnings decreased $18.2 million, or $.13 per share, from 1996. Our total earnings decreased because:

   o we wrote off costs associated with the proposed merger with Potomac Electric Power Company, and
   o Constellation Holdings, Inc. and Subsidiaries (together known as the Constellation Holdings Companies) wrote down their investments in two real estate projects.

We discuss the write-off of merger costs in the "Write-Off of Merger Costs" section on page 31, and the real estate write-downs in the "Real Estate Development and Senior-Living Facilities" section on page 33.

In 1997, utility earnings from current-year operations were lower mostly because we sold less electricity and gas due to milder weather (people use less electricity and gas to heat or cool their homes in milder weather). We discuss our utility earnings in more detail in the "Utility Business" section beginning on page 27.

In 1997, diversified business earnings from current-year operations were higher mostly because the Constellation Holdings Companies had higher earnings from power generation projects and financial investments. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 32.

1996

Our 1996 total earnings decreased $25.1 million, or $.17 per share, from 1995. Our total earnings decreased because we wrote off disallowed replacement energy costs. We discuss this in detail in the "Disallowed Replacement Energy Costs" section on page 29.

In 1996, utility earnings from operations were higher due to three factors: we sold more electricity and gas due to colder winter weather, there was an increase in the number of customers, and we had lower operations and maintenance expenses. We would have had even higher utility earnings from operations except we sold less electricity in the third quarter due to milder summer weather.

In 1996, diversified business earnings were higher mostly because the Constellation Holdings Companies had higher earnings from power generation projects and financial investments.

26                           Baltimore Gas and Electric Company and Subsidiaries

Utility Business

Before we go into the details of our electric and gas operations, we believe it is important to discuss four factors that have a strong influence on our utility business performance: regulation, the weather, other factors including the condition of the economy in our service territory, and competition.

Regulation by the Maryland Public Service Commission
(Maryland PSC)

The Maryland PSC determines the rates we can charge our customers. Our rates consist of a "base rate" and a "fuel rate." The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is the highest. Gas base rates are not affected by seasonal changes.

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

In addition, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity (primarily with other utilities). We charge the actual cost of these items to the customer with no profit to us. We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 29 and in
Note 1.

We also charge our gas customers separately for the natural gas they consume. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 30 and in Note 1.

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

We show the number of cooling and heating degree days in 1997 and 1996, the percentage changes in the number of degree days from prior years, and the number of degree days in a "normal" year as represented by the 30-year average in the following table.

                                                          30-Year
                                        1997      1996    Average
------------------------------------------------------------------
Cooling degree days                      746       786       804
Percentage change from prior year       (5.1)%   (25.6)%

Heating degree days                    4,822     5,138     4,901
Percentage change from prior year       (6.2)%    11.7%

Other Factors

Other factors, aside from weather, impact the demand for electricity and gas. These factors include the "number of customers" and "usage per customer" during a given period. We use these terms later in our discussions of electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during 1997 and 1996.

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

Competition and Response to Regulatory Change Our electric and gas businesses are also affected by competition. We discuss competition in each business below.

Electric Business

Electric utilities are facing competition on various fronts, including:

   o in the construction of generating units to meet increased demand for electricity,
   o in the sale of their electricity in the bulk power markets,
   o in competing with alternative energy suppliers, and
   o in the future, for electric sales to retail customers which utilities now serve exclusively.

We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. We cannot predict the ultimate effect competition or regulatory change will have on our earnings.

We discuss competition in our electric business in more detail in this Annual Report on Form 10-K under the heading "Electric Regulatory Matters and Competition."

Baltimore Gas and Electric Company and Subsidiaries                           27

Gas Business

Regulatory change in the natural gas industry is well under way. We discuss competition in our gas business in more detail in this Annual Report on Form 10-K under the heading "Gas Regulatory Matters and Competition."

Strategies

We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

   o the complete or partial separation of our generation, transmission, and distribution functions,
   o purchase or sale of generation assets,
   o mergers or acquisitions of utility or non-utility businesses,
   o spin-off or sale of one or more businesses,
   o growth of revenues from diversified businesses.

We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

Utility Business Earnings per Share of Common Stock

                                          1997      1996      1995
--------------------------------------------------------------------
Utility earnings per share from
   current-year operations:

     Electric business                   $1.77     $1.75     $1.70
     Gas business                          .17       .21       .14
                                        ----------------------------
   Total utility earnings per share
     from current-year operations         1.94      1.96      1.84
Write-off of merger costs (see
   Note 12)                               (.25)       --        --
Disallowed replacement
   energy costs (see Note 12)               --      (.42)       --
                                        ----------------------------
Total utility earnings per share         $1.69     $1.54     $1.84

----------------------------------------============================

Our 1997 total utility earnings increased $24.0 million, or $.15 per share, from 1996. Our 1996 total utility earnings decreased $44.5 million, or $.30 per share, from 1995. We discuss the factors affecting utility earnings below.

Electric Operations
Electric Revenues

The changes in electric revenues in 1997 and 1996 compared to the respective prior year were caused by:

                                             1997           1996
------------------------------------------------------------------
                                                 (IN MILLIONS)
Electric system sales volumes               $(15.5)        $  0.3
Base rates                                    29.2           (2.5)
Fuel rates                                    (4.3)         (12.3)
                                            ----------------------
Total change in electric revenues
   from electric system sales                  9.4          (14.5)
Interchange and other sales                  (23.2)         (11.1)
Other                                         (3.2)           4.5
                                            ----------------------
Total change in electric revenues           $(17.0)        $(21.1)
--------------------------------------------======================

Electric System Sales Volumes

"Electric system sales" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

The percentage changes in our electric system sales volumes, by type of customer, in 1997 and 1996 compared to the respective prior year were:

                                            1997          1996
------------------------------------------------------------------
Residential                                 (3.9)%         2.5%
Commercial                                   1.0          (0.3)
Industrial                                  (0.4)          0.1

In 1997, we sold less electricity to residential customers mostly for two reasons: lower electricity usage per customer and milder weather. We sold more electricity to commercial customers mostly because usage per customer increased. We would have sold even more electricity to commercial customers except for milder weather during the year. We sold about the same amount of electricity to industrial customers as we did in 1996.

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

Weather impacts residential, more than commercial and industrial, sales. In 1997 and 1996, other items offset the impact of weather on commercial and industrial sales. Other items included the demand for power to fuel manufacturing equipment and office machinery, which vary with changes in the customers' businesses.

Base Rates

In 1997, base rate revenues were higher than they were in 1996 because of higher energy conservation surcharge revenues. During 1996, we exceeded our profit limit under the energy conservation surcharge. As a result, we excluded $28.5 million of our 1996 surcharge billings from revenue. To correct the overage, we lowered the surcharge on our customers' bills beginning in July 1997 and will continue to bill the lower surcharge through June 1998.

In 1996, base rate revenues were about the same as they were in 1995. Although we sold more electricity in 1996, our revenues did not increase because the higher sales occurred during the winter when our base rates are lower.

28                           Baltimore Gas and Electric Company and Subsidiaries

Fuel Rates

The fuel rate is the rate the Maryland PSC allows us to charge our customers, with no profit to us, for:

   o our actual cost of fuel used to generate electricity, and
   o the net cost of purchases and sales of electricity (primarily with other utilities).

If these costs go up, the Maryland PSC permits us to increase the fuel rate. If these costs go down, our customers benefit from a reduction in the fuel rate. The fuel rate is impacted most by the amount of electricity generated at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) because the cost of nuclear fuel is cheaper than coal, gas, or oil. We discuss the calculation of the fuel rate in Note 1.

Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this more thoroughly in the "Disallowed Replacement Energy Costs" section below and in Note 12.

In 1997, fuel rate revenues decreased mostly because we sold less electricity. In 1996, fuel rate revenues decreased due to a lower fuel rate because we were able to operate plants with the lowest fuel costs. Fuel rate revenues would have been even lower except we sold more electricity.

Interchange and Other Sales

"Interchange and other sales" are sales in the Pennsylvania-New Jersey-Maryland Interconnection (PJM) energy market and to others. PJM is a regional power pool with members that include many wholesale market participants, as well as BGE and seven other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

In 1997, we had lower interchange and other sales compared to 1996 mostly because of lower sales volumes due to reduced demand.

In 1996, we had lower interchange and other sales compared to 1995 because we generated less electricity at Calvert Cliffs. This meant that we had less electricity to sell outside of our service territory. We generated less electricity at that plant mostly because the 1996 outage for regular refueling and maintenance took longer than in 1995.

Electric Fuel and Purchased Energy Expenses

                                     1997       1996      1995
------------------------------------------------------------------
                                           (IN MILLIONS)

Actual costs                        $504.5     $539.2    $554.5
Net recovery of costs
   under electric fuel
   rate clause (see Note 1)           15.2        8.2      24.3
Disallowed replacement energy
   costs (including carrying
   charges) (see Note 12)               --       95.4        --
                                   -------------------------------
Total electric fuel and
   purchased energy expenses        $519.7     $642.8    $578.8
-----------------------------------===============================

Actual Costs

In 1997, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were lower than in 1996 mostly for two reasons: we bought less electricity from other utilities because we were able to meet demand using the electricity we generated, and we were able to use a less-costly mix of generating plants mostly because of shorter refueling and maintenance downtime at Calvert Cliffs.

In 1996, our actual costs were lower than in 1995 because the price of electricity and capacity we bought from other utilities was lower and we sold less electricity. The price we pay for electricity and capacity we buy from other utilities changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms.

Electric Fuel Rate Clause

Under the electric fuel rate clause, we defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future. We discuss the calculation of the fuel rate in Note 1.

In 1997 and 1996, our actual costs of fuel and energy were lower than the fuel rate revenues we collected from our customers.

Disallowed Replacement Energy Costs

In December 1996, we settled fuel rate proceedings about extended outages that occurred at Calvert Cliffs in 1989 through 1991. We agreed not to bill our customers for $118 million of electric replacement energy costs associated with these outages. We wrote off a portion of these costs in 1990 and wrote off the remainder in 1996. We discuss this further in Note 12.

Baltimore Gas and Electric Company and Subsidiaries                           29

Gas Operations
Gas Revenues

The changes in gas revenues in 1997 and 1996 compared to the respective prior year were caused by:

                                              1997           1996
------------------------------------------------------------------
                                                (IN MILLIONS)
Gas system sales volumes                     $(7.3)         $ 8.2
Base rates                                     0.6           18.9
Gas cost adjustments                          (0.2)          62.1
                                            ----------------------
Total change in gas revenues
    from gas system sales                     (6.9)          89.2
Off-system sales                              10.9           26.6
Other                                          0.3            1.0
                                            ----------------------
Total change in gas revenues                 $ 4.3         $116.8
--------------------------------------------======================

Gas System Sales Volumes

The percentage changes in our gas system sales volumes, by type of customer, in 1997 and 1996 compared to the respective prior year were:

                                            1997          1996
---------------------------------------------------------------
Residential                                 (8.3)%         8.9%
Commercial                                  (0.2)          2.8
Industrial                                   4.4          (2.3)

In 1997, we sold less gas to residential customers mostly for two reasons: lower usage per customer and milder weather. We sold about the same amount of gas to commercial customers as we did in 1996. We sold more gas to industrial customers mostly because the milder weather caused fewer service interruptions and Bethlehem Steel (our largest customer) used more gas. We would have sold even more gas to industrial customers except gas usage by industrial customers other than Bethlehem Steel decreased.

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

Base Rates

In 1997, base rate revenues were higher than they were in 1996. Although we sold less gas in 1997, our base rate revenues increased because of a higher energy conservation surcharge in the last six months of the year.

In 1996, base rate revenues were higher than in 1995 because in November 1995, the Maryland PSC allowed us to increase our gas base rates. This increased our annual base rate revenues for 1996 by $19.3 million. That amount included $2.4 million to recover higher depreciation expense (an accounting procedure which spreads the cost of utility plant in service over the years in which it is used).

During 1997, we applied for a $36.7 million increase in our gas base rates. The Maryland PSC is currently reviewing our application, and is expected to issue an order by June 1998. Our earnings will be impacted during 1998 and 1999 by the outcome of this case.

Gas Cost Adjustments

We charge our gas customers for the natural gas they consume using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section on page 29.

However, effective October 1996, the Maryland PSC approved a modification of these clauses to provide a market based rates incentive mechanism. Under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between BGE (which benefits shareholders) and customers. We also discuss this in Note 1.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling them gas (we are selling them the service of delivering their gas).

In 1997, gas cost revenues decreased mostly because we sold less gas. In 1996, gas cost revenues increased because we had to pay more for gas and we sold more gas.

Off-System Sales

Off-system gas sales, which are low-margin direct sales to wholesale suppliers of natural gas outside our service territory, are not subject to gas cost adjustments. We began sales of off-system gas during the first quarter of 1996. The Maryland PSC approved an arrangement for part of the earnings from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders).

In 1997 and 1996, off-system gas sales increased mostly because we first began off-system sales of gas in February of 1996. These increases in off-system sales did not significantly impact earnings.

Gas Purchased For Resale Expenses

                                     1997       1996      1995
-----------------------------------------------------------------
                                          (IN MILLIONS)
Actual costs                       $291.6     $295.4     $205.9
Net recovery (deferral) of
   costs under gas adjustment
   clauses (see Note 1)               0.5      (11.0)      (7.8)
                                  -------------------------------
Total gas purchased for
   resale expenses                 $292.1     $284.4     $198.1
----------------------------------===============================

Actual Costs

Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. Actual costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

In 1997, actual gas costs decreased from 1996 mostly because we sold less gas. In 1996, actual gas costs increased from 1995 due to three factors: higher market prices of gas, higher sales volumes, and the purchase of gas to resell off-system (beginning in the first quarter of 1996).

30                           Baltimore Gas and Electric Company and Subsidiaries

Gas Adjustment Clauses

We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

In 1997, the portion of our actual gas costs subject to these clauses was lower than the revenues we collected from our customers. In 1996, the portion of our actual gas costs subject to these clauses was higher than the revenues we collected from our customers.

Other Operating Expenses
Operations and Maintenance Expenses

In 1997, our operations and maintenance expenses were slightly lower than they were in 1996.

In 1996, our operations and maintenance expenses decreased $18.5 million due to our continued efforts to control costs. This decrease would have been even greater except we had higher costs to maintain our nuclear plant.

Depreciation and Amortization Expenses

We describe depreciation and amortization expenses in Note 1.

In 1997, our depreciation and amortization expense increased $12.7 million from 1996 mostly because we had more plant in service (as our level of plant that is in service changes, the amount of our depreciation and amortization expense changes).

In 1996, our depreciation and amortization expense increased $12.8 million from 1995 because we had more utility plant in service, and we had more energy conservation program costs to be amortized.

The increase in 1996 expenses would have been even greater except that in 1995 depreciation and amortization expense included $14.2 million for the write-off of costs associated with planned future generation facilities at our Perryman site that will not be built. We discuss this write-off also in Note 1. In 1996, depreciation and amortization expense did not include any such write-off.

Taxes Other Than Income Taxes

In 1997, taxes other than income taxes were about the same as they were in 1996.

In 1996, taxes other than income taxes were $9.6 million higher than in 1995 mostly due to three factors: plant additions made in 1995 increased our property taxes about $7 million, higher 1996 revenues increased our gross receipts taxes about $2 million, and higher labor costs increased our payroll taxes about $1 million.

Other Income and Expenses
Write-Off of Merger Costs

In September 1995 we signed an agreement with Potomac Electric Power Company to merge together into a new company, Constellation Energy(TM) Corporation, after all necessary regulatory approvals were received. In December 1997, both companies mutually terminated the merger agreement. Accordingly, in 1997, we wrote off $57.9 million of costs related to the merger. This write-off reduced after-tax earnings by $37.5 million, or $.25 per share. We also discuss the write-off of these costs in Note 12.

Allowance for Funds Used During Construction (AFC)

We finance construction projects with borrowed funds and equity funds. We are allowed by the Maryland PSC to record the cost of these funds as part of the cost of construction projects in our Consolidated Balance Sheets. We do this through the AFC, which we calculate using a rate authorized by the Maryland PSC. We bill our customers for the AFC plus a return after the utility plant is placed in service. We also describe AFC in Note 1.

In 1997, AFC was about the same as it was in 1996. In 1996, we had lower AFC compared to 1995 because we completed several projects and started less new construction. We also had lower AFC because the Maryland PSC decreased the gas AFC rate in November 1995 from 9.40% to 9.04%.

Net Other Income and Deductions

Net other income and deductions represent miscellaneous income and expenses which are not directly related to operations.

In 1997, net other income and deductions were about the same as they were in 1996. In 1996, net other income and deductions increased $4.9 million compared to 1995 mostly because the Constellation Holdings Companies had lower deductions not directly related to operations and BGE had about $2 million more of other interest and finance charge income.

Interest Charges

Interest charges represent the interest we paid on outstanding debt.

In 1997, we had $23.6 million higher interest charges compared to 1996 because we had more debt outstanding and interest rates were higher.

In 1996, we had $2.1 million lower interest charges compared to 1995 largely because of lower interest rates. We would have had even lower interest charges except we had more debt outstanding.

Income Taxes

In 1997 our income taxes decreased because we had lower taxable income from both our utility operations and our diversified businesses.

In 1996 our income taxes decreased because we had lower taxable income from utility operations. Our income taxes would have been even lower except that we had higher taxable income from our diversified businesses.

Baltimore Gas and Electric Company and Subsidiaries                           31

Diversified Businesses

In the 1980s, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry. Some of our diversified businesses are related to our core utility business and others are not. Our diversified businesses are organized in three groups:

   o the Constellation Holdings Companies--our power generation, financial investments, and real estate businesses,
   o Constellation Energy Solutions, Inc. and Subsidiaries--our energy marketing businesses, and
   o BGE Home Products & Services, Inc. and Subsidiaries--our home products and commercial building systems businesses.

Diversified Business Earnings Per Share of Common Stock

                                          1997     1996     1995
-------------------------------------------------------------------
Constellation Holdings Companies           $ .39    $ .29    $ .18
Constellation Energy Solutions              (.08)     .00      .00
BGE Home Products & Services                 .03      .02      .00
                                          -------------------------
Total diversified business earnings per
   share from current-year operations        .34      .31      .18
Write-downs of real estate investments
   by the Constellation Holdings
   Companies (see Note 12)                  (.31)      --       --
                                          -------------------------
Total diversified business
   earnings per share                      $ .03    $ .31    $ .18
------------------------------------------=========================

Our 1997 diversified business earnings decreased $42.2 million, or $.28 per share, from 1996. Our 1996 diversified business earnings increased $19.3 million, or $.13 per share, from 1995. These changes came mostly from the Constellation Holdings Companies. We discuss factors affecting the earnings of our diversified businesses below.

The Constellation Holdings Companies--Our Power Generation, Financial Investments, and Real Estate Businesses

The Constellation Holdings Companies:

   o develop, own, and operate power generation projects,
   o engage in financial investments, and
   o develop, own, and manage real estate and senior-living facilities.

Earnings per share from the Constellation Holdings Companies were:

                                          1997    1996     1995
--------------------------------------------------------------------
Power generation                            $ .25   $ .18    $ .13
Financial investments                         .18     .14      .08
Real estate development and
   senior-living facilities                  (.01)   (.02)    (.02)
Other                                        (.03)   (.01)    (.01)
                                          --------------------------
Total Constellation Holdings Companies'
   earnings per share from
   current-year operations                    .39     .29      .18
Write-downs of real estate
   investments (see Note 12)                 (.31)     --       --
                                          --------------------------
Total Constellation Holdings Companies'
   earnings per share                       $ .08   $ .29    $ .18
------------------------------------------==========================

Power Generation

The Constellation Holdings Companies' power generation business develops, owns, and operates domestic and international power generation projects. We discuss international projects later in this section.

In 1997, earnings increased from 1996 mostly because of improved performance of various energy projects.

In 1996, earnings increased from 1995 mostly due to our share of higher earnings from energy projects and a $14.6 million after-tax gain on the sale by a Constellation partnership of a power purchase agreement with Jersey Central Power & Light Company back to that utility. Energy projects had higher earnings for a variety of reasons--some ongoing (like improved efficiency due to equipment or procedure changes) and some onetime (for example, losses incurred in 1995--to shut-down certain operations at a plant--did not occur again in
1996). These increases were offset by $16.2 million of write-offs of investments in certain power projects. We describe these write-offs further in Note 3.

California Power Purchase Agreements

The Constellation Holdings Companies have $261 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $37.3 million, or $.25 per share, in 1997.

Under these agreements, the electricity rates change from fixed rates to variable rates during 1996 through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates. However, the California projects that make the highest revenues will transition in 1999 and 2000. As a result, we do not expect the Constellation Holdings Companies to have significantly lower earnings before 2000 due to the transition to variable rates. We cannot predict the financial effects of the transition from fixed to variable rates on the Constellation Holdings Companies or on BGE, but the effects could be material.

We describe these projects and the transition process in detail in Note 12.

International

The Constellation Holdings Companies' power generation business in Latin
America:

   o develops, acquires, owns, and operates power generation projects, and
   o acquires and owns distribution systems.

At December 31, 1997, the Constellation Holdings Companies had invested about $23.1 million and committed another $4.3 million in power projects in Latin America. In the future, the Constellation Holdings Companies' power generation business may be expanding further in both domestic and international projects.

32                           Baltimore Gas and Electric Company and Subsidiaries

Financial Investments

Earnings from the Constellation Holdings Companies' portfolio of financial investments include income from:

   o marketable securities,
   o financial limited partnerships, and
   o financial guaranty insurance companies.

In 1997, earnings were higher than in 1996 due to better earnings from trading securities, and increased gains from marketable securities.

In 1996, earnings were higher than in 1995 because of better earnings from marketable securities and increased gains from financial limited partnerships.

Real Estate Development and Senior-Living Facilities

The Constellation Holdings Companies' real estate development business includes:

   o land under development,
   o office buildings,
   o retail projects,
   o distribution facility projects,
   o an entertainment, dining, and retail complex in Orlando, Florida,
   o a mixed-use planned-unit development, and n senior-living facilities.

In 1997, earnings from real estate development and senior-living facilities were lower than in 1996 mostly due to:

   o a $14.1 million after-tax write-down of the investment in Church Street Station--an entertainment, dining, and retail complex in Orlando, Florida-- which occurred because the Constellation Holdings Companies have now decided to sell rather than keep the project, and

   o a $31.9 million after-tax write-down of the investment in Piney Orchard--a mixed-use, planned-unit development-- which occurred because the expected cash flow from the project was less than the Constellation Holdings Companies' investment in the project.

In 1996, earnings from real estate development and senior-living facilities were about the same as they were in 1995.

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

We describe the Constellation Holdings Companies' real estate business further in Note 12.

Constellation Energy Solutions, Inc. and Subsidiaries--
Our Energy Marketing Businesses

Our energy marketing businesses:

   o provide power marketing and risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives,

   o provide natural gas brokering and related services for wholesale and retail customers, and

   o provide a broad range of customized energy services, including private electric and gas distribution systems, energy consulting, power quality services, and campus and multi-building energy systems.

In 1997, earnings from our energy marketing businesses were lower than in 1996 mostly because of lower gas brokering margins and increased uncollectible expense. In 1996, earnings were about the same as they were in 1995.

BGE Home Products & Services, Inc. and
Subsidiaries--Our Home Products and
Commercial Building Systems Businesses

BGE Home Products & Services, Inc. and subsidiaries:

   o sells and services electric and gas appliances,
   o engages in home improvements, and
   o sells and services heating and air conditioning systems.

In 1997 and 1996, earnings increased due to improved performance in the service and installation business.

Baltimore Gas and Electric Company and Subsidiaries                           33

Liquidity and Capital Resources
Overview

Our business requires a great deal of capital. Our actual capital requirements for the years 1995 through 1997, along with estimated amounts for the years 1998 through 2000, are shown below.

                                                                  1995        1996        1997       1998        1999       2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            (IN MILLIONS)
Utility Business Capital Requirements:
   Construction expenditures (excluding AFC)

     Electric                                                      $223        $219        $238       $236      $  260     $  273
     Gas                                                             70          84          89         77          76         72
     Common                                                          51          46          38         34          27         24
                                                                   --------------------------------------------------------------
     Total construction expenditures                                344         349         365        347         363        369
   AFC                                                               22          10           8          8          11         14
   Nuclear fuel (uranium purchases and processing charges)           46          47          44         50          50         48
   Deferred energy conservation expenditures                         46          31          27         12          10         10
   Retirement of long-term debt and redemption of preference stock  279         184         243        117         344        264
                                                                   --------------------------------------------------------------
   Total utility business capital requirements                      737         621         687        534         778        705

Diversified Business Capital Requirements:

   Investment requirements                                          118         118         156        169         134        157
   Retirement of long-term debt                                      55          52         188        164         137        246
                                                                   --------------------------------------------------------------
   Total diversified business capital requirements                  173         170         344        333         271        403

Total capital requirements                                         $910        $791      $1,031       $867      $1,049     $1,108
-------------------------------------------------------------------==============================================================

Capital Requirements of Our Utility Business

We continuously review and change our construction program, so actual expenditures may vary from the estimates for the years 1998 through 2000 in the capital requirements chart.

Our projections of future electric construction expenditures do not include costs to build more generating units. Electric construction expenditures include improvements to our generating plants and transmission and distribution facilities. They also include estimated costs for replacing the steam generators and extending the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

   o $27 million in 1998,
   o $38 million in 1999, and
   o $44 million in 2000.

We estimate that during the three-year period 2001 through 2003, we will spend an additional $175 million to complete the replacement of the steam generators and extend the operating licenses of Calvert Cliffs.

If we do not replace the stream generators, we estimate that Calvert Cliffs could not operate beyond the 2004-2006 time period. We expect the steam generator replacements to occur during the 2002 spring refueling outage for Unit 1 and during the 2003 outage for Unit 2.

Our utility operations provided about 105% in 1997, 97% in 1996, and 100% in 1995, of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preferred and preference stock.

During the three years from 1998 through 2000, we expect utility operations to provide 106% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

When we cannot meet utility capital requirements internally, we sell debt and equity securities. We also sell securities when market conditions permit us to refinance existing debt or preference stock at a lower cost. The amount of cash we need and market conditions determine when and how much we sell. During the three years ended December 31, 1997, we sold:

   o $619 million of long-term debt,
   o $60 million of preference stock, and
   o $4 million of common stock.

Security Ratings

Independent credit-rating agencies rate our fixed-income securities. The ratings indicate the agencies' assessment of our ability to pay interest, dividends, and principal on these securities. These ratings affect how much it will cost us when we sell these securities. The better the rating, the lower the cost of the securities to us when we sell them. Our securities ratings at the date of this report are shown in the following table. In October, 1997, Standard & Poors upgraded our mortgage bonds from A+ to AA-.

                       Standard      Moody's
                        & Poors     Investors    Duff & Phelps
                     Rating Group    Service   Credit Rating Co.
----------------------------------------------------------------
Mortgage Bonds            AA-          A1             AA-
Unsecured Debt             A           A2             A+
Preference Stock           A          "a2"            A

Capital Requirements of Our Diversified Businesses

In the past, capital requirements of our diversified businesses only included the Constellation Holdings Companies because they had the only significant capital requirements. From time to time, however, our other diversified businesses may develop significant capital requirements. As that occurs, we will include the capital requirements of those businesses in the capital requirements table above. As discussed under "Diversified Business Investment Requirements," capital requirements for Constellation Power Source--a subsidiary of Constellation Energy Solutions, Inc., and ComfortLink--a general partnership in which BGE is a partner, are also included this year.

34                           Baltimore Gas and Electric Company and Subsidiaries

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

Diversified Business Investment Requirements

The investment requirements of our diversified businesses include:

   o the Constellation Holdings Companies' investments in financial limited partnerships and funding for the development and acquisition of projects, as well as loans made to project entities,
   o funding for growing Constellation Power Source's power marketing business, and
   o ComfortLink's funding for construction of district energy projects.

Investment requirements for 1998 through 2000 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 34 because they would be subject to several variables, including:

   o the type and number of projects selected for development,
   o the effect of market conditions on those projects,
   o the ability to obtain financing, and
   o the availability of cash from operations.

The investment requirements exclude BGE's commitment to contribute up to $115 million in equity to Constellation Power Source, Inc. to fund its investment in Orion Power Holdings, Inc.

Diversified Business Debt and Liquidity

Our diversified businesses plan to meet capital requirements by refinancing debt as it comes due, by additional borrowing, and with cash generated by the businesses. This includes cash from operations, sale of assets, and earned tax benefits. BGE Home Products & Services may also meet capital requirements through sales of receivables. We also discuss receivable sales in Note 12.

If the Constellation Holdings Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Holdings Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. For more information, see the discussion of the real estate business and market in the "Real Estate Development and Senior-Living Facilities" section beginning on page 33.

In 1997, the Constellation Holdings Companies issued $289 million of three and four-year notes. In addition, our diversified businesses have the following revolving credit agreements to provide additional cash for short-term financial needs:

                                           Amount of Revolving
                                             Credit Agreement
---------------------------------------------------------------
Constellation Holdings Companies                $75 million
ComfortLink                                     $50 million
Constellation Energy Solutions, Inc.
   and Subsidiaries                             $10 million
---------------------------------------------------------------

Other Matters
Environmental Matters

We are subject to increasingly stringent federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in Note 12 and in this Annual Report on Form 10-K under Item 1. Business--Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

The Year 2000 Issue

The year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

In 1997, we formed a special task force to:

   o identify and evaluate our systems and applications that may be affected by the year 2000 issue,
   o modify or replace those systems and applications so they will work properly in the year 2000, and
   o communicate with our suppliers to make sure they are prepared for the year 2000.

We have identified and evaluated all of our systems and applications that may be affected by the year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to complete our evaluation of suppliers' systems and applications by mid-1998. We plan to have our systems and applications ready for the year 2000 by mid-1999. We do not expect the costs to address the year 2000 issue to be material.

Accounting Standards Issued

We will adopt the following statements that the Financial Accounting Standards Board issued in 1997 on the dates indicated below:

   o Statement of Financial Accounting Standards No. 130,
     REPORTING COMPREHENSIVE INCOME, which we must adopt in our financial statements for the quarter ended March 31, 1998, and
   o Statement of Financial Accounting Standards No. 131,
     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
     INFORMATION, which we must adopt in our financial statements for the year ended December 31, 1998.

We do not expect the adoption of these standards to have a material impact on our financial results or financial statement disclosures.

Baltimore Gas and Electric Company and Subsidiaries                           35

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable. However, we disclose information about our risk management policies in NOTE 1 TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Baltimore Gas and Electric Company

     We have audited the consolidated financial statements and the financial statement schedule of Baltimore Gas and Electric Company and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baltimore Gas and Electric Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization at December 31, 1995, 1994, and 1993, and the related consolidated statements of income, cash flows, common shareholders' equity, and income taxes for each of the two years in the period ended December 31, 1994 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations included in the Selected Financial Data for each of the five years in the period ended December 31, 1997, appearing on page 25 is fairly stated in all material respects in relation to the financial statements from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.
____________________________

COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
January 21, 1998
                                       37

Consolidated Statements of Income

YEAR ENDED DECEMBER 31,                                               1997                1996                1995
--------------------------------------------------------------------------------------------------------------------
                                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
   Electric                                                         $2,191.7            $2,208.7           $2,229.8
   Gas                                                                 521.6               517.3              400.5
   Diversified businesses                                              594.3               427.2              304.5
                                                                   -------------------------------------------------
   Total revenues                                                    3,307.6             3,153.2            2,934.8
                                                                   -------------------------------------------------
EXPENSES OTHER THAN INTEREST AND INCOME TAXES
   Electric fuel and purchased energy                                  519.7               547.4              578.8
   Disallowed replacement energy costs (see Note 12)                      --                95.4                 --
   Gas purchased for resale                                            292.1               284.4              198.1
   Operations                                                          518.3               526.4              550.8
   Maintenance                                                         178.5               174.1              168.3
   Diversified businesses--selling, general, and administrative        444.9               311.1              220.6
   Write-downs of real estate investments (see Note 12)                 70.8                  --                 --
   Depreciation and amortization                                       342.9               330.2              317.4
   Taxes other than income taxes                                       216.8               214.7              205.1
                                                                   -------------------------------------------------
   Total expenses other than interest and income taxes               2,584.0             2,483.7            2,239.1
                                                                   -------------------------------------------------
INCOME FROM OPERATIONS                                                 723.6               669.5              695.7
                                                                   -------------------------------------------------
OTHER INCOME (EXPENSE)
   Write-off of merger costs (see Note 12)                             (57.9)                 --                 --
   Allowance for equity funds used during construction                   5.3                 6.5               14.2
   Equity in earnings of Safe Harbor Water Power Corporation             5.0                 4.6                4.5
   Net other income and (deductions)                                    (5.2)               (5.0)              (9.9)
                                                                   -------------------------------------------------
   Total other income (expense)                                        (52.8)                6.1                8.8
                                                                   -------------------------------------------------
INCOME BEFORE INTEREST AND INCOME TAXES                                670.8               675.6              704.5
                                                                   -------------------------------------------------
INTEREST EXPENSE
   Interest charges                                                    241.2               217.6              219.7
   Capitalized interest                                                 (8.4)              (15.6)             (15.0)
   Allowance for borrowed funds used during construction                (2.8)               (3.5)              (7.7)
                                                                   -------------------------------------------------
   Net interest expense                                                230.0               198.5              197.0
                                                                   -------------------------------------------------

INCOME BEFORE INCOME TAXES                                             440.8               477.1              507.5

INCOME TAXES                                                           158.0               166.3              169.5
                                                                   -------------------------------------------------

NET INCOME                                                             282.8               310.8              338.0

PREFERRED AND PREFERENCE STOCK DIVIDENDS                                28.7                38.5               40.6
                                                                   -------------------------------------------------

EARNINGS APPLICABLE TO COMMON STOCK                                 $  254.1            $  272.3           $  297.4
-------------------------------------------------------------------=================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                             147.7               147.6              147.5

EARNINGS PER COMMON SHARE AND
   EARNINGS PER COMMON SHARE--ASSUMING DILUTION                        $1.72               $1.85              $2.02
-------------------------------------------------------------------=================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

38                           Baltimore Gas and Electric Company and Subsidiaries


Consolidated Balance Sheets

AT DECEMBER 31,                                            1997           1996
-------------------------------------------------------------------------------
                                                              (IN MILLIONS)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                           $  162.6       $  66.7
     Accounts receivable (net of allowance for
       uncollectibles of $24.1 and $18.0 respectively)      419.8         419.5
     Trading securities                                     119.7          68.8
     Fuel stocks                                             87.6          87.1
     Materials and supplies                                 164.2         147.7
     Prepaid taxes other than income taxes                   65.2          64.7
     Other                                                   27.4          44.7
                                                         ----------------------
     Total current assets                                 1,046.5         899.2
                                                         ----------------------
   INVESTMENTS AND OTHER ASSETS
     Real estate projects                                   446.8         525.8
     Power generation projects                              451.7         379.1
     Financial investments                                  196.5         204.4
     Nuclear decommissioning trust fund                     145.3         116.4
     Net pension asset                                      113.0          84.5
     Safe Harbor Water Power Corporation                     34.4          34.4
     Senior living facilities                                62.2          36.4
     Other                                                  108.1          92.2
                                                         ----------------------
     Total investments and other assets                   1,558.0       1,473.2
                                                         ----------------------
   UTILITY PLANT
     Plant in service
       Electric                                           6,725.6       6,514.9
       Gas                                                  846.9         777.0
       Common                                               554.1         523.5
                                                         ----------------------
       Total plant in service                             8,126.6       7,815.4
     Accumulated depreciation                            (2,843.4)     (2,617.1)
                                                         ----------------------
     Net plant in service                                 5,283.2       5,198.3
     Construction work in progress                          215.2         221.9
     Nuclear fuel (net of amortization)                     127.9         132.9
     Plant held for future use                               25.2          25.5
                                                         ----------------------
     Net utility plant                                    5,651.5       5,578.6
                                                         ----------------------
   DEFERRED CHARGES
     Regulatory assets (net)                                470.7         512.3
     Other                                                   46.7          81.0
                                                         ----------------------
     Total deferred charges                                 517.4         593.3
                                                         ----------------------

   TOTAL ASSETS                                          $8,773.4      $8,544.3
---------------------------------------------------------======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


Baltimore Gas and Electric Company and Subsidiaries                           39

Consolidated Balance Sheets

AT DECEMBER 31,                                                                   1997              1996
---------------------------------------------------------------------------------------------------------
                                                                                       (IN MILLIONS)
Liabilities and Capitalization
   CURRENT LIABILITIES
     Short-term borrowings                                                      $  316.1         $  333.2
     Current portions of long-term debt and preference stock                       271.9            280.8
     Accounts payable                                                              203.0            172.9
     Customer deposits                                                              30.1             28.0
     Accrued taxes                                                                   5.5              6.5
     Accrued interest                                                               58.4             57.4
     Dividends declared                                                             66.3             66.9
     Accrued vacation costs                                                         36.2             34.3
     Other                                                                          44.3             37.1
                                                                                -------------------------
     Total current liabilities                                                   1,031.8          1,017.1
                                                                                -------------------------

   DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                       1,294.9          1,295.9
     Postretirement and postemployment benefits                                    185.5            169.2
     Decommissioning of federal uranium enrichment facilities                       34.9             38.6
     Other                                                                          67.0             65.5
                                                                                -------------------------
     Total deferred credits and other liabilities                                1,582.3          1,569.2
                                                                                -------------------------

   CAPITALIZATION
     Long-term debt                                                              2,988.9          2,758.8
     Redeemable preference stock                                                    90.0            134.5
     Preference stock not subject to mandatory redemption                          210.0            210.0
     Common shareholders' equity                                                 2,870.4          2,854.7
                                                                                -------------------------
     Total capitalization                                                        6,159.3          5,958.0
                                                                                -------------------------

   COMMITMENTS, GUARANTEES, AND CONTINGENCIES--SEE NOTE 12

   TOTAL LIABILITIES AND CAPITALIZATION                                         $8,773.4         $8,544.3
--------------------------------------------------------------------------------=========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


40                           Baltimore Gas and Electric Company and Subsidiaries

Consolidated Statements of Cash Flows

YEAR ENDED DECEMBER 31,                                                                    1997              1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                              $282.8           $310.8           $338.0
   Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization                                                          396.8            383.1            379.0
     Deferred income taxes                                                                    7.4             26.0            103.5
     Investment tax credit adjustments                                                       (7.5)            (7.6)            (8.1)
     Deferred fuel costs                                                                     18.3              0.5              5.6
     Deferred energy conservation revenues                                                   --               28.5              1.3
     Disallowed replacement energy costs                                                     --               95.4             --
     Accrued pension and postemployment benefits                                            (18.0)           (13.8)            (7.6)
     Write-off of merger costs                                                               57.9             --               --
     Write-downs of real estate investments                                                  70.8             --               --
     Allowance for equity funds used during construction                                     (5.3)            (6.5)           (14.2)
     Equity in earnings of affiliates and joint ventures (net)                              (42.5)           (48.3)           (21.3)
     Changes in current assets, other than sales of accounts receivable                     (54.7)           (88.0)          (107.4)
     Changes in current liabilities, other than short-term borrowings                        42.6             (4.9)            (7.3)
     Other                                                                                  (22.6)            26.7              6.7
                                                                                           -----------------------------------------
     Net cash provided by operating activities                                              726.0            701.9            668.2
                                                                                           -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net issuance (maturity) of short-term borrowings                                         (17.1)            53.9            215.6
   Proceeds from issuance of
     Long-term debt                                                                         622.0            383.2            184.4
     Preference stock                                                                        --               --               59.3
     Common stock                                                                            --                3.7              0.3
   Proceeds from sales of receivables                                                        --               10.0              2.0
   Reacquisition of long-term debt                                                         (343.3)          (158.5)          (315.1)
   Redemption of preferred and preference stock                                            (104.5)          (112.6)           (73.0)
   Common stock dividends paid                                                             (239.2)          (233.1)          (227.2)
   Preferred and preference stock dividends paid                                            (29.7)           (37.0)           (40.1)
   Other                                                                                      2.5             (1.2)            --
                                                                                           -----------------------------------------
   Net cash used in financing activities                                                   (109.3)           (91.6)          (193.8)
                                                                                           -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Utility construction expenditures (including AFC)                                       (373.2)          (360.5)          (366.0)
   Allowance for equity funds used during construction                                        5.3              6.5             14.2
   Nuclear fuel expenditures                                                                (43.6)           (46.8)           (46.3)
   Deferred energy conservation expenditures                                                (27.1)           (31.4)           (45.5)
   Contributions to nuclear decommissioning trust fund                                      (17.6)           (25.5)            (9.8)
   Merger costs                                                                             (20.9)           (28.5)            (5.1)
   Purchases of marketable equity securities                                                (23.0)           (32.7)           (18.5)
   Sales of marketable equity securities                                                     46.5             39.7             49.8
   Other financial investments                                                               (0.4)             7.1              9.4
   Real estate projects                                                                      24.2            (55.3)           (15.6)
   Power generation systems                                                                 (44.3)            (5.3)           (34.4)
   Other                                                                                    (46.7)           (34.3)           (21.8)
                                                                                           -----------------------------------------
   Net cash used in investing activities                                                   (520.8)          (567.0)          (489.6)
                                                                                           -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         95.9             43.3            (15.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               66.7             23.4             38.6
                                                                                           -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $162.6           $ 66.7           $ 23.4
-------------------------------------------------------------------------------------------=========================================

OTHER CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest (net of amounts capitalized)                                                 $224.2           $193.6           $195.3
     Income taxes                                                                          $171.2           $160.1          $  99.6


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


Baltimore Gas and Electric Company and Subsidiaries                           41

Consolidated Statements of Common Shareholders' Equity


                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                                                on Available   Pension
                                                               Common Stock           Retained    For Sale    Liability      Total
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995              Shares        Amount       Earnings   Securities   Adjustment     Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                                (DOLLAR AMOUNTS IN MILLIONS, NUMBER OF SHARES IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994                              147,527       $1,425.4      $1,312.6      $(2.5)     $(16.5)     $2,719.0

Net income                                                                               338.0                                338.0
Dividends declared
  Preferred and preference stock                                                         (40.6)                               (40.6)
  Common stock ($1.55 per share)                                                        (228.6)                              (228.6)
Common stock issued                                                          0.3                                                0.3
Other                                                                        0.1                                                0.1
Net unrealized gain on securities                                                                    10.0                      10.0
Deferred taxes on net unrealized gain on securities                                                  (3.5)                     (3.5)
Pension liability adjustment                                                                                     25.4          25.4
Deferred taxes on pension liability adjustment                                                                   (8.9)         (8.9)
                                                          --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                              147,527        1,425.8       1,381.4        4.0        --         2,811.2

Net income                                                                               310.8                                310.8
Dividends declared
  Preferred and preference stock                                                         (38.5)                               (38.5)
  Common stock ($1.59 per share)                                                        (234.6)                              (234.6)
Common stock issued                                           140            3.7                                                3.7
Other                                                                        0.4                                                0.4
Net unrealized gain on securities                                                                     2.6                       2.6
Deferred taxes on net unrealized gain on securities                                                  (0.9)                     (0.9)
                                                          --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                              147,667        1,429.9       1,419.1        5.7        --         2,854.7

Net income                                                                               282.8                                282.8
Dividends declared
  Preference stock                                                                       (28.7)                               (28.7)
  Common stock ($1.63 per share)                                                        (240.7)                              (240.7)
Other                                                                        3.1                                                3.1
Net unrealized loss on securities                                                                    (1.2)                     (1.2)
Deferred taxes on net unrealized loss on securities                                                   0.4                       0.4
                                                          --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                              147,667       $1,433.0      $1,432.5       $4.9      $ --        $2,870.4
----------------------------------------------------------==========================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


42                           Baltimore Gas and Electric Company and Subsidiaries

Consolidated Statements of Capitalization


AT DECEMBER 31,                                                                           1997                    1996
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (IN MILLIONS)
LONG-TERM DEBT
   First Refunding Mortgage Bonds of BGE
     6 1/8% Series, due August 1, 1997                                                 $    --                $    24.9
     Floating rate series, due April 15, 1999                                             125.0                   125.0
     8.40% Series, due October 15, 1999                                                    91.1                    91.1
     5 1/2% Series, due July 15, 2000                                                     125.0                   125.0
     8 3/8% Series, due August 15, 2001                                                   122.3                   122.4
     7 1/8% Series, due January 1, 2002                                                     --                     22.7
     7 1/4% Series, due July 1, 2002                                                      124.5                   124.5
     5 1/2% Installment Series, due July 15, 2002                                           9.8                    10.4
     6 1/2% Series, due February 15, 2003                                                 124.8                   124.8
     6 1/8% Series, due July 1, 2003                                                      124.9                   124.9
     5 1/2% Series, due April 15, 2004                                                    125.0                   125.0
     Remarketed floating rate series, due September 1, 2006                               125.0                   125.0
     7 1/2% Series, due January 15, 2007                                                  123.5                   123.7
     6 5/8% Series, due March 15, 2008                                                    124.9                   125.0
     7 1/2% Series, due March 1, 2023                                                     125.0                   125.0
     7 1/2% Series, due April 15, 2023                                                    100.0                   100.0
                                                                                       ---------------------------------
     Total First Refunding Mortgage Bonds of BGE                                        1,570.8                 1,619.4
                                                                                       ---------------------------------
   Other long-term debt of BGE
     Term bank loan due March 29, 2001                                                     --                      50.0
     Medium-term notes, Series B                                                          100.0                   100.0
     Medium-term notes, Series C                                                          143.0                   183.0
     Medium-term notes, Series D                                                          225.0                   138.0
     Medium-term notes, Series E                                                          183.5                    --
     Pollution control loan, due July 1, 2011                                              36.0                    36.0
     Port facilities loan, due June 1, 2013                                                48.0                    48.0
     Adjustable rate pollution control loan, due July 1, 2014                              20.0                    20.0
     5.55% Pollution control revenue refunding loan, due July 15, 2014                     47.0                    47.0
     Economic development loan, due December 1, 2018                                       35.0                    35.0
     6.00% Pollution control revenue refunding loan, due April 1, 2024                     75.0                    75.0
     Variable rate pollution control loan, due June 1, 2027                                 8.8                    --
                                                                                       ---------------------------------
     Total other long-term debt of BGE                                                    921.3                   732.0
                                                                                       ---------------------------------
   Long-term debt of Constellation Holdings Companies
     Loans under revolving credit agreement
       Variable rates based on LIBOR, due December 9, 1999                                  --                     65.0
     Mortgage and construction loans and other collateralized notes
       8.69% mortgage note, due January 28, 1998                                           28.4                    24.9
       7.90% mortgage note, due September 12, 2000                                          8.6                     8.8
       8.00% mortgage note, due July 31, 2001                                               0.1                     0.1
       8.00% mortgage note, due October 30, 2003                                            1.6                     1.5
       7.50% mortgage note, due October 9, 2005                                             9.7                     9.8
       Variable rate mortgage notes, due through 2009                                      93.5                    94.9
       7.357% mortgage note, due March 15, 2009                                             5.5                     5.8
       9.65% mortgage note, due February 1, 2028                                            9.7                     9.7
       8.00% mortgage note, due November 1, 2033                                            1.2                    --
     Unsecured notes                                                                      579.1                   387.2
                                                                                       ---------------------------------
     Total long-term debt of Constellation Holdings Companies                             737.4                   607.7
                                                                                       ---------------------------------
   Long-term debt of other diversified businesses
     Loans under revolving credit agreement                                                22.0                    12.0
                                                                                       ---------------------------------
   Unamortized discount and premium                                                       (13.7)                  (14.5)
   Current portion of long-term debt                                                     (248.9)                 (197.8)
                                                                                       ---------------------------------
   Total long-term debt                                                                $2,988.9                $2,758.8
                                                                                       ---------------------------------

                                                                                                    CONTINUED ON PAGE 44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


Baltimore Gas and Electric Company and Subsidiaries                           43

Consolidated Statements of Capitalization



AT DECEMBER 31,                                                                                    1997                    1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (IN MILLIONS)
PREFERENCE STOCK
   Cumulative, $100 par value, 6,500,000 shares authorized
     Redeemable preference stock
     7.50%, 1986 Series, 365,000 and 395,000 shares outstanding. Callable
       at $102.50 per share prior to October 1, 2001 and at lesser amounts thereafter            $   36.5                 $  39.5
     6.75 %, 1987 Series, 425,000 and 440,000 shares outstanding. Callable
       at $102.25 per share prior to April 1, 2002 and at lesser amounts thereafter                  42.5                    44.0
     7.80%, 1989 Series, 500,000 shares redeemed at par on July 1, 1997                              --                      50.0
     8.25%, 1989 Series, 100,000 shares redeemed at par on October 1, 1997                           --                      10.0
     8.625%, 1990 Series, 130,000 and 390,000 shares outstanding                                     13.0                    39.0
     7.85%, 1991 Series, 210,000 and 350,000 shares outstanding                                      21.0                    35.0
     Current portion of redeemable preference stock                                                 (23.0)                  (83.0)
                                                                                                 ---------------------------------
     Total redeemable preference stock                                                               90.0                   134.5
                                                                                                 ---------------------------------
   Preference stock not subject to mandatory redemption
     7.78%, 1973 Series, 200,000 shares outstanding, callable at $101 per share                      20.0                    20.0
     7.125%, 1993 Series, 400,000 shares outstanding, not callable prior to July 1, 2003             40.0                    40.0
     6.97%, 1993 Series, 500,000 shares outstanding, not callable prior to October 1, 2003           50.0                    50.0
     6.70%, 1993 Series, 400,000 shares outstanding, not callable prior to January 1, 2004           40.0                    40.0
     6.99%, 1995 Series, 600,000 shares outstanding, not callable prior to October 1, 2005           60.0                    60.0
                                                                                                 ---------------------------------
     Total preference stock not subject to mandatory redemption                                     210.0                   210.0
                                                                                                 ---------------------------------
COMMON SHAREHOLDERS' EQUITY
   Common stock without par value, 175,000,000 shares authorized; 147,667,114 shares issued and outstanding at December 31, 1997 and 1996. (At December
     31, 1997 166,893 shares were reserved for the Employee Savings Plan and
     3,277,656 shares were reserved for the Dividend Reinvestment and Stock Purchase Plan.)       1,433.0                 1,429.9
   Retained earnings                                                                              1,432.5                 1,419.1
   Unrealized gain on available-for-sale securities                                                   4.9                     5.7
                                                                                                 ---------------------------------
   Total common shareholders' equity                                                              2,870.4                 2,854.7
                                                                                                 ---------------------------------
TOTAL CAPITALIZATION                                                                             $6,159.3                $5,958.0
-------------------------------------------------------------------------------------------------=================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.


44                           Baltimore Gas and Electric Company and Subsidiaries

Consolidated Statements of Income Taxes


YEAR ENDED DECEMBER 31,                                                             1997               1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (DOLLAR AMOUNTS IN MILLIONS)
INCOME TAXES
   Current                                                                         $158.1             $147.9              $  74.1
                                                                                   -----------------------------------------------
   Deferred
     Change in tax effect of temporary differences                                   (1.0)              22.0                116.9
     Change in income taxes recoverable through future rates                          8.0                4.9                 (1.0)
     Deferred taxes credited (charged) to shareholders' equity                        0.4               (0.9)               (12.4)
                                                                                   -----------------------------------------------
     Deferred taxes charged to expense                                                7.4               26.0                103.5
   Investment tax credit adjustments                                                 (7.5)              (7.6)                (8.1)
                                                                                   -----------------------------------------------
   Income taxes per Consolidated Statements of Income                              $158.0             $166.3               $169.5
-----------------------------------------------------------------------------------===============================================

RECONCILIATION OF INCOME TAXES COMPUTED AT STATUTORY
FEDERAL RATE TO TOTAL INCOME TAXES
   Income before income taxes                                                      $440.8             $477.1               $507.5
     Statutory federal income tax rate                                                 35%                35%                  35%
                                                                                   -----------------------------------------------
     Income taxes computed at statutory federal rate                                154.3              167.0                177.6
     Increases (decreases) in income taxes due to
       Depreciation differences not normalized on regulated activities               13.9               12.6                 11.0
       Allowance for equity funds used during construction                           (1.9)              (2.3)                (5.0)
       Amortization of deferred investment tax credits                               (7.5)              (7.7)                (8.1)
       Tax credits flowed through to income                                          (0.5)              (0.5)                (0.5)
       Amortization of deferred tax rate differential on regulated activities        (2.3)              (1.9)                (2.0)
       State income taxes                                                             6.2                4.1                  1.6
       Other                                                                         (4.2)              (5.0)                (5.1)
                                                                                   -----------------------------------------------
     Total income taxes                                                            $158.0             $166.3               $169.5
-----------------------------------------------------------------------------------===============================================
     Effective federal income tax rate                                               35.8%              34.9%                33.4%


AT DECEMBER 31,                                                                             1997                 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                          (DOLLAR AMOUNTS IN MILLIONS)
DEFERRED INCOME TAXES
   Deferred tax liabilities
     Accelerated depreciation                                                            $  953.5             $  920.6
     Allowance for funds used during construction                                           206.7                209.2
     Income taxes recoverable through future rates                                           89.8                 92.6
     Deferred termination and postemployment costs                                           41.1                 45.6
     Deferred fuel costs                                                                      1.5                  7.9
     Leveraged leases                                                                        25.2                 27.6
     Percentage repair allowance                                                             38.7                 38.4
     Energy conservation expenditures                                                        24.5                 26.6
     Other                                                                                  191.5                175.6
                                                                                         -----------------------------
     Total deferred tax liabilities                                                       1,572.5              1,544.1
                                                                                         -----------------------------
   Deferred tax assets
     Accrued pension and postemployment benefit costs                                        37.6                 40.6
     Deferred investment tax credits                                                         44.3                 46.9
     Capitalized interest and overhead                                                       44.5                 42.5
     Contributions in aid of construction                                                    39.7                 35.7
     Nuclear decommissioning liability                                                       24.3                 20.0
     Other                                                                                   87.2                 62.5
                                                                                         -----------------------------
     Total deferred tax assets                                                              277.6                248.2
                                                                                         -----------------------------
   Deferred tax liability, net                                                           $1,294.9             $1,295.9
-----------------------------------------------------------------------------------------=============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
CERTAIN PRIOR-YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR'S PRESENTATION.



Baltimore Gas and Electric Company and Subsidiaries                           45

Notes to Consolidated Financial Statements


Note 1. Significant Accounting Policies
--------------------------------------------------------------------------------


Nature of Our Business

Baltimore Gas and Electric Company (BGE) is the parent company and conducts our primary business--the electric and gas utility business. That business serves Baltimore City and all or part of 10 Central Maryland counties. We also conduct various diversified businesses in subsidiary companies. We describe our diversified businesses in Note 3.

Consolidation Policy

We use three different accounting methods to report our investments in our subsidiaries or other companies: consolidation, the equity method, and the cost method.

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our consolidated financial statements include the accounts of:

   o BGE,
   o Constellation Holdings, Inc. and Subsidiaries (the Constellation Holdings Companies),
   o Constellation Energy Solutions, Inc. and Subsidiaries, and
   o BGE Home Products & Services, Inc. and Subsidiaries.

The Equity Method

We usually use the equity method to report corporate joint ventures, partnerships, and affiliated companies (including power generation projects) where we hold a 20% to 50% voting interest. Under the equity method, we report:

   o our interest in the entity as an investment in our Consolidated Balance Sheets, and
   o our percentage share of the earnings from the entity in our Consolidated Statements of Income.

The only time we do not use this method is if we can exercise control over the operations and policies of the company. If we have control, accounting rules require us to use consolidation. We report our investment in Safe Harbor Water Power Corporation under the equity method.

The Cost Method

We usually use the cost method if we hold less than a 20% voting interest in an investment. Under the cost method, we report our investment at cost in our Consolidated Balance Sheets. The only time we do not use this method is when we can exercise significant influence over the operations and policies of the company. If we have significant influence, accounting rules require us to use the equity method.

Regulation of Utility Business

The Maryland Public Service Commission (Maryland PSC) regulates our utility business. Generally, we use the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles.

However, sometimes the Maryland PSC orders an accounting treatment different from that used by nonregulated companies to determine the rates we charge our customers. We discuss this further in Note 5.

Utility Revenues

We record utility revenues in our Consolidated Statements of Income when we provide service to customers.

Fuel and Purchased Energy Costs

We incur costs for:

   o the fuel we use to generate electricity,
   o purchases of electricity from others, and
   o natural gas that we resell.

These costs are shown in our Consolidated Statements of Income as "electric fuel and purchased energy" and "gas purchased for resale." We discuss each of these separately below.

Fuel Used to Generate Electricity and Purchases of Electricity From Others

Under the electric fuel rate clause set by the Maryland PSC, we charge our electric customers for:

   o the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil), and
   o the net cost of purchases and sales of electricity, primarily with other utilities.

We charge the actual costs of these items to customers with no profit to us. To do this, we must keep track of what we spend and what we collect from customers under the fuel rate in a given period. Usually these two amounts are not the same because there is a difference between the time we spend the money and the time we collect it from our customers.

Under the electric fuel rate clause, we defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future. We discuss this further in Note 5.

We calculate the electric fuel rate using three factors:

   o the mix of generating plants we used over the last 24 months,
   o the latest three-month average fuel cost for each generating unit, and
   o the net cost of purchases and sales of electricity, primarily with other utilities, over the last 24 months.

We may change the fuel rate only if the calculated rate is more than 5% above or below the rate in effect. The fuel rate is affected most by the amount of electricity generated at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) because the cost of nuclear fuel is cheaper than coal, gas, or oil.


46                           Baltimore Gas and Electric Company and Subsidiaries

We also report two other items as "electric fuel and purchased energy" in our Consolidated Statements of Income:

   o amortization of nuclear fuel (described under "Utility Plant" later in this note). We amortize nuclear fuel based on the energy produced over the life of the fuel. We pay quarterly fees to the Department of Energy for the future disposal of spent nuclear fuel, and accrue these fees based on the kilowatt-hours of electricity sold. We bill our customers for nuclear fuel as described earlier in this note.
   o amortization of deferred costs of decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. We discuss these costs further in Note 5.

Extended outages at Calvert Cliffs drive up fuel costs and may result in fuel rate proceedings before the Maryland PSC. In these proceedings, the Maryland PSC would consider whether any portion of the extra fuel costs should be paid by BGE instead of passed on to customers. We discuss the financial impact of past extended outages in Note 12.

Natural Gas

We charge our gas customers for the natural gas they consume using "gas cost adjustment clauses" set by the Maryland PSC. These clauses operate the same as the electric fuel rate clause described earlier in this note. However, effective October 1996, the Maryland PSC approved a modification of the gas cost adjustment clauses to provide a market based rates incentive mechanism. Under market based rates our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between BGE (which benefits shareholders) and customers.

Risk Management

We engage in risk management activities in our gas business and in our diversified businesses. We separately describe these activities for each business below.

Gas Business

In 1996, we began using basis swaps in the winter months (November through March) to hedge price risk associated with natural gas purchases. Under internal guidelines, we are not permitted to try to predict market changes.

We defer, as unrealized gains or losses, the net amount we owe (unrealized losses) or are due (unrealized gains) under the swaps in our Consolidated Balance Sheets. At December 31, 1997, we had outstanding basis swap agreements covering 15.4 million decatherms of natural gas purchases through March 1998. We had unrealized gains of $1.0 million related to the outstanding agreements. When amounts are paid under the agreements, we report the payments as gas costs in our Consolidated Statements of Income.

Diversified Businesses

Our subsidiary, Constellation Power Source, engages in power marketing activities, which include trading electricity, other energy commodities, and related derivatives (such as forwards, options, and swaps). Constellation Power Source reports trading activities using the mark-to-market method of accounting.

Under the mark-to-market method of accounting, we report:

   o commodity positions and derivatives at fair value in our Consolidated Balance Sheets, and
   o changes in fair value as diversified business revenues in our Consolidated Statements of Income.

At December 31, 1997, Constellation Power Source had derivative assets with a fair value of about $9.4 million and derivative liabilities with a fair value of about $8.6 million.

Market Risk

We measure our exposure to market risk at any point in time by comparing our open positions to a market estimate of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including:

   o closing exchange prices,     o time value of money, and
   o over-the-counter prices,     o volatility factors.

At December 31, 1997, our exposure to market risk was not material.

Taxes

We summarize our income taxes in the Consolidated Statements of Income Taxes on page 45. As you read this section, it may be helpful to refer to those statements.

Income Tax Expense

We have two categories of income taxes in our Consolidated Statements of Income--current and deferred. We describe each of these below.

Our current income tax expense consists solely of regular tax less applicable tax credits. Our 1996 and 1995 current income tax expense amounts include alternative minimum tax credits of $30 million in 1996 and $40 million in 1995. The alternative minimum tax can be carried forward indefinitely and used as tax credits in years when our regular tax liability exceeds the alternative minimum tax liability. We do not have any remaining alternative minimum tax credits.

Our deferred income tax expense is equal to the changes in the deferred income tax liability and regulatory asset (described later in this note) during the year, excluding amounts charged or credited to common shareholders' equity.

Investment Tax Credits

We have also deferred the investment tax credit associated with our regulated utility business in our Consolidated Balance Sheets as a regulatory liability. The regulatory liability is amortized evenly to income over the life of each property. We discuss this further in Note 5. We reduce income tax expense in our Consolidated Statements of Income for the investment tax credit and other tax credits associated with our nonregulated diversified businesses, other than leveraged leases.

Deferred Income Tax Assets and Liabilities

We must report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of the differences in these items are reported as deferred income tax assets or liabilities in our Consolidated Balance Sheets. We measure the assets and liabilities using income tax rates that are currently in effect.



Baltimore Gas and Electric Company and Subsidiaries                           47

A portion of our total deferred income tax liability relates to our utility business, but has not been reflected in the rates we charge our customers. We refer to this portion of the liability as "income taxes recoverable through future rates." We have recorded that portion of the liability as a regulatory asset in our Consolidated Balance Sheets. We discuss this further in Note 5.

Franchise Taxes

We pay Maryland public service company franchise tax instead of state income tax on our utility revenue from sales in Maryland. We include the franchise tax in "taxes other than income taxes" in our Consolidated Statements of Income.

Inventory

We report the majority of our fuel stocks and materials and supplies at average cost.

Evaluation of Assets for Impairment

Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, applies particular requirements to some of our assets that have long lives (some examples are utility property and equipment, and real estate). We determine if those assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount in our accounting records. We recognize an impairment loss if the undiscounted expected future cash flows are less than the carrying amount of the asset.

REAL ESTATE PROJECTS

In Note 4, we summarize the real estate projects that are in our Consolidated Balance Sheets. The projects consist of the Constellation Holdings Companies' investments in:

   o rental and operating properties, that they are holding for investment, and
   o properties under development, that they are holding for future development and subsequent sale.

The Constellation Holdings Companies include the costs incurred to acquire and develop these properties as part of the costs of the properties. Generally, the Constellation Holdings Companies report these properties at cost, unless the amount invested exceeds the fair value. In these cases, the Constellation Holdings Companies write down the projects to their fair values.

Financial Investments and Trading Securities

In Note 4, we summarize the financial investments that are in our Consolidated Balance Sheets.

Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies particular requirements to some of our investments in debt and equity securities. We report those investments at fair value, and we use specific identification to determine their cost for computing realized gains or losses. We classify these investments as either trading securities or available-for-sale securities, which we describe separately below. We report investments that are not covered by Statement of Financial Accounting Standards No. 115 at their cost.

Trading Securities

The Constellation Holdings Companies classify some of their investments in marketable equity securities and financial limited partnerships as trading securities. We include any unrealized gains or losses on these securities in diversified business revenues in our Consolidated Statements of Income.

Available-for-Sale Securities

We classify our investments in the nuclear decommissioning trust fund as available-for-sale securities. We include any unrealized gains or losses on the trust assets as a change in the decommissioning reserve. We describe the nuclear decommissioning trust and the reserve under the heading "Decommissioning Costs" later in this note.

In addition, the Constellation Holdings Companies classify some of their investments in marketable equity securities as available-for-sale securities. We include any unrealized gains or losses on these securities in shareholders' equity in our Consolidated Balance Sheets. We also include the Constellation Holdings Companies' portion of unrealized gains or losses on securities of equity-method (described earlier in this note) investees in shareholders' equity.

Utility Plant, Depreciation and Amortization, and Decommissioning

Utility Plant

Utility plant is the term we use to describe our utility business property and equipment that is in use, being held for future use, or under construction. We summarize utility plant in our Consolidated Balance Sheets. We report our utility plant at its original cost, which includes:

   o material and labor,
   o contractor costs,
   o construction overhead costs (where applicable), and
   o an allowance for funds used during construction (described later in this note).

We charge retired or otherwise-disposed-of utility plant to accumulated depreciation.

We own an undivided interest in the Keystone and Conemaugh electric generating plants in Western Pennsylvania, as well as in the transmission line that transports the plants' output to the joint owners' service territories. Our ownership interests in these plants are 20.99% in Keystone and 10.56% in Conemaugh. These ownership interests represented a net investment of $152 million at December 31, 1997, and $153 million at December 31, 1996. We report these properties in the same accounts we use for our other utility plant (described above).

Depreciation Expense

Generally, we compute depreciation by applying composite, straight-line rates (approved by the Maryland PSC) to the average investment in classes of depreciable property. We depreciate vehicles based on their estimated useful lives. As a result of the Maryland PSC's November 1995 gas base rate order, we revised our gas utility plant depreciation rates to reflect the results of a detailed depreciation study. The revised rates increased depreciation expense by approximately $2.4 million annually.



48                           Baltimore Gas and Electric Company and Subsidiaries

Our 1995 depreciation expense includes the write-off of expenditures associated with a second combustion turbine at our Perryman site that will not be built. This write-off reduced after-tax earnings during 1995 by $9.7 million, or $.07 per share. The construction of the first 140-megawatt combustion turbine at Perryman was completed, and the unit was placed in service, during June 1995.

Amortization Expense

Amortization is an accounting process of reducing an amount in our Consolidated Balance Sheets evenly over a period of time. When we reduce amounts in our Consolidated Balance Sheets, we increase amortization expense in our Consolidated Statements of Income. An amount is considered fully amortized when it has been reduced to zero.

Decommissioning Costs

We must accumulate a reserve for the costs that we expect to incur in the future to decommission the radioactive portion of Calvert Cliffs. We do this based on a sinking fund methodology. In 1995, the Maryland PSC authorized us to record decommissioning expense based on a facility-specific cost estimate so we can accumulate a decommissioning reserve of $521 million in 1993 dollars by the end of Calvert Cliffs' service life in 2016, adjusted to reflect expected inflation. We have reported the decommissioning reserve in "accumulated depreciation" in our Consolidated Balance Sheets. The total reserve was $201.6 million at December 31, 1997, and $167.5 million at December 31, 1996.

To fund the costs we expect to incur to decommission the plant, we established an external decommissioning trust in accordance with Nuclear Regulatory Commission (NRC) regulations. We report the assets in the trust in "nuclear decommissioning trust fund" in our Consolidated Balance Sheets. The NRC requires utilities to provide financial assurance that they will accumulate sufficient funds to pay for the cost of nuclear decommissioning based upon either a generic NRC formula or a facility-specific decommissioning cost estimate. We use the facility-specific cost estimate (mentioned above) for funding these costs and providing the required financial assurance.

Allowance for Funds Used During Construction and Capitalized Interest

Allowance for Funds Used During Construction (AFC)

We finance construction projects with borrowed funds and equity funds. We are allowed by the Maryland PSC to record the costs of these funds as part of the cost of construction projects in our Consolidated Balance Sheets. We do this through the AFC, which we calculate using a rate authorized by the Maryland PSC. We bill our customers for the AFC plus a return after the utility plant is placed in service.

Prior to November 1995, we used a pre-tax rate of 9.40% to calculate AFC for all of our utility plant. Effective November 1995, the Maryland PSC reduced the pre-tax AFC rates to 9.04% for gas plant and 9.36% for common plant. We continue to use 9.40% for electric plant. We compound AFC annually.

Capitalized Interest

The Constellation Holdings Companies capitalize interest costs incurred to finance real estate developed for internal use and power generation development projects.

Long-Term Debt

We defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) all costs related to the issuance of long-term debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees, and printing costs. We amortize these costs over the life of the debt.

When we incur gains or losses on debt that we retire prior to maturity, we amortize those gains or losses over the remaining original life of the debt.

Cash Flows

For the purpose of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

   o our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,
   o our disclosure of contingent assets and liabilities at the dates of the financial statements, and
   o our reported amounts of revenues and expenses in our Consolidated Statements of Income during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ from these estimates.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.



Baltimore Gas and Electric Company and Subsidiaries                           49

Note 2. Information by Business Segment

--------------------------------------------------------------------------------

We have three business segments: electric, gas, and diversified businesses (subsidiaries). Our electric business generates, purchases, and sells electricity. Our gas business purchases, transports, and sells natural gas. Our diversified businesses are involved in various activities which we describe in
Note 3. We show selected financial information for each of our business segments in the following table.

                                                                                                          Construction  Identifiable
                                    Segment    Intersegment       Total       Income from   Depreciation/ Expenditures    Assets at
                                   Revenues      Revenues       Revenues      Operations    Amortization (Including AFC) December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (IN MILLIONS)
1997--Electric                     $2,191.7        $ 0.3        $2,192.0        $596.8         $286.5         $278.7       $6,204.7
      Gas                             521.6         --             521.6          63.5           39.3           94.5          896.9
      Diversified businesses          594.3         10.3           604.6          63.3           17.1           --          1,595.2
      Other identifiable assets        --           --              --            --             --             --             76.6
      Intercompany eliminations        --          (10.6)          (10.6)         --             --             --             --
                                   --------------------------------------       ------         ------         ------       --------
        Total                      $3,307.6       $ --          $3,307.6        $723.6         $342.9         $373.2       $8,773.4
-----------------------------------======================================       ======         ======         ======       ========

1996--Electric                     $2,208.7        $ 0.3        $2,209.0        $498.0         $279.3         $262.5       $6,222.6
      Gas                             517.3         --             517.3          68.9           37.8           98.0          810.1
      Diversified businesses          427.2          6.8           434.0         102.6           13.1           --          1,400.6
      Other identifiable assets        --           --              --            --             --             --            111.0
      Intercompany eliminations        --           (7.1)           (7.1)         --             --             --             --
                                   --------------------------------------       ------         ------         ------       --------
        Total                      $3,153.2       $ --          $3,153.2        $669.5         $330.2         $360.5       $8,544.3
-----------------------------------======================================       ======         ======         ======       ========

1995--Electric                     $2,229.8       $  1.3        $2,231.1        $574.3         $276.3         $288.5       $6,193.4
      Gas                             400.5         --             400.5          48.1           29.6           77.5          748.5
      Diversified businesses          304.5          6.6           311.1          73.3           11.5           --          1,266.1
      Other identifiable assets        --           --              --            --             --             --             69.6
      Intercompany eliminations        --           (7.9)           (7.9)         --             --             --             --
                                   --------------------------------------       ------         ------         ------       --------
        Total                      $2,934.8       $ --          $2,934.8        $695.7         $317.4         $366.0       $8,277.6
-----------------------------------======================================       ======         ======         ======       ========


Note 3. Information About Our Subsidiaries
--------------------------------------------------------------------------------

Our diversified business subsidiaries are organized in three groups:

   o Our power generation, financial investments, and real estate businesses,
   o Our energy marketing businesses, and
   o Our home products and commercial building systems businesses.

Our Power Generation, Financial Investments, and Real Estate Businesses

We refer to all of these together as the Constellation Holdings Companies. Constellation Holdings, Inc. is a wholly owned subsidiary of BGE and holds all of the stock of the following three subsidiaries:

   o Constellation Power, Inc.--develops, owns, and operates power generation projects,
   o Constellation Investments, Inc.--engages in financial investments, and
   o Constellation Real Estate Group, Inc.--develops, owns, and manages real estate and senior-living facilities.

We show condensed financial information for the Constellation Holdings Companies in the following table. We have not reflected the elimination of intercompany balances or transactions that are eliminated in our consolidated financial statements. We describe this further in Note 1.


                                     1997        1996      1995
-----------------------------------------------------------------
                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income Statements
Revenues
   Real estate projects             $152.7      $80.8     $108.4
   Power generation systems          109.1       93.1       57.7
   Financial investments              51.9       38.9       25.2
                                    -----------------------------
   Total revenues                    313.7      212.8      191.3
Expenses other than interest
   and income taxes                  238.8      113.2      114.4
                                    -----------------------------
Income from operations                74.9       99.6       76.9
Minority interest                     (3.2)      (0.3)      (2.3)
Interest expense                     (56.4)     (45.0)     (46.7)
Capitalized interest                   8.4       14.6       13.6
Income tax expense                   (11.8)     (26.6)     (14.4)
                                    -----------------------------
Net income                          $ 11.9      $42.3     $ 27.1
------------------------------------=============================
Contribution to our earnings
   per share of common stock          $.08       $.29       $.18
------------------------------------=============================

Balance Sheets
Current assets                    $  170.4   $  115.7   $   98.5
Noncurrent assets                  1,190.0    1,189.7    1,102.5
                                  -------------------------------
Total assets                      $1,360.4   $1,305.4   $1,201.0
----------------------------------===============================
Current liabilities               $  181.1   $  134.0   $   70.4
Noncurrent liabilities               837.0      775.2      778.5
Shareholder's equity                 342.3      396.2      352.1
                                  -------------------------------
Total liabilities and
   shareholder's equity           $1,360.4   $1,305.4   $1,201.0
----------------------------------===============================


50                           Baltimore Gas and Electric Company and Subsidiaries

The 1997 income statement includes after-tax write-downs of real estate projects totaling $46 million. We describe these write-downs in the "Real Estate Development and Senior-Living Facilities" section of Management's Discussion and Analysis on page 33.

The 1996 income statement includes a $14.6 million after-tax gain on the sale of a power purchase agreement that was offset by:

   o a $7.0 million after-tax write-off of an investment in two geothermal wholesale power generating projects that sell electricity under California power purchase agreements,
   o a $3.0 million after-tax write-off of development costs for a coal-fired power project, and
   o a $6.2 million after-tax write-off of a portion of an investment in a solar power project.

Our Energy Marketing Businesses

Constellation Energy Solutions, Inc. is a wholly owned subsidiary of BGE and serves as the holding company for our three energy marketing businesses:

   o Constellation Power Source, Inc.--provides power marketing and risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives.
   o Constellation Energy Source, Inc.--provides natural gas brokering and related services for wholesale and retail customers.
   o Constellation Energy Projects & Services, Inc. and Subsidiaries--provides a broad range of customized energy services, including private electric and gas distribution systems, energy consulting, power quality services, and campus and multi-building energy systems.

Our Home Products and Commercial Building Systems Businesses

BGE Home Products & Services, Inc. and subsidiaries:

   o sells and services electric and gas appliances,
   o engages in home improvements, and
   o sells and services heating and air conditioning systems.

Other

Safe Harbor Water Power Corporation is a producer of hydroelectric power. BGE owns two-thirds of Safe Harbor's total capital stock, including one-half of the voting stock, and a two-thirds interest in its retained earnings.

Note 4. Real Estate Projects and Financial Investments
--------------------------------------------------------------------------------

Real Estate Projects

Real estate projects consist of the following investments held by the Constellation Holdings Companies:

AT DECEMBER 31,                        1997               1996
---------------------------------------------------------------
                                             (IN MILLIONS)

Properties under development          $220.8             $286.2
Rental and operating properties
  (net of accumulated depreciation)    225.6              237.7
Other real estate ventures               0.4                1.9
                                      -------------------------
Total real estate projects            $446.8             $525.8
--------------------------------------=========================

Financial Investments

Financial investments consist of the following investments held by the Constellation Holdings Companies:

AT DECEMBER 31,                        1997               1996
--------------------------------------------------------------
                                             (IN MILLIONS)

Insurance companies                  $  88.8            $  76.8
Marketable equity securities            33.3               46.2
Financial limited partnerships          43.6               48.1
Leveraged leases                        30.8               33.3
                                      -------------------------
Total financial investments           $196.5             $204.4
--------------------------------------=========================

Investments Classified as Available-for-Sale

We classify our investments in the nuclear decommissioning trust fund and the Constellation Holdings Companies' marketable equity securities (shown above) as available-for-sale. This means we do not expect to hold them to maturity and we do not consider them trading securities.

We show the fair values, gross unrealized gains and losses, and amortized cost bases for these available-for-sale securities, exclusive of $3.5 million of unrealized net gains on securities of equity-method investees, in the following tables.

                               Amortized   Unrealized  Unrealized  Fair
AT DECEMBER 31, 1997           Cost Basis    Gains       Losses    Value
-----------------------------------------------------------------------
                                          (IN MILLIONS)
Marketable Equity Securities    $ 77.3      $12.0      $(0.5)   $  88.8
U.S. Government agency            14.9        0.2        --        15.1
State municipal bonds             65.5        2.2        --        67.7
                                ---------------------------------------
Totals                          $157.7      $14.4      $(0.5)    $171.6
--------------------------------=======================================

                               Amortized   Unrealized  Unrealized  Fair
AT DECEMBER 31, 1996           Cost Basis    Gains       Losses    Value
-----------------------------------------------------------------------
                                          (IN MILLIONS)
Marketable Equity Securities    $ 52.5     $  8.0      $(0.1)    $ 60.4
U.S. Government agency            18.1        0.3        --        18.4
State municipal bonds             73.6        2.2       (0.1)      75.7
                                ---------------------------------------
Totals                          $144.2      $10.5      $(0.2)    $154.5
--------------------------------=======================================

Gross and net realized gains and losses on available-for-sale securities were as follows:

                                1997           1996         1995
------------------------------------------------------------------
                                          (IN MILLIONS)
Gross realized gains            $9.3           $4.3          $5.5
Gross realized losses           (0.6)          (0.2)         (2.5)
                                ----------------------------------
Net realized gains              $8.7           $4.1          $3.0
--------------------------------==================================

The U.S. Government agency obligations and state municipal bonds (shown above) mature on the following schedule:

AT DECEMBER 31, 1997                                     AMOUNT
---------------------------------------------------------------
                                                  (IN MILLIONS)
Less than 1 year                                         $ 1.0
1-5 years                                                 24.1
5-10 years                                                51.8
More than 10 years                                         5.9
                                                         -----
Total maturities of debt securities                      $82.8
---------------------------------------------------------=====


Baltimore Gas and Electric Company and Subsidiaries                           51

Note 5. Regulatory Assets (net)
--------------------------------------------------------------------------------

As discussed in Note 1, the Maryland PSC regulates our utility business. Generally, we use the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles. However, sometimes the Maryland PSC orders an accounting treatment different from that used by nonregulated companies to determine the rates we charge our customers. When this happens, we must defer certain utility expenses and income in our Consolidated Balance Sheets as regulatory assets and liabilities. We then record them in our Consolidated Statements of Income (using amortization) when we include them in the rates we charge our customers.

We have recorded these regulatory assets and liabilities in our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. If we were required to terminate application of that statement for all of our regulated operations, we would have to record the amounts of all regulatory assets and liabilities in our Consolidated Statements of Income at that time. This means our earnings would be reduced by the total net amount in the table below, net of applicable income taxes.

We summarize our regulatory assets and liabilities in the following table, and we discuss each of them separately below.

AT DECEMBER 31,                                    1997      1996
------------------------------------------------------------------
                                                    (IN MILLIONS)
Income taxes recoverable through future rates     $256.5   $264.5
Deferred postretirement and
   postemployment benefit costs                     96.4     89.2
Deferred nuclear expenditures                       77.7     82.1
Deferred energy conservation expenditures           55.8     46.7
Deferred costs of decommissioning
   federal uranium enrichment facilities            42.4     46.0
Deferred environmental costs                        38.8     47.7
Deferred termination benefit costs                  21.0     41.1
Deferred fuel costs                                  4.4     22.7
Deferred investment tax credits                   (126.6)  (133.9)
Other                                                4.3      6.2
                                                  ----------------
Total regulatory assets (net)                     $470.7   $512.3
--------------------------------------------------================

Income Taxes Recoverable Through Future Rates

As described in Note 1, income taxes recoverable through future rates are the portion of our deferred income tax liability that is applicable to our utility business, but has not been reflected in the rates we charge our customers. These income taxes represent the tax effect of temporary differences in depreciation and the allowance for equity funds used during construction, offset by differences in deferred tax rates and deferred taxes on deferred investment tax credits (discussed later in this note). We amortize these amounts as the temporary differences reverse.

Deferred Postretirement and Postemployment Benefit Costs

Deferred postretirement and postemployment benefit costs are the costs we recorded under Statements of Financial Accounting Standards No. 106 (for postretirement benefits) and No. 112 (for postemployment benefits) in excess of the costs we included in the rates we charge our customers. We will amortize these costs over a 15-year period beginning in 1998. We discuss these costs further in Note 6.

Deferred Nuclear Expenditures

Deferred nuclear expenditures are the net unamortized balance of certain operations and maintenance costs at Calvert Cliffs. These expenditures consist of:

   o costs incurred from 1979 through 1982 for inspecting and repairing seismic pipe supports,
   o expenditures incurred from 1989 through 1994 associated with nonrecurring phases of certain nuclear operations projects, and
   o expenditures incurred during 1990 for investigating leaks in the pressurizer heater sleeves.

We are amortizing these costs over the remaining life of the plant in accordance with the Maryland PSC's orders.

Deferred Energy Conservation Expenditures

Deferred energy conservation expenditures include two components:

   o operations costs (labor, materials, and indirect costs) associated with energy conservation programs approved by the Maryland PSC, which we are amortizing over five years in accordance with the Maryland PSC's orders, and
   o revenues we collected from customers in 1996 in excess of our profit limit under the energy conservation surcharge.

The Maryland PSC allows us to collect from customers money spent on conservation programs under an "energy conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year, we have exceeded our allowed profit, we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest.

During 1996, we exceeded our profit limit under the energy conservation surcharge. As a result, we deferred $28.5 million of our 1996 revenue from surcharge billings as a regulatory liability. To correct the overage, we lowered the surcharge on our customers' bills from July 1997 to June 1998.

Deferred Costs of Decommissioning Federal Uranium Enrichment Facilities

Deferred costs of decommissioning federal uranium enrichment facilities are the unamortized portion of our required contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. We are required, along with other domestic utilities, by the Energy Policy Act of 1992 to make contributions to the fund. The contributions are generally payable over 15 years with escalation for inflation and are based upon the proportionate amount of uranium enriched by the Department of Energy for each utility. We are amortizing these costs over the contribution period as a cost of fuel. We also discuss this in Note 1.

Deferred Environmental Costs

Deferred environmental costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss this further in Note 12. We are amortizing $21.6 million of these costs (the amount we had incurred through October 1995) over a 10-year period in accordance with the Maryland PSC's November 1995 order.



52                           Baltimore Gas and Electric Company and Subsidiaries

Deferred Termination Benefits

Deferred termination benefit costs are the net unamortized balance of the cost of certain termination benefits offered to employees of our regulated utility operations. We describe these termination benefits further in Note 7. We are amortizing these costs over a five-year period in accordance with the Maryland PSC's orders.

Deferred Fuel Costs

As described in Note 1, deferred fuel costs are the difference between our actual costs of electric fuel, net purchases and sales of electricity, and natural gas and our fuel rate revenues collected from customers. We reduce deferred fuel costs as we collect them from customers.

We show our deferred fuel costs in the following table.

AT DECEMBER 31,                               1997          1996
------------------------------------------------------------------
                                                 (IN MILLIONS)
Electric deferred fuel costs
   Costs deferred (over-recovered)           $(19.0)       $113.2
   Disallowed replacement
     energy costs (see Note 12)                --          (118.0)
                                             ---------------------
Net electric deferred (over-
   recovered) fuel costs                      (19.0)         (4.8)
Gas deferred fuel costs                        23.4          27.5
                                             ---------------------
Total deferred fuel costs                    $  4.4        $ 22.7
---------------------------------------------=====================

Deferred Investment Tax Credits

As described in Note 1, deferred investment tax credits are investment tax credits associated with our regulated utility business. Under federal income tax regulations, we do not deduct deferred investment tax credits from rate base.

Note 6. Pension, Postretirement, Other Postemployment, and Employee Savings Plan Benefits
--------------------------------------------------------------------------------

We offer pension, postretirement, other postemployment, and employee savings plan benefits. We describe each of these separately below.

Pension Benefits

We sponsor several defined benefit pension plans for our employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. Our largest plan covers nearly all BGE employees and certain employees of our subsidiaries. Our other plans, which are not material in amount, provide supplemental benefits to certain key employees. Our employees do not contribute to these plans. Generally, we calculate the benefits under these plans based on age, years of service, and pay.

Sometimes we amend the plans retroactively. These retroactive plan amendments require us to recalculate benefits related to participants' past service. We amortize the change in the benefit costs from these plan amendments on a straight-line basis over the average remaining service period of active employees. We fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. We calculate the amount of funding using an actuarial method called the projected unit credit cost method. The assets in all of the plans at December 31, 1997 were mostly marketable equity and fixed income securities, and group annuity contracts.

We show the funded status of all of the plans in the following table.

AT DECEMBER 31,                                   1997      1996
------------------------------------------------------------------
                                                   (IN MILLIONS)
Vested benefit obligation                       $ 702.0    $695.6
Nonvested benefit obligation                       40.0      18.0
                                                ------------------
Accumulated benefit obligation                    742.0     713.6
Projected benefits related to
   increase in future compensation levels         160.0     132.7
                                                ------------------
Projected benefit obligation                      902.0     846.3
Plan assets at fair value                        (912.3)   (792.5)
                                                ------------------
Projected benefit obligation less plan assets     (10.3)     53.8
Unrecognized prior service cost                   (19.4)    (21.9)
Unrecognized net loss                             (84.2)   (117.2)
Unamortized net asset from
   adoption of FASB Statement No. 87                0.9       0.8
                                                ------------------
Accrued pension asset                           $(113.0)  $ (84.5)
------------------------------------------------==================

We show the components of total net pension cost in the following table. We do not include the cost of termination benefits described in Note 7 in net pension cost.

YEAR ENDED DECEMBER 31,               1997       1996        1995
------------------------------------------------------------------
                                            (IN MILLIONS)
Service cost-benefits
   earned during the period          $16.8      $16.1       $11.4
Interest cost on projected
   benefit obligation                 61.3       59.9        58.4
Actual return on plan assets        (130.0)     (57.7)     (150.5)
Net amortization and deferral         70.0        2.1        94.7
                                    ------------------------------
Total net pension cost                18.1       20.4        14.0
Amount capitalized as
   construction cost                  (2.5)      (2.4)       (1.4)
                                    ------------------------------
Total net pension cost
   charged to expense                $15.6      $18.0       $12.6
------------------------------------==============================

Postretirement Benefits

We sponsor defined benefit postretirement health care and life insurance plans which cover nearly all BGE employees and certain employees of our subsidiaries. Generally, we calculate the benefits under these plans based on age, years of service, and pension benefit levels. We do not fund these plans.

For nearly all of the health care plans, retirees make contributions to cover a portion of the plan costs. Contributions for employees who retire after June 30, 1992 are calculated based on age and years of service. The amount of retiree contributions increase based on expected increases in medical costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs.

Effective January 1, 1993, we adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The adoption of that statement caused:

   o a transition obligation, which we are amortizing over 20 years, and
   o an increase in annual postretirement benefit costs, which we discuss later in this note.


Baltimore Gas and Electric Company and Subsidiaries                           53

For our diversified businesses, we expense all postretirement benefit costs. For our regulated utility business, we accounted for the increase in annual postretirement benefit costs under two Maryland PSC rate orders:

   o In an April 1993 rate order, the Maryland PSC allowed us to expense one-half and defer, as a regulatory asset (see Note 5), the other half of the increase in annual postretirement benefit costs related to our utility business.
   o In a November 1995 rate order, the Maryland PSC allowed us to expense all of the increase in annual postretirement benefit costs related to our gas business.

Beginning in 1998, the Maryland PSC authorized us to:

   o expense all of the increase in annual postretirement benefit costs related to our electric business, and
   o amortize the regulatory asset for postretirement benefit costs related to our utility business over 15 years.

The Maryland PSC authorized us to reflect these changes in our current electric base rates and will adjust our gas base rates to recover the higher costs that will be recognized in 1998.

Our treatment of the increase in annual postretirement benefit costs meets guidelines established by the Emerging Issues Task Force of the Financial Accounting Standards Board for deferring postretirement benefit costs as a regulatory asset.

We show the components of the accumulated postretirement benefit obligation and a reconciliation of these amounts to the accrued postretirement benefit liability in the following table.

AT DECEMBER 31,                        1997              1996
-------------------------------------------------------------------
                                  Health   Life    Health   Life
                                   Care  Insurance  Care  Insurance
-------------------------------------------------------------------
                                            (IN MILLIONS)
Accumulated postretirement
   benefit obligation:
     Retirees                     $164.5   $47.3   $163.9   $45.5
     Active employees               87.7    20.8     82.4    19.3
                                  ---------------------------------
Total accumulated post-
   retirement benefit obligation   252.2    68.1    246.3    64.8
Unrecognized transition
   obligation                     (132.2)  (38.4)  (141.1)  (41.0)
Unrecognized net loss               (3.8)   (7.1)    (7.4)   (5.7)
                                  ---------------------------------
Accrued postretirement
   benefit liability              $116.2   $22.6   $ 97.8   $18.1
----------------------------------=================================

We show the components of net postretirement benefit cost in the following table. We do not include the cost of termination benefits described in Note 7 in net postretirement benefit cost.

YEAR ENDED DECEMBER 31,                   1997      1996     1995
------------------------------------------------------------------
                                               (IN MILLIONS)
Service cost--benefits earned
   during the period                     $  5.4    $ 5.5   $  3.9
Interest cost on accumulated post
   retirement benefit obligation           21.8     21.9     21.2
Amortization of transition obligation      11.4     11.4     11.4
Net amortization and deferral               0.1      0.2     (0.1)
                                         -------------------------
Total net postretirement benefit cost      38.7     39.0     36.4
Amount capitalized
   as construction cost                    (7.6)    (6.2)    (5.3)
Amount deferred                            (7.2)    (7.4)    (8.0)
                                         -------------------------
Total net postretirement benefit
  cost charged to expense                 $23.9    $25.4    $23.1
------------------------------------------========================

Other Postemployment Benefits

We provide the following postemployment benefits:

   o health and life insurance benefits to our employees and certain employees of our subsidiaries who are found to be disabled under our Disability Insurance Plan, and
   o income replacement payments for employees found to be disabled before November 1995 (payments for employees found to be disabled after that date are paid by an insurance company, and the cost is paid by employees).

The liability for these benefits totaled $45.4 million as of December 31, 1997 and $50.8 million as of December 31, 1996.

Effective December 31, 1993, we adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. The portion of the liability attributable to regulated activities as of December 31, 1993 was deferred as a regulatory asset (see Note 5), consistent with the Maryland PSC's orders for postretirement benefits (described earlier in this note). We will amortize the regulatory asset over 15 years beginning in 1998. The Maryland PSC authorized us to reflect this change in our current electric base rates and will adjust our gas base rates to recover the higher costs that will be recognized in 1998.

Assumptions

We made the assumptions below to calculate the pension, postretirement, and other postemployment benefit liabilities.

AT DECEMBER 31,                                  1997        1996
-----------------------------------------------------------------
Discount rate
   Pension and postretirement benefits           7.25%       7.5%
   Other postemployment benefits                 6.0         6.0
Average increase in
   future compensation levels                    4.0         4.0
Expected long-term rate of
   return on assets                              9.0         9.0

We assumed the health care inflation rates to be:

   o in 1997, 6.0% for both Medicare-eligible retirees and retirees not covered by Medicare, and
   o in 1998, 8.0% for Medicare-eligible retirees and 9.5% for retirees not covered by Medicare.

After 1998, we assumed both rates will decrease by 0.5% annually to a rate of 5.5% in the years 2003 and 2006. A one-percent increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $40 million as of December 31, 1997 and would increase the combined service and interest costs of the postretirement benefit cost by approximately $4 million annually.

Employee Savings Plan Benefits

We also sponsor a defined contribution savings plan that is offered to all eligible BGE employees and certain employees of our subsidiaries. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Under this plan, we make matching contributions to participant accounts. We made matching contributions to this plan of:

   o $8.5 million in 1997,
   o $9.4 million in 1996, and
   o $8.5 million in 1995.



54                           Baltimore Gas and Electric Company and Subsidiaries

Note 7. Termination Benefits
--------------------------------------------------------------------------------

Termination Benefits Offered in 1992

We offered a Voluntary Special Early Retirement Program to eligible employees who retired from February 1, 1992 through April 1, 1992. The termination benefits of this program cost $6.6 million and consisted mostly of an enhanced pension benefit. We are amortizing the cost of these benefits over a five-year period in accordance with the Maryland PSC's April 1993 order.

Termination Benefits Offered in 1993

We offered a second Voluntary Special Early Retirement Program to eligible employees who retired as of February 1, 1994. The termination benefits of this program consisted mostly of enhanced pension and postretirement benefits. As part of this program, we accomplished further employee reductions by eliminating positions, and offering additional benefits to employees affected by the eliminations. We deferred $88.3 million of the costs of this program that were attributable to regulated activities. We are amortizing these costs over a five-year period, consistent with the Maryland PSC's previous orders.

Note 8. Short-Term Borrowings
--------------------------------------------------------------------------------

SUMMARY OF SHORT-TERM BORROWINGS

Our short-term borrowings include bank loans, commercial paper notes, and bank lines of credit. Short-term borrowings mature within one year from the date of the financial statements. We pay commitment fees to banks for providing us lines of credit. When we borrow under the lines of credit, we pay market interest rates.

We summarize our short-term borrowings in the following table.

AT DECEMBER 31,                           1997           1996
---------------------------------------------------------------
                                              (IN MILLIONS)
BGE's bank loans                          $   --        $   8.8
BGE's commercial paper notes               316.1          324.4
                                         ----------------------
Total short-term borrowings               $316.1         $333.2
------------------------------------------=====================

We had unused bank lines of credit supporting our commercial paper notes of $231 million at December 31, 1997 and $203 million at December 31, 1996. These amounts do not include unused revolving credit agreements of $100 million at December 31, 1997 and $150 million at December 31, 1996 that are discussed in
Note 9.

Weighted-Average Interest Rates

Our weighted average effective interest rates for short-term borrowings were as follows:

YEAR ENDED DECEMBER 31,                        1997          1996
------------------------------------------------------------------
Bank loans                                     5.00%         4.93%
Commercial Paper Notes                         5.66          5.53

Note 9. Long-Term Debt
--------------------------------------------------------------------------------

Long-term debt matures more than one year from the date of the financial statements. We summarize our long-term debt in the Consolidated Statements of Capitalization on page 43. As you read this section, it may be helpful to refer to those statements. We discuss BGE's, the Constellation Holdings Companies', and other diversified businesses' long-term debt separately below.

BGE's Long-Term Debt

BGE's First Refunding Mortgage Bonds

BGE's first refunding mortgage bonds are secured by a mortgage lien on nearly all of our assets, including all utility properties and franchises and our subsidiary capital stock. Our subsidiary capital stock pledged under the mortgage includes that of:

   o Constellation Holdings, Inc.,
   o Constellation Energy Solutions, Inc.,
   o BGE Home Products & Services, Inc., and
   o Safe Harbor Water Power Corporation.

BGE is required to make an annual sinking fund payment each August 1 to the mortgage trustee. The amount of the payment is equal to 1% of the highest principal amount of bonds outstanding during the preceding 12 months. The trustee uses these funds to retire bonds from any series through repurchases or calls for early redemption. However, the trustee cannot call the following bonds for early redemption:

   o 5 1/2% Installment Series, due 2002    o 6 1/2% Series, due 2003
   o 8.40% Series, due 1999                 o 6 1/8% Series, due 2003
   o 5 1/2% Series, due 2000                o 5 1/2% Series, due 2004
   o 8 3/8% Series, due 2001                o 7 1/2% Series, due 2007
   o 7 1/4% Series, due 2002                o 6 5/8% Series, due 2008

We must pay principal on the 5 1/2% Installment Series as follows:

YEAR
---------------------------------------------------------------
                                                  (IN MILLIONS)
1998 and 1999                                             $ 0.7
2000 and 2001                                               0.9
2002                                                        6.7

Holders of the Remarketed Floating Rate Series Due September 1, 2006 have the option to require BGE to repurchase their bonds at face value on September 1 of each year. BGE is required to repurchase and retire at par any bonds that are not remarketed or purchased by the remarketing agent. BGE also has the option to redeem all or some of these bonds at face value each September 1.

BGE's Other Long-Term Debt

BGE has $100 million of revolving credit agreements with several banks that are available through 2000. At December 31, 1997, BGE had no outstanding borrowings under these agreements. These banks charge us commitment fees based on the daily average of the unborrowed amount, and we pay market interest rates on any borrowings. These agreements also serve as back-up credit support for BGE's commercial paper notes, as described in Note 8.


Baltimore Gas and Electric Company and Subsidiaries                           55

We show the weighted-average interest rates and maturity dates for BGE's fixed-rate medium-term notes outstanding at December 31, 1997 in the following table.

                       Weighted-Average
Series                   Interest Rate           Maturity Dates
---------------------------------------------------------------
B                            8.43%                  1998-2006
C                            7.15%                  1998-2003
D                            6.36%                  1998-2006
E                            6.70%                  2006-2012

Some of the medium-term notes include a "put option." These put options allow the holders to sell their notes back to BGE on the put option dates at a price equal to 100% of the principal amount. The following is a summary of medium-term notes with put options.

Series E Notes             Principal         Put Option Dates
--------------------------------------------------------------
                         (IN MILLIONS)
6.75%, due 2012              $60.0          June 2002 and 2007
6.75%, due 2012              $25.0          June 2004 and 2007
6.73%, due 2012              $25.0          June 2004 and 2007

Constellation Holdings Companies' Long-Term Debt

Revolving Credit Agreement

The Constellation Holdings Companies have a $75 million unsecured revolving credit agreement that matures December 9, 1999, which they use to provide liquidity for general corporate purposes. The Constellation Holdings Companies pay a commitment fee based on the daily average of the unborrowed portion of the commitment. At December 31, 1997, the Constellation Holdings Companies had no outstanding borrowings under this agreement.

Mortgage and Construction Loans

The Constellation Holdings Companies' mortgage and construction loans and other collateralized notes have varying terms. The following mortgage notes require monthly principal and interest payments:

   o 7.90%, due in 2000            o 7.357%, due in 2009
   o 8.00%, due in 2001            o 9.65%, due in 2028
   o 7.50%, due in 2005

The 8.00% mortgage note due in 2003 requires interest payments until maturity. The variable rate mortgage notes require periodic payment of principal and interest. The 8.00% mortgage note due in 2033, requires interest payments initially then monthly principal and interest payments.

Unsecured Notes

The unsecured notes mature on the following schedule:

                                                         Amount
---------------------------------------------------------------
                                                  (IN MILLIONS)
7.05%, due April 22, 1998                               $  25.0
7.06%, due September 9, 1998                               20.0
8.48%, due October 15, 1998                                75.0
7.30%, due April 22, 1999                                  90.0
8.73%, due October 15, 1999                                15.0
7.125%, due March 13, 2000                                 15.0
7.55%, due April 22, 2000                                  35.0
7.50%, due May 5, 2000                                    139.0
7.43%, due September 9, 2000                               30.0
7.66%, due May 5, 2001                                    135.0
8.00%, due December 31, 2000                                0.1
                                                        -------
Total unsecured notes at December 31, 1997               $579.1
---------------------------------------------------------======

Other Diversified Businesses' Long-Term Debt

ComfortLink, a general partnership in which BGE is a partner, has a $50 million unsecured revolving credit agreement that matures September 26, 2001. Under the terms of the agreement, ComfortLink has the option to obtain loans at various rates for terms up to nine months. ComfortLink pays a facility fee on the total amount of the commitment. At December 31, 1997, ComfortLink had $22 million outstanding under this agreement.

Constellation Energy Source has a $10 million revolving credit agreement that matures February 1, 2000. At December 31, 1997, Constellation Energy Source had no outstanding borrowings under this agreement.

Maturities of Long-Term Debt

All of our long-term borrowings mature on the following schedule (includes sinking fund requirements):

                                            Diversified
YEAR                       BGE               Businesses
-------------------------------------------------------
                                 (IN MILLIONS)
1998                    $   93.6                 $155.3
1999                       334.5                  131.9
2000                       253.8                  244.5
2001                       198.6                  185.0
2002                       156.2                    2.8
Thereafter               1,455.4                   39.9
                        -------------------------------
Total long-term debt
  at December 31, 1997  $2,492.1                 $759.4
------------------------===============================

At December 31, 1997, BGE had long-term loans totaling $255 million that mature after 2002 that lenders could potentially require us to repay early. Of this amount, $145 million could potentially be repaid in 1998, $60 million could be repaid in 2002, and $50 million could be repaid thereafter. We have the ability and intent to refinance such debt by issuing medium-term notes or by borrowing under our revolving credit agreements, if necessary.

Weighted Average Interest Rates for Variable Rate Debt

Our weighted average interest rates for variable rate debt were:

YEAR ENDED DECEMBER 31,                           1997       1996
-----------------------------------------------------------------

BGE
   Floating rate series mortgage bonds            6.11%      5.87%
   Remarketed floating rate
     series mortgage bonds                        5.75       5.63
   Medium-term notes, series D                    5.78         --
   Pollution control loan                         3.63       3.49
   Port facilities loan                           3.71       3.59
   Adjustable rate pollution control loan         3.90       3.90
   Economic development loan                      3.69       3.57
   Variable rate pollution control loan           3.73         --

CONSTELLATION HOLDINGS COMPANIES
   Loans under credit agreement                   5.99       6.08
   Mortgage and construction loans
     and other collateralized notes               8.10       8.33

OTHER DIVERSIFIED BUSINESSES
   Loans under credit agreement                   6.04       6.13



56                           Baltimore Gas and Electric Company and Subsidiaries

Note 10. Redeemable Preference Stock
--------------------------------------------------------------------------------

PRIORITY

For the payment of dividends and in the event of liquidation of BGE, we rank preference stock prior to common stock. We rank all preference stock equally.

Sinking Fund Redemptions

Required Sinking Fund Redemptions

Some of our preference stock issues have annual sinking fund requirements. Under those requirements, we must redeem some of our preference stock at $100 per share annually. We summarize the redemptions required in the following table.

                                                     Beginning
Series                                Shares           Year
--------------------------------------------------------------
7.50%, 1986 Series                    15,000           1992
6.75%, 1987 Series                    15,000           1993
8.625%, 1990 Series                  130,000           1996
7.85%, 1991 Series                    70,000           1997

The following table summarizes the annual required redemptions of all redeemable preference stock.

YEAR
--------------------------------------
                         (IN MILLIONS)

1998                            $ 23.0
1999                              10.0
2000                              10.0
2001                               3.0
2002                               3.0
Thereafter                        64.0
                                ------
Total required redemptions      $113.0
--------------------------------======

Optional Sinking Fund Redemptions

For each series, we have the option to redeem shares in addition to the annual sinking fund requirements. Each year, we may redeem an amount up to the required annual number of sinking fund shares at $100 per share.

Other Redemptions

We also have the option to fully redeem the 7.50%, 1986 Series, and the 6.75%, 1987 Series, at the prices shown in the Consolidated Statements of Capitalization on page 44.

Note 11. Leases
--------------------------------------------------------------------------------

There are two types of leases--operating and capital. Capital leases qualify as sales or purchases of property and are reported in the Consolidated Balance Sheets. All other leases are operating leases and are reported in the Consolidated Statements of Income. We present information about our operating leases below.

Outgoing Lease Payments

We, as lessee, lease some facilities and equipment used in our business. The lease agreements expire on various dates and have various renewal options. We expense all lease payments associated with our regulated utility operations.

Lease expense was:

   o $9.5 million in 1997,
   o $11.6 million in 1996, and
   o $12.2 million in 1995.

At December 31, 1997, we owed future minimum payments for long-term noncancelable operating leases as follows:

YEAR
--------------------------------------------------
                                     (IN MILLIONS)
1998                                         $ 5.9
1999                                           3.6
2000                                           3.3
2001                                           2.8
2002                                           2.3
Thereafter                                     5.6
                                             -----
Total future minimum lease payments          $23.5
---------------------------------------------=====

Incoming Lease Rentals

Some Constellation Holdings Companies, as landlords, lease office and retail space to others. These operating leases expire over periods ranging from one to 20 years, and have options to renew. At December 31, 1997, the Constellation Holdings Companies had property under operating leases with a net book value of $184.9 million.

At December 31, 1997, tenants owed the Constellation Holdings Companies future minimum rentals under operating leases as follows:

YEAR
---------------------------------------------------
                                      (IN MILLIONS)
1998                                         $ 17.9
1999                                           18.1
2000                                           17.7
2001                                           16.2
2002                                           14.6
Thereafter                                     63.1
                                             ------
Total future minimum lease rentals           $147.6
---------------------------------------------======




Baltimore Gas and Electric Company and Subsidiaries                           57

Note 12. Commitments, Guarantees, and Contingencies
--------------------------------------------------------------------------------

Commitments

We have made substantial commitments in connection with our utility construction program for future years. In addition, we have entered into three long-term contracts for the purchase of electric generating capacity and energy. The contracts expire in 2001, 2013, and 2023. We made payments under these contracts of:

   o $65.6 million in 1997,
   o $64.1 million in 1996, and
   o $68.4 million in 1995.

At December 31, 1997, we estimate our future payments for capacity and energy that we are obligated to buy under these contracts to be:

YEAR
---------------------------------------------------------------
                                                  (IN MILLIONS)
1998                                                   $   81.4
1999                                                       92.2
2000                                                       92.8
2001                                                       63.2
2002                                                       42.1
Thereafter                                                765.3
                                                       --------
Total estimated future payments for
   capacity and energy under long-term contracts       $1,137.0
-------------------------------------------------------========

Some Constellation Holdings Companies have committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At December 31, 1997, the total amount of investment requirements committed to by the Constellation Holdings Companies was $35 million.

In December, 1994, BGE and BGE Home Products & Services entered into agreements with a financial institution to sell on an ongoing basis an undivided interest in a designated pool of customer receivables. Under the agreements, BGE can sell up to a total of $40 million, and BGE Home Products & Services can sell up to a total of $50 million. Under the terms of the agreements, the buyer of the receivables has limited recourse against BGE and has no recourse against BGE Home Products & Services. BGE and BGE Home Products & Services have recorded a reserve for credit losses. At December 31, 1997, BGE had sold $35 million and BGE Home Products & Services had sold $47 million of receivables under these agreements.

Guarantees

BGE guarantees two-thirds of certain debt of Safe Harbor Water Power Corporation. The maximum amount of our guarantee is $23 million. At December 31, 1997, Safe Harbor Water Power Corporation had outstanding debt of $30 million, of which $20 million is guaranteed by BGE.

BGE also issued an $11 million guaranty for debt under the revolving credit agreement of Constellation Energy Source. At December 31, 1997, Constellation Energy Source had no outstanding borrowings under this agreement.

At December 31, 1997, the Constellation Holdings Companies had guaranteed outstanding loans and letters of credit of certain power generation and real estate projects totaling $46 million. Also, the Constellation Holdings Companies guarantee certain other borrowings of various power generation and real estate projects.

We assess the risk of material loss from these guarantees to be minimal.

Termination of Proposed Merger With
Potomac Electric Power Company

As previously disclosed, in September 1995 we signed an agreement with Potomac Electric Power Company to merge together into a new company, Constellation Energy Corporation, after all necessary regulatory approvals were received. In December 1997, both companies mutually terminated the merger agreement. Accordingly, in 1997, we wrote off $57.9 million of costs related to the merger. We have reported the write-off as "write-off of merger costs" in our Consolidated Statements of Income. This write-off reduced after-tax earnings by $37.5 million.

Environmental Matters

Clean Air

The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

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

Waste Disposal

The Environmental Protection Agency and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites. We can, however, estimate that our 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia) could be approximately $7 million higher than amounts we have recorded. This estimate is based on the highest estimate of costs in the range of reasonably possible alternatives. The cleanup costs for some of the remaining sites



58                           Baltimore Gas and Electric Company and Subsidiaries
could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

Also, we are investigating several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. We have submitted the required remedial action plans and the Maryland Department of the Environment is in the process of reviewing them. Based on several remedial action options for all sites, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5. We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

Nuclear Insurance

If there were an accident or an extended outage at either unit of Calvert Cliffs, it could have a substantial adverse financial effect on BGE. The primary contingencies that would result from an incident at Calvert Cliffs could include:

   o the physical damage to the plant,
   o the recoverability of replacement power costs, and
   o our liability to third parties for property damage and bodily injury.

We have insurance policies that cover these contingencies, but the policies have certain exclusions. Furthermore, the costs that could result from a covered major accident or a covered extended outage at either of the Calvert Cliffs units could exceed our insurance coverage limits.

For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage for replacement power costs up to $487.2 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $94.6 million per unit if an outage to both units at the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual, all policyholders could be assessed with our share being up to $31 million.

In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. Under the provisions of the Price Anderson Act, the limit for third party claims from a nuclear incident is $8.92 billion. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $159 million per incident. That amount would be payable at a rate of $20 million per year.

As an operator of a commercial nuclear power plant in the United States, we are required to purchase insurance to cover radiation injury claims of certain nuclear workers. On January 1, 1998, a new insurance policy became effective for all operators requiring coverage for current operations. Waiving the right to make additional claims under the old policy was a condition for acceptance under the new policy. We describe both the old and new policies below.

   o BGE nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $200 million for radiation injury claims against all operators insured by this policy.
   o All nuclear worker claims reported prior to January 1, 1998 are still covered by the old insurance policies. Insureds under the old policies, with no current operations, are not required to purchase the new policy described above, and may still make claims against the old policies for the next 10 years. If radiation injury claims under these old policies exceed the policy reserves, all policyholders could be assessed, with our share being up to $6.3 million.

If claims under these polices exceed the coverage limits, the provisions of the Price Anderson Act (discussed above) would apply.

Recoverability of Electric Fuel Costs

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

Effective January 1, 1987, the Maryland PSC established a Generating Unit Performance Program to measure, annually, whether we, and other utilities, have maintained the productive capacity of our generating plants at reasonable levels. To do this, the program uses a system-wide generating performance target and an individual performance target for each base load generating unit. In fuel rate hearings, actual generating performance adjusted for planned outages will be compared first to the system-wide target. If that target is met, it should mean that the requirements of Maryland law have been met. If the system-wide target is not met, each unit's adjusted actual generating performance will be compared to its individual performance target to determine if the requirements of Maryland law have been met and, if not, to determine the basis for possibly imposing a penalty on BGE. Even if we meet these targets, other parties to fuel rate hearings may still question whether we used all reasonable and cost-effective procedures to try to prevent an outage. If the Maryland PSC decides that we were deficient in some way, the Maryland PSC may not allow us to recover the cost of replacement energy.

The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material.


Baltimore Gas and Electric Company and Subsidiaries                           59

During 1989 through 1991 we had extended outages at Calvert Cliffs. These outages drove up fuel costs, and resulted in fuel rate proceedings before the Maryland PSC for several years. In these proceedings, the Maryland PSC considered whether any portion of the extra fuel costs should be charged to BGE instead of passed on to customers.

In December 1996, we settled the proceedings by agreeing not to bill our customers for $118 million of electric replacement energy costs associated with these outages. All costs associated with the outages in excess of $118 million have already been collected from customers through the fuel rate. In 1990, we wrote off $35 million of these costs. In 1996, we wrote off the remaining $83 million plus $5.6 million of related financing charges. The 1996 write-offs, together, reduced after-tax earnings by $57.6 million.

Also in 1996, we wrote off $6.8 million of fuel costs related to earlier outages that were disallowed by the Maryland PSC. This write-off reduced 1996 after-tax earnings by $4.5 million.

We have reported all of the 1996 write-offs as "disallowed replacement energy costs" in our Consolidated Statements of Income.

California Power Purchase Agreements

The Constellation Holdings Companies have $261 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $37.3 million, or $.25 per share, in 1997.

Under these agreements, the projects supply electricity to utility companies at:

   o a fixed rate for capacity and energy for the first 10 years of the agreements, and
   o a fixed rate for capacity plus a variable rate for energy based on the utilities' avoided cost for the remaining term of the agreements.

Generally, a "capacity rate" is paid to a power plant for its availability to supply electricity, and an "energy rate" is paid for the electricity actually generated. "Avoided cost" generally is the cost of a utility's cheapest next-available source of generation to service the demands on its system.

We use the term transition period to describe the timeframe when the 10-year periods for fixed energy rates expire for these 16 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000. At the date of this report, six projects had already transitioned to variable rates and three other projects will transition in 1998. The remaining seven projects will transition in 1999 or 2000.

The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced total lower earnings from the California projects because the combined revenues from the remaining projects, which continued to supply electricity at fixed rates, were high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects to also be lower than they are under fixed rates. It is difficult to estimate how much lower the revenues may be, but the Constellation Holdings Companies' earnings could be affected significantly. However, the California projects that make the highest revenues will transition to variable rates in 1999 and 2000. As a result, we do not expect the Constellation Holdings Companies to have significantly lower earnings due to the transition to variable rates before 2000.

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

We cannot predict the financial effects of the switch from fixed to variable rates on the Constellation Holdings Companies or on BGE, but the effects could be material.

Constellation Real Estate

Most of the Constellation Holdings Companies' real estate projects are in the Baltimore-Washington corridor. The area has had a surplus of available land and office space in recent years, during a time of low economic growth and corporate downsizings. The projects have been economically hurt by these conditions.

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

Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources and changes in the utility industry will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.



60                           Baltimore Gas and Electric Company and Subsidiaries

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

In 1997, the Constellation Holdings Companies recorded the following write-downs of their investments in two projects:

   o a $14.1 million after-tax write-down of the investment in Church Street Station--an entertainment, dining, and retail complex in Orlando, Florida--which occurred because the Constellation Holdings Companies have now decided to sell rather than keep the project, and
   o a $31.9 million after-tax write-down of the investment in Piney Orchard--a mixed-use, planned-unit development--which occurred because the expected cash flow from the project was less than the Constellation Holdings Companies' investment in the project.

Note 13. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table, and we describe some of the items separately below.

AT DECEMBER 31,                      1997             1996
----------------------------------------------------------------
                             Carrying    Fair   Carrying   Fair
                              Amount     Value   Amount    Value
----------------------------------------------------------------
                                        (IN MILLIONS)
Cash and cash equivalents      $162.6   $162.6    $66.7    $66.7
Net accounts receivable         419.8    419.8    419.5    419.5
Other current assets            128.8    128.8     75.0     75.0
Investments and other
  assets for which it is:
     Practicable to
       estimate fair value      197.4    198.8    184.5    185.7
     Not practicable to
       estimate fair value       57.5     --       62.2     --
Short-term borrowings           316.1    316.1    333.2    333.2
Current portions of long-term
   debt and preference stock    271.9    271.9    280.8    280.8
Accounts payable                203.0    203.0    172.9    172.9
Other current liabilities       204.4    204.4    194.1    194.1
Deferred credits and
   other liabilities              9.6      9.6     --       --
Long-term debt                2,988.9  3,069.8  2,758.8  2,767.7
Redeemable preference
   stock                         90.0     93.5    134.5    141.6

Other Current Assets and Other Current Liabilities

The financial instruments included in other current assets are trading securities and miscellaneous loans receivable of the Constellation Holdings Companies. The financial instruments included in other current liabilities are the total current liabilities from our Consolidated Balance Sheets excluding short-term borrowings, current portions of long-term debt and preference stock, accounts payable, and accrued vacation costs. The carrying amounts of current assets and current liabilities are the same as their fair values because these instruments have short maturities.

Investments and Other Assets

Practicable to Estimate Fair Value

Investments and other assets include investments in common and preferred securities, which are classified as financial investments in our Consolidated Balance Sheets, and the nuclear decommissioning trust fund. We base the fair value of investments and other assets on quoted market prices where available.

Not Practicable to Estimate Fair Value

It was not practicable to estimate the fair value of the Constellation Holdings Companies' investments in:

   o several financial partnerships that invest in nonpublic debt and equity securities,
   o several partnerships that own solar powered energy production facilities, and
   o a company involved in developing international power projects.

This is because the timing and amount of cash flows from these investments are difficult to predict. We report these investments at their original cost in our Consolidated Balance Sheets.

The investments in financial partnerships totaled $43.6 million at December 31, 1997 and $48.1 million at December 31, 1996, representing ownership interests up to 10%. The total assets of all of these partnerships totaled $6 billion at December 31, 1996 (which is the latest information available).

The investments in solar powered energy production facility partnerships totaled $10.9 million at December 31, 1997 and $11.0 million December 31, 1996, representing ownership interests up to 12%. The total assets of all of these partnerships totaled $39.8 million at December 31, 1996 (which is the latest information available).

Long-Term Debt and Preference Stock

We estimate the fair value of fixed-rate long-term debt and redeemable preference stock using quoted market prices where available or by discounting remaining cash flows at current market rates. The carrying amount of variable-rate long-term debt approximates fair value.

Guarantees

It was not practicable to determine the fair value of certain loan guarantees of BGE and the Constellation Holdings Companies. BGE guaranteed outstanding debt of $20 million at December 31, 1997 and $21 million at December 31, 1996. The Constellation Holdings Companies guaranteed outstanding debt totaling $43 million at December 31, 1997 and $47 million at December 31, 1996. We do not anticipate that we will need to fund these guarantees.



Baltimore Gas and Electric Company and Subsidiaries                           61

Note 14. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. Our utility business is seasonal in nature with the peak sales periods generally occurring during the summer and winter months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

1997 Quarterly Data

                                                         Earnings    Earnings
                                Income                  Applicable   Per Share
                                 From         Net        to Common   of Common
                   Revenues   Operations     Income        Stock      Stock

-------------------------------------------------------------------------------
                               (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Quarter Ended:
   March 31        $  887.7      $163.9      $ 72.1       $ 64.2      $0.43
   June 30            746.4        78.8        15.0          7.1       0.05
   September 30       860.8       321.0       171.4        164.4       1.11
   December 31        812.7       159.9        24.3         18.4       0.12
                   ------------------------------------------------------------
Year Ended:
   December 31     $3,307.6      $723.6      $282.8       $254.1      $1.72
-------------------============================================================

Our first quarter results include a $12.0 million after-tax write-down, by the Constellation Holdings Companies, of an investment in a real estate project (see
Note 12).

Our second quarter results include a $31.9 million after-tax write-down, by the Constellation Holdings Companies, of an investment in a real estate project (see
Note 12).

Our fourth quarter results include a:

   o $37.5 million after-tax write-off of merger costs (see Note 12).
   o $2.1 million after-tax write-down, by the Constellation Holdings Companies, of an investment in a real estate project (see Note 12).

1996 Quarterly Data

                                                         Earnings    Earnings
                                Income                  Applicable   Per Share
                                 From         Net        to Common   of Common
                   Revenues   Operations     Income        Stock      Stock
------------------------------------------------------------------------------
                               (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Quarter Ended:
   March 31        $  861.3      $201.3      $100.8        $ 91.1     $0.62
   June 30            731.7       148.6        64.5          52.4      0.36
   September 30       826.0       275.7       146.5         137.9      0.93
   December 31        734.2        43.9        (1.0)         (9.1)    (0.06)
                   -----------------------------------------------------------
Year Ended:
   December 31     $3,153.2      $669.5      $310.8        $272.3     $1.85
-------------------===========================================================

Our second quarter results include a:

   o $4.5 million after-tax write-off of disallowed replacement energy costs (see Note 12).
   o $14.6 million after-tax gain on the sale by a Constellation partnership of a power purchase agreement (see Note 3).
   o $7.0 million after-tax write-off of the Constellation Holdings Companies' investment in two geothermal wholesale power generating projects (see Note
     3).
   o $3.0 million after-tax write-off, by the Constellation Holdings Companies, of development costs for a coal-fired power project (see Note 3).

Our third quarter results include a $6.2 million after-tax write-off by the Constellation Holdings Companies of a portion of a solar power project investment (see Note 3).

Our fourth quarter results include a $57.6 million after-tax write-off of disallowed replacement energy costs (see Note 12).


The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.


62                           Baltimore Gas and Electric Company and Subsidiaries

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT

     The information required by this item with respect to directors is set forth on pages 5 through 9 under "Board of Directors" in the Proxy Statement and is incorporated herein by reference.

     The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Item 10 of Part I of this Form 10-K under "Executive Officers of the Registrant," except that information with regard to a late filing of a
Section 16(a) report by an executive officer is set forth on page 9 under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on page 8 under "Board of Directors," on pages 11 through 16 under "Executive Compensation," and on pages 17 through 19 under "Report of Committee on Management on Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The information required by this item is set forth on page 10 under "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

     The information required by this item is set forth on page 9 under "Board of Directors -- Certain Relationships and Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

1. Financial Statements:

   Report of Independent Accountants dated January 21, 1998 of
     Coopers & Lybrand L.L.P.
   Consolidated Statements of Income for three years ended
     December 31, 1997
   Consolidated Balance Sheets at December 31, 1997 and December 31, 1996 Consolidated Statements of Cash Flows for three years ended
     December 31, 1997
   Consolidated Statements of Common Shareholders' Equity for three years ended December 31, 1997
   Consolidated Statements of Capitalization at December 31, 1997 and
     December 31, 1996
   Consolidated Statements of Income Taxes for three years ended
     December 31, 1997
   Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
   Schedule II -- Valuation and Qualifying Accounts

   Schedules other than Schedule II are omitted as not applicable or not required.

3. Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER
-------
  *3(a)  -- Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 in Form 10-Q dated
            November 14, 1996, File No. 1-1910.)
   3(b)  -- By-Laws of BGE, as amended to January 23, 1998.
  *4(a)  -- Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit
            No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental
            Indentures between BGE and Bankers Trust Company, Trustee:

                                                                DESIGNATED IN
                                 ----------------------------------------------------------------------------
                                                                                                   EXHIBIT
                 DATED           FILE NO.                                                           NUMBER
          --------------------   ---------                                                       ------------
          *July 15, 1977         2-59772                                                             2-3
           (3 Indentures)
          *October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                      4(a)
          *August 15, 1991       33-45259   (Form S-3 Registration)                                4(a)(i)
          *January 15, 1992      33-45259   (Form S-3 Registration)                                4(a)(ii)
          *July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)                   4(a)
          *February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                     4(a)(i)
          *March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                     4(a)(ii)
          *March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)                    4(a)(iii)
          *April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                            4
          *July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                        4(a)
          *July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                        4(b)
          *October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                       4
          *March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                       4(a)
          *June 15, 1996         1-1910     (Form 10-Q dated August 13, 1996)                         4

*4(b)    -- Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe
            Deposit and Trust Company), Trustee. (Designated in Registration File No.
            2-98443 as Exhibit 4(a)); as supplemented by Supplemental Indentures dated as of October 1, 1987
            (Designated in Form 8-K, dated November 13, 1987, File No. 1-1910 as Exhibit 4(a)) and as of January
            26, 1993 (Designated in Form 8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)
*10(a)   -- Baltimore Gas and Electric Company Executive Benefits Plan, as amended and restated. (Designated as
            Exhibit No. 10(a) in Form 10-Q dated November 14, 1996, File No. 1-1910.)
*10(b)   -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit No. 10(b)
            to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
*10(c)   -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan. (Designated as Exhibit No. 10(c) to
            the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
*10(d)   -- Baltimore Gas and Electric Company Nonqualified Deferred Compensation Plan, as amended and restated.
            (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended December 31,
            1996, File No. 1-1910.)
*10(e)   -- Amended and Restated Baltimore and Gas and Electric Company Deferred Compensation Plan for
            Non-Employee Directors (formerly Baltimore Gas and Electric Company Deferred Compensation Plan for
            Non-Employee Directors). (Designated as Exhibit No. 10 in Form 10-Q dated November 13, 1997, File No.
            1-1910.)
*10(f)   -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-1910.) (Terminated effective August 1, 1997.)
*10(g)   -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as Exhibit
            No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1910.)
*10(h)   -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric Company and
            Citibank, N.A. (Designated as Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-1910.)
*10(i)   -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No. 10(g) to
            the Annual Report on Form 10-K for the year ended December 31, 1992, File No.
            1-1910.)

                                       65

*10(j)   -- Summary of 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit
            No. 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
10(k)    -- Severance Agreements between BGE and six key employees.
10(l)    -- Constellation Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors.
*10(m)   -- Severance Agreements between BGE and 15 key employees. (Designated as Exhibit No. 10(o) to the Annual
            Report on Form 10-K for the year ended December 31, 1995, File No. 1-1910.)
*10(n)   -- Grantor Trust Agreement dated as of June 1, 1996 between Baltimore Gas and Electric Company and T.
            Rowe Price Trust Company. (Designated as Exhibit No. 10(b) in Form 10-Q dated August 13, 1996, File
            No. 1-1910.)
 12      -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined
            Fixed Charges and Preferred and Preference Dividend Requirements.
 21      -- Subsidiaries of the Registrant.
 23      -- Consent of Coopers & Lybrand L.L.P., Independent Accountants.
 27      -- Financial Data Schedule.
*99(a)   -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a) to the
            Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
*99(b)   -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland. (Designated
            as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31, 1987, File No.
            1-1910.)

---------------
*Incorporated by Reference.
   (b) Reports on Form 8-K:

    DATE FILED                            ITEM REPORTED
    ----------                            -------------
October 30, 1997            Item 5. Other Events
                            Item 7. Financial Statements and Exhibits
December 23, 1997           Item 5. Other Events
                            Item 7. Financial Statements and Exhibits

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                        COLUMN B             COLUMN C                   COLUMN D         COLUMN E
----------------------------------------------   --------    ---------------------------    ------------------    --------
                                                                      ADDITIONS
                                                             ---------------------------
                                                 BALANCE     CHARGED
                                                    AT         TO                                                 BALANCE
                                                 BEGINNING    COSTS     CHARGED TO OTHER                           AT END
                                                    OF         AND        ACCOUNTS --        (DEDUCTIONS) --         OF
DESCRIPTION                                       PERIOD     EXPENSES       DESCRIBE             DESCRIBE          PERIOD
----------------------------------------------   --------    -------    ----------------    ------------------    --------
                                                                               (IN MILLIONS)
Reserves deducted in the Balance Sheet from
  the assets to which they apply:
  Accumulated Provision for Uncollectibles
     1997.....................................    $ 18.0     $  34.4         $   --               $(28.3)(A)       $ 24.1
     1996.....................................      16.4        24.9             --                (23.3)(A)         18.0
     1995.....................................      14.9        19.2             --                (17.7)(A)         16.4
  Valuation Allowance --
     Net unrealized (gain) loss on available
     for sale securities
     1997.....................................      (8.8)         --            1.2(B)                --             (7.6)
     1996.....................................      (6.2)         --           (2.6)(B)               --             (8.8)
     1995.....................................       3.8          --          (10.0)(B)               --             (6.2)
  Valuation Allowance --
     Net unrealized (gain) loss on nuclear
     decommissioning trust fund
     1997.....................................      (3.7)         --           (6.3)(C)               --            (10.0)
     1996.....................................      (2.2)         --           (1.5)(C)               --             (3.7)
     1995.....................................       1.8          --           (4.0)(C)               --             (2.2)
  Provision for possible disallowance of
     replacement energy costs
     1997.....................................     118.0          --             --               (118.0)(D)           --
     1996.....................................      35.0        83.0             --                   --            118.0
     1995.....................................      35.0          --             --                   --             35.0
  Energy projects under development reserves
     1997.....................................       5.2         0.3             --                 (5.5)(E)           --
     1996.....................................        .3         5.2             --                  (.3)(E)          5.2
     1995.....................................       1.8          --             --                 (1.5)(E)           .3

---------------
(A) Represents principally net amounts charged off as uncollectible.
(B) Represents net unrealized (gains)/losses (credited)/charged to common shareholders' equity.
(C) Represents net unrealized (gains)/losses (credited)/charged to accumulated depreciation.
(D) Represents removal of a reserve based on actual disallowance of replacement energy costs.
(E) Represents removal of a reserve associated with an energy project of a subsidiary which was abandoned.

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

Date: March 27, 1998                      By /s/      C. H. POINDEXTER
                                             ___________________________________

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

                      SIGNATURE                                   TITLE                          DATE
                      ---------                                   -----                          ----
Principal executive officer and director:

By /s/             C. H. POINDEXTER                     Chairman of the Board and           March 27, 1998
   ______________________________________________         Director
                   C. H. POINDEXTER

Principal financial and accounting officer:

By /s/               D. A. BRUNE                        Vice President and Secretary        March 27, 1998
   ______________________________________________
                     D. A. BRUNE
Directors:

/s/                 H. F. BALDWIN                       Director                            March 27, 1998
_________________________________________________
                    H. F. BALDWIN

/s/                  B. B. BYRON                        Director                            March 27, 1998
_________________________________________________
                     B. B. BYRON

/s/                   J. O. COLE                        Director                            March 27, 1998
_________________________________________________
                      J. O. COLE

/s/                 D. A. COLUSSY                       Director                            March 27, 1998
_________________________________________________
                    D. A. COLUSSY

/s/                  E. A. CROOKE                       Director                            March 27, 1998
_________________________________________________
                     E. A. CROOKE

/s/                 J. R. CURTISS                       Director                            March 27, 1998
_________________________________________________
                    J. R. CURTISS

/s/                  J. W. GECKLE                       Director                            March 27, 1998
_________________________________________________
                     J. W. GECKLE

/s/              F. A. HRABOWSKI III                    Director                            March 27, 1998
_________________________________________________
                 F. A. HRABOWSKI III

/s/                   N. LAMPTON                        Director                            March 27, 1998
_________________________________________________
                      N. LAMPTON

/s/                 G. V. MCGOWAN                       Director                            March 27, 1998
_________________________________________________
                    G. V. MCGOWAN

/s/               G. L. RUSSELL, JR.                    Director                            March 27, 1998
_________________________________________________
                  G. L. RUSSELL, JR.

/s/                 M. D. SULLIVAN                      Director                            March 27, 1998
_________________________________________________
                    M. D. SULLIVAN

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  *3(a)  -- Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 in Form 10-Q dated
            November 14, 1996, File No. 1-1910.)
   3(b)  -- By-Laws of BGE, as amended to January 23, 1998.
  *4(a)  -- Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit
            No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental
            Indentures between BGE and Bankers Trust Company, Trustee:

                                                                 DESIGNATED IN
                                 ------------------------------------------------------------------------------
                                                                                                     EXHIBIT
                 DATED           FILE NO.                                                             NUMBER
          --------------------   ---------                                                         ------------
          *July 15, 1977         2-59772                                                               2-3
          (3 Indentures)
          *October 15, 1989      1-1910     (Form 10-Q dated November 14, 1989)                        4(a)
          *August 15, 1991       33-45259   (Form S-3 Registration)                                  4(a)(i)
          *January 15, 1992      33-45259   (Form S-3 Registration)                                  4(a)(ii)
          *July 1, 1992          1-1910     (Form 8-K Report for January 29, 1993)                     4(a)
          *February 15, 1993     1-1910     (Form 10-K Annual Report for 1992)                       4(a)(i)
          *March 1, 1993         1-1910     (Form 10-K Annual Report for 1992)                       4(a)(ii)
          *March 15, 1993        1-1910     (Form 10-K Annual Report for 1992)                      4(a)(iii)
          *April 15, 1993        1-1910     (Form 10-Q dated May 13, 1993)                              4
          *July 1, 1993          1-1910     (Form 10-Q dated August 13, 1993)                          4(a)
          *July 15, 1993         1-1910     (Form 10-Q dated August 13, 1993)                          4(b)
          *October 15, 1993      1-1910     (Form 10-Q dated November 12, 1993)                         4
          *March 15, 1994        1-1910     (Form 10-K Annual Report for 1993)                         4(a)
          *June 15, 1996         1-1910     (Form 10-Q dated August 13, 1996)                           4

  *4(b)   -- Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe
             Deposit and Trust Company), Trustee. (Designated in Registration File No.
             2-98443 as Exhibit 4(a)); as supplemented by Supplemental Indentures dated as of October 1, 1987
             (Designated in Form 8-K, dated November 13, 1987, File No. 1-1910 as Exhibit 4(a)) and as of
             January 26, 1993 (Designated in Form 8-K, dated January 29, 1993, File No. 1-1910 as Exhibit
             4(b).)
 *10(a)   -- Baltimore Gas and Electric Company Executive Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(a) in Form 10-Q dated November 14, 1996, File No. 1-1910.)
 *10(b)   -- Executive Incentive Plan of the Baltimore Gas and Electric Company. (Designated as Exhibit No.
             10(b) to the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1910.)
 *10(c)   -- Baltimore Gas and Electric Company 1995 Long-Term Incentive Plan. (Designated as Exhibit No. 10(c)
             to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)
 *10(d)   -- Baltimore Gas and Electric Company Nonqualified Deferred Compensation Plan, as amended and restated. (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended
             December 31, 1996, File No. 1-1910.)
 *10(e)   -- Amended and Restated Baltimore and Gas and Electric Company Deferred Compensation Plan for
             Non-Employee Directors (formerly Baltimore Gas and Electric Company Deferred Compensation Plan for
             Non-Employee Directors). (Designated as Exhibit No. 10 in Form 10-Q dated November 13, 1997, File
             No. 1-1910.)
 *10(f)   -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended
             December 31, 1994, File No. 1-1910.) (Terminated effective August 1, 1997.)
 *10(g)   -- Summary of Baltimore Gas and Electric Company Long Term Performance Program. (Designated as
             Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1993, File No.
             1-1910.)
 *10(h)   -- Grantor Trust Agreement Dated as of July 31, 1994 between Baltimore Gas and Electric Company and
             Citibank, N.A. (Designated as Exhibit No. 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1910.)

                                       69

 *10(i)   -- Summary of Constellation Holdings, Inc. Annual Incentive Plan. (Designated as Exhibit No. 10(g) to
             the Annual Report on Form 10-K for the year ended December 31, 1992, File No.
             1-1910.)
 *10(j)   -- Summary of 1994-96 Long Term Incentive Plan of Constellation Holdings, Inc. (Designated as Exhibit
             No. 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994, File No.
             1-1910.)
  10(k)   -- Severance Agreements between BGE and six key employees.
  10(l)   -- Constellation Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors.
 *10(m)   -- Severance Agreements between BGE and 15 key employees. (Designated as Exhibit No. 10(o) to the
             Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-1910.)
 *10(n)   -- Grantor Trust Agreement dated as of June 1, 1996 between Baltimore Gas and Electric Company and T.
             Rowe Price Trust Company. (Designated as Exhibit No. 10(b) in Form 10-Q dated August 13, 1996,
             File No. 1-1910.)
     12   -- Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined
             Fixed Charges and Preferred and Preference Dividend Requirements.
     21   -- Subsidiaries of the Registrant.
     23   -- Consent of Coopers & Lybrand L.L.P., Independent Accountants.
     27   -- Financial Data Schedule.
 *99(a)   -- Indemnification of Directors and Officers of the Company. (Designated as Exhibit No. 28(a) to the
             Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1910.)
 *99(b)   -- Corporations and Associations Article, Section 2-418 of the Annotated Code of Maryland.
             (Designated as Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31,
             1987, File No. 1-1910.)

---------------
*Incorporated by Reference.
                                       70