Form 10-Q
period 1998-03-31
BALTIMORE GAS & ELECTRIC CO
filed 1998-05-14
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended March 31, 1998
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                  Maryland                       52-0280210
      -------------------------------------------------------------------
           (State of Incorporation) (IRS Employer Identification No.)



     39 W. Lexington Street        Baltimore, Maryland    21201
    ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                  410-783-5920
              (Registrant's telephone number, including area code)



                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No


Common Stock, without par value - 147,867,114 shares outstanding on April 30, 1998.

                       BALTIMORE GAS AND ELECTRIC COMPANY

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)
---------------------------------------------

                                                                Three Months Ended March 31,
                                                                -------------------------------
                                                                     1998      1997
                                                                 ---------- ----------
                                                              (In Millions, Except Per-Share Amounts)
Revenues
  Electric ....................................................   $  499.2  $  517.3
  Gas .........................................................      180.5     213.7
  Diversified businesses ......................................      186.4     156.7
                                                                    ------    ------
  Total revenues ..............................................      866.1     887.7
                                                                    ------    ------
Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy ..........................      126.5     135.2
  Gas purchased for resale ....................................       98.3     133.3
  Operations ..................................................      126.1     131.9
  Maintenance .................................................       34.2      39.5
  Diversified businesses - selling, general, and administrative      144.1     121.6
  Write-downs of real estate investments ......................        --       18.5
  Depreciation and amortization ...............................       96.5      85.6
  Taxes other than income taxes ...............................       57.0      58.2
                                                                    ------    ------
  Total expenses other than interest and income taxes .........      682.7     723.8
                                                                    ------    ------
Income From Operations ........................................      183.4     163.9
                                                                    ------    ------
Other Income
  Allowance for equity funds used during construction .........        1.7       1.2
  Equity in earnings of Safe Harbor Water Power Corporation ...        1.2       1.2
  Net other income and deductions .............................       (1.0)     (1.4)
                                                                    ------    ------
  Total other income ..........................................        1.9       1.0
                                                                    ------    ------
Income Before Interest and Income Taxes .......................      185.3     164.9
                                                                    ------    ------
Interest Expense
  Interest charges ............................................       61.8      56.3
  Capitalized interest ........................................       (1.4)     (2.3)
  Allowance for borrowed funds used during construction .......       (0.9)     (0.6)
                                                                    ------    ------
  Net interest expense ........................................       59.5      53.4
                                                                    ------    ------
Income Before Income Taxes ....................................      125.8     111.5
                                                                    ------    ------
Income Taxes
  Current .....................................................       57.3      44.0
  Deferred ....................................................       (9.9)     (2.7)
  Investment tax credit adjustments ...........................       (1.8)     (1.9)
                                                                    ------    ------
  Total income taxes ..........................................       45.6      39.4
                                                                    ------    ------
Net Income ....................................................       80.2      72.1
Preference Stock Dividends ....................................        5.8       7.9
                                                                    ------    ------
Earnings Applicable to Common Stock ...........................   $   74.4  $   64.2
                                                                    ======    ======

Average Shares of Common Stock Outstanding                           147.9     147.7

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                     $0.50     $0.43
Dividends Declared Per Share of Common Stock                         $0.41     $0.40

Consolidated Statements of Comprehensive Income (Unaudited)
-----------------------------------------------------------

Net income                                                        $   80.2  $   72.1
Other comprehensive income, net of taxes                               0.9      (1.1)
                                                                    ------    ------
Comprehensive Income                                              $   81.1  $   71.0
                                                                    ======    ======

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                               March 31     December 31,
                                                                 1998*        1997
                                                               --------     --------

                                                                  (In Millions)


  ASSETS
  Current Assets
  Cash and cash equivalents ..............................   $    179.3  $    162.6
  Accounts receivable (net of allowance for uncollectibles
        of $23.6 and $24.1 respectively) .................        384.1       419.8
  Trading securities .....................................        123.5       119.7
  Fuel stocks ............................................         59.6        87.6
  Materials and supplies .................................        162.3       164.2
  Prepaid taxes other than income taxes ..................         30.1        65.2
  Other ..................................................         21.4        27.4
                                                               --------    --------

  Total current assets ...................................        960.3     1,046.5
                                                               --------    --------

Investments and Other Assets
  Real estate projects ...................................        418.6       446.8
  Power generation systems ...............................        516.7       451.7
  Financial investments ..................................        199.7       196.5
  Nuclear decommissioning trust fund .....................        156.9       145.3
  Net pension asset ......................................        114.1       113.0
  Safe Harbor Water Power Corporation ....................         34.4        34.4
  Senior living facilities ...............................         67.8        62.2
  Other ..................................................        171.7       108.1
                                                               --------    --------

  Total investments and other assets .....................      1,679.9     1,558.0
                                                               --------    --------

Utility Plant
  Plant in service
    Electric .............................................      6,763.4     6,725.6
    Gas ..................................................        874.8       846.9
    Common ...............................................        551.2       554.1
                                                               --------    --------

    Total plant in service ...............................      8,189.4     8,126.6
  Accumulated depreciation ...............................     (2,906.5)   (2,843.4)
                                                               --------    --------

  Net plant in service ...................................      5,282.9     5,283.2
  Construction work in progress ..........................        194.7       215.2
  Nuclear fuel (net of amortization) .....................        117.1       127.9
  Plant held for future use ..............................         25.2        25.2
                                                               --------    --------

  Net utility plant ......................................      5,619.9     5,651.5
                                                               --------    --------

Deferred Charges
  Regulatory assets (net) ................................        431.4       470.7
  Other ..................................................         55.2        46.7
                                                               --------    --------

  Total deferred charges .................................        486.6       517.4
                                                               --------    --------

TOTAL ASSETS .............................................   $  8,746.7  $  8,773.4
                                                               ========    ========


* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                               March 31   December 31,
                                                                 1998*        1997
                                                               --------   ------------

                                                                  (In Millions)

  LIABILITIES AND CAPITALIZATION
  Current Liabilities
  Short-term borrowings ..................................   $    220.6  $    316.1
  Current portions of long-term debt and preference stock         342.8       271.9
  Accounts payable .......................................        166.1       203.0
  Customer deposits ......................................         31.0        30.1
  Accrued taxes ..........................................         61.2         5.5
  Accrued interest .......................................         65.6        58.4
  Dividends declared .....................................         66.4        66.3
  Accrued vacation costs .................................         37.2        36.2
  Other ..................................................         19.7        44.3
                                                               --------    --------

  Total current liabilities ..............................      1,010.6     1,031.8
                                                               --------    --------

Deferred Credits and Other Liabilities
  Deferred income taxes ..................................      1,282.2     1,294.9
  Postretirement and postemployment benefits .............        189.7       185.5
  Decommissioning of federal uranium enrichment facilities         34.9        34.9
  Other ..................................................        107.1        67.0
                                                               --------    --------

  Total deferred credits and other liabilities ...........      1,613.9     1,582.3
                                                               --------    --------
Capitalization
Long-term Debt
  First refunding mortgage bonds of BGE ..................      1,570.8     1,570.8
  Other long-term debt of BGE ............................        946.3       921.3
  Long-term debt of Constellation Holdings Companies .....        716.0       737.4
  Long-term debt of other diversified businesses .........         25.0        22.0
  Unamortized discount and premium .......................        (13.3)      (13.7)
  Current portion of long-term debt ......................       (318.3)     (248.9)
                                                               --------    --------

  Total long-term debt ...................................      2,926.5     2,988.9
                                                               --------    --------

Redeemable Preference Stock ..............................        113.0       113.0
  Current portion of redeemable preference stock .........        (24.5)      (23.0)
                                                               --------    --------
  Total redeemable preference stock ......................         88.5        90.0
                                                               --------    --------
Preference Stock Not Subject to Mandatory Redemption .....        210.0       210.0
                                                               --------    --------

Common Shareholders' Equity
  Common stock ...........................................      1,445.2     1,433.0
  Retained earnings ......................................      1,446.2     1,432.5
  Accumulated other comprehensive income .................          5.8         4.9
                                                               --------    --------

  Total common shareholders' equity ......................      2,897.2     2,870.4
                                                               --------    --------

  Total capitalization ...................................      6,122.2     6,159.3
                                                               --------    --------

TOTAL LIABILITIES AND CAPITALIZATION .....................   $  8,746.7  $  8,773.4
                                                               ========    ========

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             1998       1997
                                                                             ----       ----
                                                                              (In Millions)
Cash Flows From Operating Activities
  Net income ..........................................................   $   80.2  $   72.1
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization .....................................      110.3      99.5
    Deferred income taxes .............................................       (9.9)     (2.7)
    Investment tax credit adjustments .................................       (1.8)     (1.9)
    Deferred fuel costs ...............................................       22.8       8.4
    Accrued pension and postemployment benefits .......................        4.5       6.2
    Write-downs of real estate investments ............................         --      18.5
    Allowance for equity funds used during construction ...............       (1.7)     (1.2)
    Equity in earnings of affiliates and joint ventures (net) .........       (6.0)     (4.0)
    Changes in current assets, other than sale of accounts receivable .       43.2      83.1
    Changes in current liabilities, other than short-term borrowings ..       46.5      11.0
    Other .............................................................      (12.1)      1.0
                                                                            ------    ------
  Net cash provided by operating activities ...........................      276.0     290.0
                                                                            ------    ------

Cash Flows From Financing Activities
  Net issuance (maturity) of short-term borrowings ....................      (95.5)   (187.5)
  Proceeds from issuance of long-term debt ............................       36.4     123.6
  Proceeds from issuance of common stock ..............................       12.6    --
  Reacquisition of long-term debt .....................................      (29.9)    (28.6)
  Common stock dividends paid .........................................      (60.5)    (59.1)
  Preferred and preference stock dividends paid .......................       (5.8)     (7.9)
  Other ...............................................................       (3.3)     (0.3)
                                                                            ------    ------
  Net cash used in financing activities ...............................     (146.0)   (159.8)
                                                                            ------    ------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC) ...................      (63.1)    (78.3)
  Allowance for equity funds used during construction .................        1.7       1.2
  Nuclear fuel expenditures ...........................................       (2.8)     (2.8)
  Deferred energy conservation expenditures ...........................       (4.8)     (7.3)
  Contributions to nuclear decommissioning trust fund .................       (4.4)     (4.4)
  Merger costs ........................................................         --     (13.5)
  Purchases of marketable equity securities ...........................       (6.1)     (6.1)
  Sales of marketable equity securities ...............................        9.8       8.9
  Other financial investments .........................................       (2.1)     10.2
  Real estate projects ................................................       31.8      (9.6)
  Power generation systems ............................................      (61.7)    (17.1)
  Other ...............................................................      (11.6)     (8.1)
                                                                            ------    ------
  Net cash used in investing activities ...............................     (113.3)   (126.9)
                                                                            ------    ------

Net Increase in Cash and Cash Equivalents .............................       16.7       3.3
Cash and Cash Equivalents at Beginning of Period ......................      162.6      66.7
                                                                            ------    ------
Cash and Cash Equivalents at End of Period ............................   $  179.3  $   70.0
                                                                            ======    ======

Other Cash Flow Information:
    Interest paid (net of amounts capitalized) ........................   $   51.5  $   53.9
    Income taxes paid (received) ......................................   $    0.8  $  (19.9)


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

Comprehensive Income
--------------------
    We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Comprehensive income includes net income plus all changes in shareholders' equity for the period, excluding shareholder transactions (some examples are stock issuances and dividend payments). Our comprehensive income includes net income plus the effect of unrealized gains or losses on available-for-sale securities. We have presented comprehensive income in the Statements of Consolidated Comprehensive Income on page 2, and accumulated other comprehensive income in the Consolidated Balance Sheets on page 4.

BGE Financing Activity
----------------------
    We issued the following medium-term notes during the period from January 1, 1998 through the date of this report:
                                   Date        Net
                     Principal   Issued     Proceeds
                     ---------   ------     --------
                          (Dollars in millions)
Series E
--------
6.21%, due 2008       $16.5       4/98       $16.4
Series G
--------
6.36%, due 2008       $25.0       3/98       $24.9
6.21%, due 2008       $25.0       4/98       $24.9
6.20%, due 2008       $40.0       4/98       $39.8

    During the period January 1, 1998 through the date of this report, we issued a total of 675,943 shares of common stock, without par value, under our Common Stock Continuous Offering Program and our Dividend Reinvestment and Stock Purchase Plan. Our net proceeds were about $22.2 million.

    In the future, we may purchase some of our long-term debt or preference stock in the market. This will depend on market conditions and our capital structure, including our mix of secured and unsecured debt.

Diversified Business Financing Activity
---------------------------------------
    In this report, we refer to Constellation(TM) Holdings, Inc. and Subsidiaries as the Constellation Holdings Companies. In the first quarter of 1998, affiliates of the Constellation Holdings Companies entered into a $92.5 million credit facility to finance the acquisition of existing generating facilities and the development and construction of new generating facilities in Guatemala. At the date of this report, the Constellation Holdings Companies' obligation under the facility was approximately $83 million.

    Please refer to the "Diversified Business Debt and Liquidity" section of Management's Discussion and Analysis on page 20 for additional information about the debt of our diversified businesses.

Commitments
-----------
    In March 1998, our power marketing business, Constellation Power Source(TM), Inc. and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and BGE has committed to contribute up to $115 million in equity to Constellation Power Source to fund its investment in Orion.

Environmental Matters
---------------------
    The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

    Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

     o Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems (scrubbers), switching fuels, and retiring some units.
     o Phase II must be implemented by 2000. We are currently examining what actions we should take to comply with this phase. We expect to meet the compliance requirements through some combination of installing scrubbers, switching fuels, retiring some units, or allowance trading.

    Title I addresses emissions of NOx, but the regulations of this title have not been finalized by the government. As a result, our plans for complying with this title are less certain. By 1999 the regulations require more NOx controls for ozone attainment at our generating plants. The additional controls will result in more expenditures, but it is difficult to estimate the level of those expenditures since the regulations have not been finalized. However, based on existing and proposed regulations, we currently estimate that the additional controls at our generating plants will cost approximately $110 million.

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

    The Environmental Protection Agency (EPA) and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites. We can, however, estimate that our current 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia) could be approximately $6 million higher than amounts we have recorded. This estimate is based on a Record of Decision recently issued by the EPA. The cleanup costs for some of the remaining sites could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

    Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. We submitted the required remedial action plans and they have been approved by the Maryland Department of the Environment. Based on several remedial action options for all sites, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts recovered from insurance companies, as a regulatory asset (we discuss this further in Note 5 of our 1997 Annual Report on Form 10-K). We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

Nuclear Insurance
-----------------
    If there were an accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs), it could have a substantial adverse financial effect on BGE. The primary contingencies that would result from an incident at Calvert Cliffs could include:

     o physical  damage to the plant,
     o recoverability of replacement power costs, and
     o our liability to third parties for property damage and bodily injury.

    We have insurance policies that cover these contingencies, but the policies have certain exclusions. Furthermore, the costs that could result from a covered major accident or a covered extended outage at either of the Calvert Cliffs units could exceed our insurance coverage limits.

    For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage for replacement power costs up to $494.2 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.8 million per unit if an outage to both units at the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual, all policyholders could be assessed with our share being up to $23 million.

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

     o BGE nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $200 million for radiation injury claims against all those insured by this policy.
     o All nuclear worker claims reported prior to January 1, 1998 are still covered by the old insurance policies. Insureds under the old policies, with no current operations, are not required to purchase the new policy described above, and may still make claims against the old policies for the next 10 years. If radiation injury claims under these old policies exceed the policy reserves, all policyholders could be assessed, with our share being up to $6.3 million.

    If claims under these polices exceed the coverage limits, the provisions of the Price Anderson Act (discussed above) would apply.

Recoverability of Electric Fuel Costs
-------------------------------------
    By law, we are allowed to recover our cost of electric fuel if the Maryland Public Service Commission (Maryland PSC) finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will perform an evaluation of each outage (other than regular maintenance outages) at our generating plants. The evaluation will determine if we used all reasonable and cost-effective maintenance and operating control procedures to try to prevent the outage.

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

    The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material. We discuss significant disallowances in prior years related to past outages at Calvert Cliffs in our 1997 Annual Report on Form 10-K.

California Power Purchase Agreements
------------------------------------
    The Constellation Holdings Companies have $263 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $10 million, or $.07 per share for the quarter ended March 31, 1998.

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

    We use the term transition period to describe the timeframe when the 10-year periods for fixed energy rates expire for these 16 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000. At the date of this report, seven projects had already transitioned to variable rates and two other projects will transition later in 1998. The remaining seven projects will transition in 1999 or 2000.

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

Constellation Real Estate
-------------------------
    Most of the Constellation Holdings Companies' real estate projects are in the Baltimore-Washington corridor. The area has had a surplus of available land and office space in recent years, during a time of low economic growth and corporate downsizings. The projects have been economically hurt by these conditions.

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

Item 2. Management's Discussion

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

Introduction
------------
    In Management's Discussion and Analysis we explain the general financial condition and the results of operations for BGE and its diversified business subsidiaries including:

     o what factors affect our business,
     o what our earnings and costs were in the periods presented,
     o why earnings and costs changed between periods,
     o where our earnings came
       from,
     o how all of this affects our overall financial condition,
     o what our expenditures for capital projects were in the current period and what we expect them to be in the future, and
     o where we will get cash for future capital expenditures.

    As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters ended March 31, 1998 and 1997. In Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

    The electric utility industry is undergoing rapid and substantial change. Competition in the generation part of our business is increasing. The regulatory environment (federal and state) is shifting toward customer choice. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 12. They are discussed in detail in our 1997 Annual Report on Form 10-K.

Results of  Operations  for the Quarter  Ended March 31, 1998  Compared With the
--------------------------------------------------------------------------------
Same Period of 1997
-------------------
    In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                                    Quarter Ended
                                      March 31
                                ----------------------
                                  1998         1997
                                ---------    ---------

Utility business.............      $.41       $.39
Diversified businesses.......       .09        .12
                                   ----       ----
Total earnings per share
  from operations............       .50        .51
Write-down of real estate
  investment.................         -       (.08)
                                   ----       ----
Total earnings per share.....      $.50       $.43
                                   ====       ====

    Our total earnings for the quarter ended March 31, 1998 increased $10.2 million, or $.07 per share, compared to the same period of 1997 mostly because in 1997 the Constellation Holdings Companies wrote down their investment in a real estate project by $12 million. We discuss this write-down also in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the first quarter of 1998, we had higher utility earnings from operations than we did in the same period of 1997 even though we sold less electricity and gas due to extremely mild weather (people use less electricity and gas to heat or cool their homes in milder weather). Utility earnings increased mostly because we had lower operations and maintenance expenses. We discuss our utility earnings in more detail in the "Utility Business" section beginning on page 11.

    In the first quarter of 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from the Constellation Holdings Companies' real estate business. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 16.

Utility Business
----------------
    Before we go into the details of our electric and gas operations, we believe it is important to discuss four factors that have a strong influence on our utility business performance: regulation, the weather, other factors including the condition of the economy in our service territory, and competition.


Regulation by the Maryland Public Service Commission (Maryland PSC)
-------------------------------------------------------------------
    The Maryland PSC determines the rates we can charge our customers. Our rates consist of a "base rate" and a "fuel rate." The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is the highest. Gas base rates are not affected by seasonal changes.

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

    In addition, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity (primarily with other utilities). We charge the actual cost of these items to the customer with no profit to us. We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 14.

    We also charge our gas customers separately for the natural gas they consume. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 14.

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

    Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas business revenues to eliminate the effect of seasonal weather patterns. This means our monthly gas revenues will be based on weather that is considered "normal" for the month and, therefore, will not be affected by actual weather conditions.

    The following chart shows the number of heating degree days in the quarters ended March 31, 1998 and 1997, and shows the percentage change in the number of degree days from the prior period.

                                    Quarter Ended
                                      March 31
                                ----------------------
                                  1998         1997
                                --------     ---------

Heating degree days..........    2,022        2,252
Percent change
   compared to prior period..          (10.2)%

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

Competition and Response to Regulatory Change
---------------------------------------------
    Our electric and gas businesses are also affected by competition. We discuss competition in each business below.

Electric Business
-----------------
    Electric utilities are facing competition on various fronts, including:

     o in the construction of generating units to meet increased demand for electricity,
     o in the sale of electricity in bulk power markets,
     o in competing with alternative energy
       suppliers, and
     o in the future, for electric sales to retail customers which utilities now serve exclusively.

    We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. We cannot predict the ultimate effect competition or regulatory change will have on our earnings.

    We discuss competition in our electric business in more detail in our 1997 Annual Report on Form 10-K under the heading "Electric Regulatory Matters and Competition."

Gas Business
------------
    Regulatory change in the natural gas industry is well under way. We discuss competition in our gas business in more detail in our 1997 Annual Report on Form 10-K under the heading "Gas Regulatory Matters and Competition."

Strategies
----------
    We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

     o the complete or partial separation of our generation, transmission, and distribution functions,
     o purchase or sale of generation assets,
     o mergers or acquisitions of utility or
       non-utility businesses,
     o spin-off or sale of one or more businesses,
     o growth of revenues from diversified businesses.

We discuss our diversified businesses in the "Diversified Businesses" section beginning on page 16.

    We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                                 Quarter Ended
                                   March 31
                            ------------------------
                              1998          1997
                            ----------    ----------
Electric business.......     $.31           $.27
Gas business............      .10            .12
                             ----           ----
Total utility
  earnings per share....     $.41           $.39
                             ====           ====

    Our utility earnings for the quarter ended March 31, 1998 increased $3.4 million, or $.02 per share compared to the same quarter of 1997. We discuss the factors affecting utility earnings below.

Electric Operations
-------------------

Electric Revenues
-----------------
    The changes in electric revenues in 1998 compared to 1997 were caused by:

                                   Quarter Ended
                                       March 31
                                     1998 vs. 1997
                                  --------------------
                                    (In millions)

Electric system sales volumes....      $(8.1)
Base rates.......................       (4.4)
Fuel rates.......................       (3.9)
                                       ------
Total change in electric revenues
  from electric system sales.....      (16.4)
Interchange and other sales......       (3.3)
Other............................        1.6
                                       ------
Total change in
  electric revenues..............     $(18.1)
                                       ======

Electric System Sales Volumes
-----------------------------
    "Electric system sales" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1998 compared to 1997 were:

                                    Quarter Ended
                                      March 31
                                    1998 vs. 1997
                                ----------------------
Residential....................         (4.2)%
Commercial.....................          1.9
Industrial.....................         (1.0)

       During the quarter ended March 31, 1998, we sold less electricity to residential customers mostly due to extremely mild weather and lower usage by residential customers. We sold more electricity to commercial customers mostly due to higher usage per customer. We sold about the same amount of electricity to industrial customers as we did in 1997.

Base Rates
----------
    During the quarter ended March 31, 1998, base rate revenues were lower than they were in the same period of 1997 mostly because we sold less electricity and because of a lower energy conservation surcharge effective July 1, 1997.

Fuel Rates
----------
    The fuel rate is the rate the Maryland PSC allows us to charge our customers, with no profit to us, for:

     o our actual cost of fuel used to generate electricity, and
     o the net cost of purchases and sales of electricity (primarily with other utilities).

    If these costs go up, the Maryland PSC permits us to increase the fuel rate. If these costs go down, our customers benefit from a reduction in the fuel rate. The fuel rate is impacted most by the amount of electricity generated at the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) because the cost of nuclear fuel is cheaper than coal, gas, or oil.

    Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 8.

    During the quarter ended March 31, 1998, fuel rate revenues decreased compared to the same period of 1997 mostly for two reasons: we sold less electricity, and we were able to use a less-costly mix of generating plants and electricity purchases which lowered the fuel rate.

Interchange and Other Sales
---------------------------
    "Interchange and other sales" are sales of energy in the Pennsylvania-New Jersey-Maryland Interconnection (PJM) energy market and to others. The PJM is a regional power pool with members that include many wholesale market participants, as well as BGE and seven other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

    During the quarter ended March 31, 1998, we had lower interchange and other sales mostly because of two factors: the price per megawatt of electricity sold was lower due to market conditions, and sales volumes were lower due to reduced demand caused by the extremely mild weather.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                                     Quarter Ended
                                        March 31
                                  ---------------------
                                    1998        1997
                                  ---------    --------
                                     (In millions)

Actual costs...................  $114.6        $130.1
Net recovery of costs under
  electric fuel rate clause (see
  Note 1 of our 1997 Form 10-K)    11.9           5.1
                                 ------         -----
Total electric fuel and
  purchased energy expenses....  $126.5        $135.2
                                 ======        ======

Actual Costs
------------
    During the quarter ended March 31, 1998, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were lower than in the same period of 1997 mostly for two reasons: we bought less electricity from other utilities because we were able to meet demand using the electricity we generated, and we were able to use a less-costly mix of generating plants.

Electric Fuel Rate Clause
-------------------------
    Under the electric fuel rate clause, we defer (include as an asset or liability on the Consolidated Balance Sheets and exclude from the Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future.

    During the quarter ended March 31, 1998, our actual costs of fuel and energy were lower than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------
    The changes in gas revenues in 1998 compared to 1997 were caused by:

                                    Quarter Ended
                                      March 31
                                    1998 vs. 1997
                                 --------------------
                                     (In millions)

Gas system sales volumes.......       $ (3.7)
Base rates.....................          5.5
Gas cost adjustments...........        (38.6)
                                      ------
Total change in gas revenues
   from gas system sales.......        (36.8)
Off-system sales...............          3.6
Other..........................           -
                                      ------
Total change in gas revenues...       $(33.2)
                                      ======
Gas System Sales Volumes
------------------------
    The percentage changes in our gas system sales volumes, by type of customer, in 1998 compared to 1997 were:

                                    Quarter Ended
                                      March 31
                                    1998 vs. 1997
                                ----------------------

Residential...................        (7.3)%
Commercial....................        (8.7)
Industrial....................        (7.8)

    During the quarter ended March 31, 1998, we sold less gas to residential customers mostly due to extremely mild weather and lower usage by residential customers. We sold less gas to commercial and industrial customers mostly because usage by these customers decreased. We would have sold even less gas to industrial customers except the mild weather caused fewer service interruptions. Sometimes we need to interrupt service during periods with the highest demand. Some industrial customers pay reduced rates in exchange for our right to interrupt their service during these periods.

Base Rates
----------
    During the quarter ended March 31, 1998, base rate revenues were higher than they were in the same period of 1997. Although we sold less gas this quarter, our base rate revenues increased because of two factors: effective March 1, 1998, the Maryland PSC allowed us to increase our base rates -- which will increase our base rate revenues over the twelve-month period March 1998 through February 1999 by $16 million, and we had a higher energy conservation surcharge effective July 1, 1997.

    Effective March 1, 1998, the Maryland PSC also allowed us to implement a monthly adjustment to our gas business revenues to eliminate the effect of seasonal weather patterns. This means our monthly gas revenues will be based on weather that is considered "normal" for the month and, therefore, will not be affected by actual weather conditions.

Gas Cost Adjustments
--------------------
    We charge our gas customers for the natural gas they consume using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section above.

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

    Delivery  service   customers,   including   Bethlehem  Steel  (our  largest
customer), are not subject to the gas cost adjustment clauses because we are not selling them gas (we are selling them the service of delivering their gas).

    During the quarter ended March 31, 1998, gas adjustment revenues decreased mostly because we sold less gas due to extremely mild weather.

Off-System Sales
----------------
    Off-system gas sales, which are low-margin direct sales to wholesale suppliers of natural gas outside our service territory, also are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the earnings from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders).

    During the quarter ended March 31, 1998, revenues from off-system gas sales increased mostly because we sold more gas off-system, and we sold it at a higher price. This change in off-system sales did not significantly impact earnings.

Gas Purchased For Resale Expenses
---------------------------------
                                      Quarter Ended
                                        March 31
                                   --------------------
                                    1998        1997
                                   --------    --------
                                     (In millions)
Actual costs....................    $96.6      $134.9
Net recovery (deferral) of costs
   under gas adjustment clauses (see
   Note 1 of our 1997 Form 10-K)      1.7        (1.6)
                                      ---        ----
Total gas purchased for
   resale expenses..............    $98.3      $133.3
                                    =====      ======

Actual Costs
------------
    Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. Actual costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

    During the quarter ended March 31, 1998, actual gas costs decreased mostly because we sold less gas due to extremely mild weather.

Gas Adjustment Clauses
----------------------
    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter ended March 31, 1998, our actual gas costs were lower than the fuel rate revenues we collected from our customers.

Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
    During the quarter ended March 31, 1998, our operations and maintenance expenses decreased $11.1 million. These expenses decreased mostly because of lower labor costs and because in 1997 these expenses were higher due to the timing of payments associated with a regular maintenance outage at our Calvert Cliffs Nuclear Power Plant.

Depreciation and Amortization Expenses
--------------------------------------
    During the quarter ended March 31, 1998, depreciation and amortization increased $10.9 million mostly because we had more plant in service (as our level of plant in service changes, the amount of our depreciation and amortization expense changes).

Other Income and Expenses
-------------------------

Interest Charges
----------------
    Interest charges represent the interest we paid on outstanding debt. During the quarter ended March 31, 1998, we had $5.5 million of higher interest charges because we had more debt outstanding and interest rates were higher.

Income Taxes
------------
    During the quarter ended March 31, 1998, our total income taxes increased $6.2 million because we had higher taxable income from both our utility operations and our diversified businesses.

Diversified Businesses
----------------------
    In the 1980s, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry. Some of our diversified businesses are related to our core utility business and others are not. Our diversified businesses are in three groups:

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

Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                                     Quarter Ended
                                        March 31
                                  ---------------------
                                    1998        1997
                                  ---------    --------
Constellation Holdings
  Companies....................     $.09       $.12
Constellation Energy Solutions.      .00        .00
BGE Home Products & Services...      .00        .00
                                     ---        ---
Total diversified business earnings
  per share from operations....      .09        .12
Write-down of real estate
  investment by the Constellation
  Holdings Companies...........       -        (.08)
                                    ----       ----
Total diversified business
   earnings per share..........     $.09       $.04
                                    ====       ====

    Our total diversified business earnings for the quarter ended March 31, 1998 increased $6.8 million, or $.05 per share compared to the same quarter of 1997. Diversified business earnings increased mostly because in 1997 the Constellation Holdings Companies wrote down their investment in a real estate project by $12 million. We discuss this write-down in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K. We discuss the factors affecting the earnings of our diversified businesses below.

The  Constellation  Holdings  Companies  --  Our  Power  Generation,   Financial
--------------------------------------------------------------------------------
Investments, and Real Estate Businesses
---------------------------------------

    The Constellation Holdings Companies:

     o develop, own, and operate power generation projects,
     o engage in financial investments, and
     o develop, own, and manage real estate and senior-living facilities.

    Earnings per share from the Constellation Holdings Companies were:

                                     Quarter Ended
                                        March 31
                                  ---------------------
                                   1998         1997
                                  --------     --------
Power generation systems........   $.07        $.07
Financial investments...........    .04         .04
Real estate development and
  senior-living facilities......   (.02)        .01
Other...........................    .00         .00
                                    ---         ---
Total Constellation Holdings
  Companies' earnings per share
  from operations...............    .09         .12
Write-down of real estate
  investment....................      -        (.08)
                                    ---        ----
Total Constellation Holdings
  Companies' earnings per share.   $.09        $.04
                                   ====        ====

Power Generation
----------------

Overview
--------
    The Constellation Holdings Companies' power generation business develops, owns, and operates domestic and international power generation projects. During the quarter ended March 31, 1998, earnings from energy projects were about the same as they were in the same period of 1997.

California Power Purchase Agreements
------------------------------------
    The Constellation Holdings Companies have $263 million invested in 16 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $10 million, or $.07 per share, for the quarter ended March 31, 1998.

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

    We describe these projects and the transition process in detail in the Notes to Consolidated Financial Statements beginning on page 8.

International
-------------
    The  Constellation  Holdings  Companies' power generation  business in Latin
America:

     o develops, acquires, owns, and operates power generation projects, and
     o acquires and owns distribution systems.

    At March 31, 1998, the Constellation Holdings Companies had invested about $84 million and committed another $15 million in power projects in Latin America.

    In the future, the Constellation Holdings Companies may expand their power generation business further in both domestic and international projects.

Financial Investments
---------------------
    Earnings from the Constellation Holdings Companies' portfolio of financial investments include income from:

     o marketable securities,
     o financial limited partnerships, and
     o financial guaranty insurance companies.

    During the quarter ended March 31, 1998, earnings from financial investments were about the same as they were in the same period of 1997.

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

    During the quarter ended March 31, 1998, real estate development and senior-living facilities' earnings from operations decreased compared to the same period of 1997 mostly due to lower earnings from various real estate projects.

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

    We describe the Constellation Holdings Companies' real estate business further in the Notes to Consolidated Financial Statements on page 9.

Constellation  Energy  Solutions,  Inc. and Subsidiaries -- Our Energy Marketing
--------------------------------------------------------------------------------
Businesses
----------

    Our energy marketing businesses:

     o provide power marketing and risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives,
     o provide natural gas brokering and related services for wholesale and retail customers, and provide a broad range of customized energy
     o services, including private electric and gas distribution systems, energy consulting, power quality services, and campus and multi-building energy systems.

    In addition, in March 1998 our power marketing business, Constellation Power Source, Inc. and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada.

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

    During the quarter ended March 31, 1998, earnings from our energy marketing businesses were about the same as they were in the same period of 1997.


BGE Home  Products & Services,  Inc. and  Subsidiaries  -- Our Home Products and
--------------------------------------------------------------------------------
Commercial Building Systems Businesses
--------------------------------------

    Our home products and commercial building systems businesses:

     o sell  and  service  electric  and  gas  appliances,
     o engage  in  home improvements, and
     o sell and service heating, air conditioning, plumbing, electrical, and indoor air quality systems.

    During the quarter ended March 31, 1998, earnings were about the same as they were in the same period of 1997.

Liquidity and Capital Resources
-------------------------------
Overview
--------
    Our business requires a great deal of capital. Our actual capital requirements for the three months ended March 31, 1998, along with estimated annual amounts for the years 1998 through 2000, are shown below. For the twelve months ended March 31, 1998, our ratio of earnings to fixed charges was 2.81 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.40.

                                                          Three Months Ended
                                                               March 31                 Calendar Year Estimate
                                                                  1998               1998        1999        2000
                                                               -----------        ------------ ---------- -----------
                                                                                 (In millions)
Utility Business Capital Requirements:
Construction expenditures (excluding AFC)
   Electric.................................................  $     49          $  236        $  260        $   273
   Gas......................................................        11              77            76             72
   Common...................................................      -                 34            27             24
                                                              --------          -----------------------------------
   Total construction expenditures..........................        60             347           363            369
AFC.........................................................         3               8            11             14
Nuclear fuel (uranium purchases
  and processing charges)...................................         3              49            50             48
Deferred energy conservation
  expenditures..............................................         5              15            10             10
Retirement of long-term debt and
  redemption of preference stock ...........................      -                118           344            264
                                                              --------          -----------------------------------
Total utility business
  capital requirements......................................        71             537           778            705
                                                              --------          -----------------------------------

Diversified Business Capital Requirements:
Investment requirements.....................................        30             179           136            154
Retirement of long-term debt................................        30             216           134            244
                                                              --------          -----------------------------------
Total diversified business
  capital requirements......................................        60             395           270            398
                                                              --------          -----------------------------------

Total capital requirements..................................  $    131         $   932        $1,048         $1,103
                                                              ========         ====================================


Capital Requirements of Our Utility Business
--------------------------------------------

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

    During the twelve months ended March 31, 1998, our utility operations provided about 112% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    During the three years from 1998 through 2000, we expect utility operations to provide about 106% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    When we cannot meet utility capital requirements internally, we sell debt and equity securities. We also sell securities when market conditions permit us to refinance existing debt or preference stock at a lower cost. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1998 through the date of this report, we issued $106.5 million of long-term debt, and we issued 675,943 shares of common stock. The net proceeds from the common stock were $22.2 million. During the same period, we redeemed $3 million of preference stock.


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

                    Standard       Moody's    Duff & Phelps
                     & Poors      Investors      Credit
                  Rating Group     Service     Rating Co.
                  ------------    ---------    -----------
Mortgage Bonds       AA-           A1            AA-
Unsecured Debt        A            A2            A+
Preference Stock      A           "a2"            A

Capital Requirements of Our Diversified Businesses
--------------------------------------------------
    We describe the investment requirements and debt and liquidity of our diversified businesses below.


Diversified Business Investment Requirements
--------------------------------------------
    The investment requirements of our diversified businesses include:

     o the Constellation Holdings Companies' investments in financial limited partnerships and funding for the development and acquisition of projects, as well as loans made to project entities,
     o funding for growing Constellation Power
       Source's power marketing business, and
     o ComfortLink's funding for construction of district energy projects. ComfortLink(R) is a general partnership in which BGE is a partner.

    Investment requirements for 1998 through 2000 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 19 because they would be subject to several variables, including:

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


Diversified Business Debt and Liquidity
---------------------------------------
    Our diversified businesses expect to expand their businesses. This would include expansion in the energy marketing and power generation businesses. Such expansion could mean more investments in and acquisition of new projects.

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

    If the Constellation Holdings Companies can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. The Constellation Holdings Companies' ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate business and market in the "Real Estate Development and Senior-Living Facilities" section on page 17 and in the Notes to Consolidated Financial Statements on page 9.

    Our diversified businesses have the following revolving credit agreements to provide additional cash for short-term financial needs:

                                          Amount of
                                       Revolving Credit
                                          Agreement
                                       -----------------

Constellation Holdings Companies         $75 million
ComfortLink                              $50 million
Constellation Energy Solutions, Inc.     $10 million
and Subsidiaries


Other Matters
-------------

Environmental Matters
---------------------
    We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 6 and in our 1997 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters." These details include financial information. Some of the information is about costs that may be material.


The Year 2000 Issue
-------------------
    The year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

    We do not expect our costs to address the year 2000 issue to be material. We discuss this further in our 1997 Annual Report on Form 10-K under the heading "The Year 2000 Issue."


Accounting Standards Issued
---------------------------
    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 regarding disclosures about pensions and other postretirement benefits. We must adopt the requirements of this standard in our financial statements for the year ended December 31, 1998.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 about accounting for the costs of computer software developed or obtained for internal use. We must adopt the requirements of this statement in our financial statements for year ended December 31, 1999.

    We do not expect the adoption of these standards to have a material impact on our financial results or financial statement disclosures.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. However, we disclose information about our risk management policies in Note 1 of our 1997 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


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

    The first type are direct claims by individuals exposed to asbestos. We described these claims in a Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 520 individuals that were never employees of the Company each claim $6 million in damages ($2 million compensatory and $4 million punitive). We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

     o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
     o the names of the plaintiff's employers, and
     o the date on which the exposure allegedly occurred.


    In 1997, six of these cases were settled before trial for amounts that were immaterial. Four more trials are currently scheduled -- two in 1998 and two in 1999.

    The second type are claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibit No. 12    Computation of Ratio of Earnings to Fixed Charges and
                           Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred and Preference Dividend
                           Requirements.

         Exhibit No. 27    Financial Data Schedule.



(b) Reports on Form 8-K for the quarter ended March 31, 1998:


         None.




                                    SIGNATURE
                          ----------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                              ----------------------------------
                                                         (Registrant)


Date:        May 14, 1998                               /s/ D. A. Brune
             ------------                     ----------------------------------
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