Form 10-Q
period 1998-06-30
BALTIMORE GAS & ELECTRIC CO
filed 1998-08-13
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended June 30, 1998
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                               Maryland 52-0280210
      --------------------------- --- -------------------------------------
           (State of Incorporation) (IRS Employer Identification No.)



                39 W. Lexington Street Baltimore, Maryland 21201
 --------------------------------- ---------------------------------- ---- -----
               (Address of principal executive offices) (Zip Code)



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

Yes   X        No

Common Stock, without par value - 148,672,582 shares outstanding on July 31, 1998.

                                           BALTIMORE GAS AND ELECTRIC COMPANY

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)
---------------------------------------------

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                                  1998           1997            1998            1997
                                                               -----------     ----------      ----------     -----------
                                                                        (In Millions, Except Per-Share Amounts)

Revenues
  Electric                                                   $        525.2  $       498.1   $     1,024.3  $      1,015.4
  Gas                                                                  82.0           92.3           262.6           306.0
  Diversified businesses                                              160.4          156.0           346.8           312.7
                                                                -----------     ----------      ----------     -----------
  Total revenues                                                      767.6          746.4         1,633.7         1,634.1
                                                                -----------     ----------      ----------     -----------
Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                                  115.6          112.8           242.1           248.0
  Gas purchased for resale                                             32.2           48.2           130.4           181.4
  Operations                                                          139.7          133.2           265.8           265.0
  Maintenance                                                          57.9           62.7            92.1           102.2
  Diversified businesses - selling, general, and administrative       126.8          127.4           270.9           249.1
  Write-downs of real estate investments                                -             49.1              -             67.6
  Depreciation and amortization                                        89.6           85.2           186.1           170.8
  Taxes other than income taxes                                        49.6           49.0           106.6           107.3
                                                                -----------     ----------      ----------     -----------
  Total expenses other than interest and income taxes                 611.4          667.6         1,294.0         1,391.4
                                                                -----------     ----------      ----------     -----------
Income From Operations                                                156.2           78.8           339.7           242.7
                                                               -----------     ----------      ----------     -----------
Other Income
  Allowance for equity funds used during construction                   1.6            1.2             3.2             2.4
  Equity in earnings of Safe Harbor Water Power Corporation             1.2            1.2             2.5             2.5
  Net other income and (deductions)                                    (1.9)          (1.4)           (2.9)           (2.9)
                                                                -----------     ----------      ----------     -----------
  Total other income                                                    0.9            1.0             2.8             2.0
                                                                -----------     ----------      ----------     -----------
Income Before Interest and Income Taxes                               157.1           79.8           342.5           244.7
                                                                -----------     ----------      ----------     -----------
Interest Expense
  Interest charges                                                     59.6           59.8           121.4           116.1
  Distributions on company obligated mandatorily
    redeemable trust preferred securities                               0.8            -               0.8             -
  Capitalized interest                                                 (0.6)          (1.7)           (2.0)           (4.0)
  Allowance for borrowed funds used during construction                (0.9)          (0.7)           (1.7)           (1.3)
                                                                -----------     ----------      ----------     -----------
  Net interest expense                                                 58.9           57.4           118.5           110.8
                                                                -----------     ----------      ----------     -----------
Income Before Income Taxes                                             98.2           22.4           224.0           133.9
                                                                -----------     ----------      ----------     -----------
Income Taxes
  Current                                                              30.7           24.8            88.1            68.8
  Deferred                                                              6.1          (15.5)           (3.9)          (18.2)
  Investment tax credit adjustments                                    (1.8)          (1.9)           (3.6)           (3.8)
                                                                -----------     ----------      ----------     -----------
  Total income taxes                                                   35.0            7.4            80.6            46.8
                                                                -----------     ----------      ----------     -----------
Net Income                                                             63.2           15.0           143.4            87.1
Preference Stock Dividends                                              5.8            7.9            11.6            15.8
                                                                -----------     ----------      ----------     -----------
Earnings Applicable to Common Stock                          $         57.4  $         7.1   $       131.8  $         71.3
                                                                ===========     ==========      ==========     ===========

Average Shares of Common Stock Outstanding                            148.3          147.7           148.1           147.7

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                      $0.39          $0.05           $0.89           $0.48

Dividends Declared Per Common Share                                   $0.42          $0.41           $0.83           $0.81

Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                                   $         63.2  $        15.0   $       143.4  $         87.1
Other comprehensive loss, net of taxes                                 (1.0)          (0.7)           (0.1)           (1.8)
                                                                -----------     ----------      ----------     -----------
Comprehensive Income                                         $         62.2  $        14.3   $       143.3  $         85.3
                                                                ===========     ==========      ==========     ===========

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.
                             2

                                  BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                                       June 30,           December 31,
                                                                        1998*                 1997
                                                                    ---------------       --------------

                                                                               (In Millions)

  ASSETS
  Current Assets
    Cash and cash equivalents                                     $       302.5      $         162.6
    Accounts receivable (net of allowance for uncollectibles
          of $24.1 at June 30, 1998 and December 31, 1997 )               388.1                419.8
    Trading securities                                                    121.7                119.7
    Fuel stocks                                                            75.3                 87.6
    Materials and supplies                                                160.5                164.2
    Prepaid taxes other than income taxes                                   3.0                 65.2
    Assets from energy trading activities                                 351.3                  9.4
    Other                                                                  28.7                 27.4
                                                                    ---------------       --------------
    Total current assets                                                1,431.1              1,055.9
                                                                    ---------------       --------------
  Investments and Other Assets
    Real estate projects                                                  422.4                446.8
    Power generation systems                                              539.8                451.7
    Financial investments                                                 187.4                196.5
    Nuclear decommissioning trust fund                                    165.0                145.3
    Net pension asset                                                     114.8                113.0
    Safe Harbor Water Power Corporation                                    34.4                 34.4
    Senior living facilities                                               76.6                 62.2
    Other                                                                 106.1                 98.7
                                                                    ---------------       --------------
    Total investments and other assets                                  1,646.5              1,548.6
                                                                    ---------------       --------------
  Utility Plant
    Plant in service
      Electric                                                          6,805.2              6,725.6
      Gas                                                                 889.0                846.9
      Common                                                              547.2                554.1
                                                                    ---------------       --------------
      Total plant in service                                            8,241.4              8,126.6
    Accumulated depreciation                                           (2,966.9)            (2,843.4)
                                                                    ---------------       --------------
    Net plant in service                                                5,274.5              5,283.2
    Construction work in progress                                         205.1                215.2
    Nuclear fuel (net of amortization)                                    125.5                127.9
    Plant held for future use                                              25.2                 25.2
                                                                    ---------------       --------------
    Net utility plant                                                   5,630.3              5,651.5
                                                                    ---------------       --------------
  Deferred Charges
    Regulatory assets (net)                                               437.0                470.7
    Other                                                                  53.4                 46.7
                                                                    ---------------       --------------
    Total deferred charges                                                490.4                517.4
                                                                    ---------------       --------------
  TOTAL ASSETS                                                    $     9,198.3     $        8,773.4
                                                                    ===============       ==============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                                  BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                                      June 30,           December 31,
                                                                        1998*                 1997
                                                                    ---------------       --------------

                                                                               (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                         $       72.5        $       316.1
    Current portions of long-term debt and preference stock              631.0                271.9
    Accounts payable                                                     200.6                203.0
    Customer deposits                                                     32.5                 30.1
    Accrued taxes                                                          0.6                  5.5
    Accrued interest                                                      60.5                 58.4
    Dividends declared                                                    68.0                 66.3
    Accrued vacation costs                                                38.7                 36.2
    Liabilities from energy trading activities                           333.1                  8.6
    Other                                                                 26.1                 44.3
                                                                    ---------------       --------------
    Total current liabilities                                          1,463.6              1,040.4
                                                                    ---------------       --------------
  Deferred Credits and Other Liabilities
    Deferred income taxes                                              1,285.3              1,294.9
    Postretirement and postemployment benefits                           195.3                185.5
    Decommissioning of federal uranium enrichment facilities              34.9                 34.9
    Other                                                                 58.4                 58.4
                                                                    ---------------       --------------
    Total deferred credits and other liabilities                       1,573.9              1,573.7
                                                                    ---------------       --------------
  Capitalization
  Long-term Debt
    First refunding mortgage bonds of BGE                              1,570.8              1,570.8
    Other long-term debt of BGE                                        1,027.8                921.3
    Long-term debt of diversified businesses                             735.9                759.4
    Unamortized discount and premium                                     (13.3)               (13.7)
    Current portion of long-term debt                                   (508.0)              (248.9)
                                                                    ---------------       --------------
    Total long-term debt                                               2,813.2              2,988.9
                                                                    ---------------       --------------
  Company obligated mandatorily redeemable trust
     preferred securities                                                250.0                  -
                                                                    ---------------       --------------
  Redeemable Preference Stock                                            110.0                113.0
    Current portion of redeemable preference stock                      (103.0)               (23.0)
                                                                    ---------------       --------------
    Total redeemable preference stock                                      7.0                 90.0
                                                                    ---------------       --------------
  Preference Stock Not Subject to Mandatory Redemption                   210.0                210.0
    Current portion of preference stock not subject to
       mandatory redemption                                              (20.0)                 -
                                                                    ---------------       --------------
    Total  preference stock not subject to mandatory redemption          190.0                210.0
                                                                    ---------------       --------------
  Common Shareholders' Equity
    Common stock                                                       1,454.5              1,433.0
    Retained earnings                                                  1,441.3              1,432.5
    Accumulated other comprehensive income                                 4.8                  4.9
                                                                    ---------------       --------------
    Total common shareholders' equity                                  2,900.6              2,870.4
                                                                    ---------------       --------------
    Total capitalization                                               6,160.8              6,159.3
                                                                    ---------------       --------------
  TOTAL LIABILITIES AND CAPITALIZATION                            $    9,198.3      $       8,773.4
                                                                    ===============       ==============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                                      BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                             -----------------------------------
                                                                                 1998                 1997
                                                                             -------------        --------------
                                                                                        (In Millions)
Cash Flows From Operating Activities
  Net income                                                               $     143.4          $       87.1
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                209.0                 195.7
    Deferred income taxes                                                         (3.9)                (18.2)
    Investment tax credit adjustments                                             (3.6)                 (3.8)
    Deferred fuel costs                                                           20.4                  27.7
    Accrued pension and postemployment benefits                                   10.6                  (0.1)
    Write-downs of real estate investments                                         -                    67.6
    Allowance for equity funds used during construction                           (3.2)                 (2.4)
    Equity in earnings of affiliates and joint ventures (net)                    (11.9)                (15.6)
  Changes in assets from energy trading activities                              (341.9)                  -
  Changes in liabilities from energy trading activities                          324.5                   -
  Changes in other current assets                                                104.9                  57.9
  Changes in other current liabilities                                           (18.2)                (31.9)
  Other                                                                          (15.1)                 (0.8)
                                                                             -------------        --------------
  Net cash provided by operating activities                                      415.0                 363.2
                                                                             -------------        --------------
Cash Flows From Financing Activities
  Net maturity of short-term borrowings                                         (243.6)               (216.3)
  Proceeds from issuance of
    Long-term debt                                                               141.4                 528.3
    Common stock                                                                  12.6                   -
    Company obligated mandatorily redeemable
       trust preferred securities                                                250.0                   -
  Reacquisition of long-term debt                                                (59.1)               (102.2)
  Redemption of preference stock                                                  (3.0)                 (1.5)
  Common stock dividends paid                                                   (121.2)               (118.1)
  Preference stock dividends paid                                                (11.6)                (15.8)
  Other                                                                            8.7                   1.2
                                                                             -------------        --------------
  Net cash (used in) provided by financing activities                            (25.8)                 75.6
                                                                             -------------        --------------
Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                             (143.8)               (166.0)
  Allowance for equity funds used during construction                              3.2                   2.4
  Nuclear fuel expenditures                                                      (18.5)                (17.1)
  Deferred energy conservation expenditures                                      (10.8)                (13.1)
  Contributions to nuclear decommissioning trust fund                             (8.8)                 (8.8)
  Merger costs                                                                     -                   (22.4)
  Purchases of marketable equity securities                                      (16.5)                 (9.9)
  Sales of marketable equity securities                                           18.7                  21.5
  Other financial investments                                                     13.6                  (0.9)
  Real estate projects                                                            26.9                  23.4
  Power generation systems                                                       (82.1)                (17.2)
  Other                                                                          (31.2)                (26.2)
                                                                             -------------        --------------
  Net cash used in investing activities                                         (249.3)               (234.3)
                                                                             -------------        --------------

Net Increase in Cash and Cash Equivalents                                        139.9                 204.5
Cash and Cash Equivalents at Beginning of Period                                 162.6                  66.7
                                                                             -------------        --------------
Cash and Cash Equivalents at End of Period                                 $     302.5          $      271.2
                                                                             =============        ==============
Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                             $     114.7          $      100.6
    Income taxes paid                                                      $      89.9          $       57.9

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

Comprehensive Income
--------------------
    We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Comprehensive income includes net income plus all changes in shareholders' equity for the period, excluding shareholder transactions (some examples are stock issuances and dividend payments). Our comprehensive income includes net income plus the effect of unrealized gains or losses on available-for-sale securities. We have presented comprehensive income in the Consolidated Statements of Comprehensive Income on page 2, and accumulated other comprehensive income in the Consolidated Balance Sheets on page 4.

BGE Financing Activity
----------------------

Issuances
---------
    On June 15, 1998, BGE Capital Trust I (Trust), a Delaware business trust established by BGE, issued 10,000,000 Trust Originated Preferred Securities (TOPrS) for $250 million ($25 liquidation amount per preferred security) with a distribution rate of 7.16%. The TOPrS are included as "Company obligated mandatorily redeemable trust preferred securities" in the Consolidated Balance Sheets on page 4.

    The Trust used the net proceeds of $242.1 million from the issuance of the preferred securities to purchase a series of 7.16% Deferrable Interest Subordinated Debentures due June 30, 2038 (Debentures) from BGE with the same terms as the TOPrS. The Trust must redeem the TOPrS at $25 per preferred security plus accrued but unpaid distributions when the Debentures are paid at maturity or upon any earlier redemption. BGE has the option to redeem the Debentures at any time on or after June 15, 2003 or at any time when certain tax or other events occur.

    The interest paid on the Debentures, which the Trust will use to make distributions on the TOPrS, is included in Interest Expense in the Consolidated Statements of Income on page 2 and is deductible for income tax purposes.

    BGE fully and unconditionally guarantees the TOPrS based on its various obligations relating to the Debentures and the TOPrS.

    We issued the following medium-term notes during the period from January 1, 1998 through the date of this report:

                                       Date      Net
                            Principal  Issued  Proceeds
                            --------- -------- ---------
                                  (In millions)
Series E
--------
6.21%, due 2008               $16.5    4/98      $16.4
Series G
--------
6.36%, due 2008               $25.0    3/98      $24.9
6.21%, due 2008               $25.0    4/98      $24.9
6.20%, due 2008               $40.0    4/98      $39.8

     During the period from January 1, 1998 through the date of this report, we issued a total of 1,005,468 shares of common stock, without par value, under our Common Stock Continuous Offering Program and our Dividend Reinvestment and Stock Purchase Plan. Our net proceeds were about $32.5 million.

Early Redemptions
-----------------
    During the period from January 1, 1998 through the date of this report, we redeemed or announced the partial or full redemption of several series of long-term debt and preference stock prior to their maturity dates or required redemption dates as follows:

           Series           Principal  Date      Price
           ------             or Par Redeemed    Paid
                             ------- ---------  -------
                                 (In millions)
7 1/2%  First Refunding Mortgage
  Bonds due  4/15/2023        $15.9    8/98     $100.00
7.78% 1973 Preference Stock   $20.0    7/98     $101.00
7.50% 1986 Preference Stock   $33.5    7/98     $102.50
6.75% 1987 Preference Stock   $39.5    7/98     $102.25

    In addition, we made the following optional sinking fund redemptions:

            Series           Principal  Date      Price
            ------            or Par  Redeemed     Paid
                            --------- ---------  --------
                                   (In millions)

6.75% 1987 Preference Stock    $1.5     4/98    $100.00
7.85% 1991 Preference Stock    $7.0     7/98    $100.00

    The above referenced early redemptions of preference stock are in addition to mandatory redemptions of preference stock also made during this period.

    In the future, we may purchase some of our long-term debt or preference stock in the market. This will depend on market conditions and our capital structure, including our mix of secured and unsecured debt.

Diversified Business Financing Activity
---------------------------------------
    We describe our diversified businesses in the "Diversified Businesses" section of Management's Discussion and Analysis beginning on page 18. In the first quarter of 1998, affiliates of our power generation business, Constellation Power, Inc., entered into a $92.5 million credit facility to finance the acquisition of existing generating facilities and the development and construction of new generating facilities in Guatemala. At the date of this report, Constellation Power's obligation under the facility was approximately $83 million.

    In August 1998, Constellation Enterprises(TM), Inc. entered into a $75 million credit facility to provide for the issuance of letters of credit for its subsidiaries. The facility expires September 30, 1998. At the date of this report, no amounts are outstanding under this credit facility.

    Please refer to the "Diversified Business Debt and Liquidity" section of Management's Discussion and Analysis on page 23 for additional information about the debt of our diversified businesses.

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

    In July 1998, we terminated the electric capacity contract awarded to PECO Energy Company (PECO) in a 1994 competitive bidding program. The contract provided for PECO to supply us 140 MW of firm electric capacity and associated energy for 25 years.

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

    Title I addresses emissions of NOx, but the regulations of this title have not been finalized by the Federal government. The Maryland Department of the Environment (MDE) issued NOx regulations which took effect June 1, 1998. These regulations require major NOx sources to reduce NOx emissions up to 65% by May, 1999. Based on existing MDE regulations and proposed federal regulations, we currently estimate that the additional controls needed at our generating plants will cost approximately $120 million.

    While we are already taking steps to control NOx emissions at our generating plants, we communicated to MDE that we cannot install the required technology at our Brandon Shores plant in time to meet the 1999 deadline referred to above. We discuss this further in "Part II Other Information - Legal Proceedings" on page 26.

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

    The Environmental Protection Agency (EPA) and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites. We can, however, estimate that our current 15.79% share of the possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia), could be as much as $6 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision recently issued by the EPA. The cleanup costs for some of the remaining sites could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

    Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site. We submitted the required remedial action plans and they have been approved by MDE. Based on several remedial action options for all sites, the costs we consider to be probable to remedy the contamination are estimated to total $50 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5 of our 1997 Annual Report on Form 10-K. We are also required by accounting rules to disclose additional costs we consider to be less likely than probable costs, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $48 million in nominal dollars ($11 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 60 years).

    Our potential environmental liabilities and pending environmental actions are described in our 1997 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters."

Nuclear Insurance
-----------------
    If there were an accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs), it could have a substantial adverse financial effect on BGE. The primary contingencies that would result from an incident at Calvert Cliffs could include:

     o physical damage to the plant,
     o recoverability  of  replacement  powercosts, and
     o our liability to third parties for property damage and bodily injury.

    We have insurance policies that cover these contingencies, but the policies have certain exclusions. Furthermore, the costs that could result from a covered major accident or a covered extended outage at either of the Calvert Cliffs units could exceed our insurance coverage limits.

    For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage for replacement power costs up to $494.2 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.8 million per unit if an outage to both units at the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $23 million.

    In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. At the date of this report, the limit for third party claims from a nuclear incident is $8.92 billion under the provisions of the Price Anderson Act. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $159 million per incident. That amount would be payable at a rate of $20 million per year.

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

Recoverability of Electric Fuel Costs
-------------------------------------
    By law, we are allowed to recover our cost of electric fuel if the Maryland Public Service Commission (Maryland PSC) finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will evaluate the performance of our generating plants, and will determine if we used all reasonable and cost-effective maintenance and operating control procedures.

    The Maryland PSC, under the Generating Unit Performance Program, measures annually whether we have maintained the productive capacity of our generating plants at reasonable levels. To do this, the program uses a system-wide generating performance target and an individual performance target for each base load generating unit. In fuel rate hearings, actual generating performance adjusted for planned outages will be compared first to the system-wide target. If that target is met, it should mean that the requirements of Maryland law have been met. If the system-wide target is not met, each unit's adjusted actual generating performance will be compared to its individual performance target to determine if the requirements of Maryland law have been met and, if not, to determine the basis for possibly imposing a penalty on BGE. Even if we meet these targets, parties to fuel rate hearings may still question whether we used all reasonable and cost-effective procedures to try to prevent an outage. If the Maryland PSC decides we were deficient in some way, the Maryland PSC may not allow us to recover the cost of replacement energy.

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

California Power Purchase Agreements
------------------------------------
    Constellation Power, Inc. and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $275 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $7 million, or $.05 per share, for the quarter ended June 30, 1998 and $17 million, or $.12 per share for the six months ended June 30, 1998.

    Under these agreements, the projects supply electricity to utility companies at:
     o a fixed rate for capacity and energy for thefirst 10 years of the agreements, and
     o a fixed rate for capacity plus a variable rate for energy based on the utilities' avoided cost for the remaining term of the agreements.

    Generally, a "capacity rate" is paid to a power plant for its availability to supply electricity, and an "energy rate" is paid for the electricity actually generated. "Avoided cost" generally is the cost of a utility's cheapest next-available source of generation to service the demands on its system.

    We use the term transition period to describe the time frame when the 10-year periods for fixed energy rates expire for these 15 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000. At the date of this report, six projects had already transitioned to variable rates and two other projects will transition later in 1998. The remaining seven projects will transition in 1999 or 2000.

    The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced total lower earnings from the California projects because the combined revenues from the remaining projects, which continued to supply electricity at fixed rates, were high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects to also be lower than they are under fixed rates. It is difficult to estimate how much lower the revenues may be, but Constellation Power's earnings could be affected significantly. However, the California projects that make the highest revenues will transition to variable rates in 1999 and 2000. As a result, we do not expect Constellation Power to have significantly lower earnings due to the transition to variable rates before 2000.

    Constellation Power is pursuing alternatives for some of these power generation projects including:

     o repowering the projects to reduce operating costs,
     o changing fuels to reduce operating costs,
     o renegotiating the power purchase agreements to improve the terms,
     o restructuring financings to improve the financing terms, and
     o selling its ownership interests in the projects.

    We cannot predict the financial effects of the transition from fixed to variable rates on Constellation Power or on BGE, but the effects could be material.

Constellation Real Estate
-------------------------
    In May 1998, Constellation Real Estate Group (CREG), announced that it has entered into an agreement with Corporate Office Properties Trust (COPT), a real estate investment trust based in Philadelphia. Under the terms of the agreement:

     o COPT will pay CREG approximately $108 million in either cash or debt assumption, and securities comprised of approximately 6.93 million shares of common stock and $24 million in convertible preferred stock on the closing date,
     o CREG will contribute up to 16 operating properties and 2 properties under development totaling 1.8 million square feet of office and retail space as well as certain other assets,
     o COPT will receive certain options and first refusal rights to approximately 91 acres of identified properties which are next to office properties being acquired by them and which have terms that range from 2-5 years, and
     o CREG will become COPT's single largest investor, with approximately a 41.5% common stock ownership interest on the closing date.

    The agreement must be approved by the COPT shareholders which is expected to occur in the third quarter of 1998. There can be no assurances that the agreement will be approved by the COPT shareholders.

    If the COPT agreement is approved, the remaining real estate projects held by our real estate business, will consist mostly of certain retail, office, and land development projects in the Baltimore-Washington corridor.

    CREG's real estate portfolio has continued to incur carrying costs and depreciation over the years. Additionally, CREG has been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.

     Cash flow from real estate operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash obtained from the cash flows of, or additional borrowings by, other BGE subsidiaries.

    We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate investments. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict.

    Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it, as in the COPT transaction  discussed  above.  Management  evaluates  strategies  for  all  its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources and changes in the utility industry will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

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

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

    As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters and six month periods ended June 30, 1998 and 1997. In Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

    The electric utility industry is undergoing rapid and substantial change. Competition in the generation part of our business is increasing. The regulatory environment (federal and state) is shifting toward customer choice. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 13. They are discussed in detail in our 1997 Annual Report on Form 10-K.

Results of Operations for the Quarter and Six Months Ended June 30, 1998 Compared With the Same Periods of 1997
--------------------------------------------------------------------------------
   In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

Utility business......   $.34   $.23     $.75      $.62
Diversified businesses    .05    .04      .14       .16
                          ---    ---      ---       ---
Total earnings per share
  from operations.....    .39    .27      .89       .78
Write-downs of real
  estate investments..     -    (.22)      -       (.30)
                         ----   ----     ----      ----
Total earnings per share $.39   $.05     $.89      $.48
                         ====   ====     ====      ====

Quarter Ended June 30, 1998
---------------------------
    Our total earnings for the quarter ended June 30, 1998 increased $50.3 million, or $.34 per share, compared to the same period of 1997. Our total earnings improved mostly because in 1997 our real estate business wrote down its investment in a real estate project by $31.9 million after-tax, or $.22 per share. We discuss this write-down further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the second quarter of 1998, we had higher utility earnings from operations than we did in the same period of 1997 mostly because we sold more electricity. We discuss our utility earnings in more detail in the "Utility Business" section beginning on page 12.

    In the second quarter of 1998, diversified business earnings from operations increased compared to the same period of 1997 mostly because of higher earnings from our financial investments and power marketing businesses. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 18.

Six Months Ended June 30, 1998
------------------------------
    Our total earnings for the six months ended June 30, 1998 increased $60.5 million, or $.41 per share, compared to the same period of 1997 mostly because of the $31.9 million after-tax real estate write-down mentioned above and a $12 million after-tax, or $.08 per share, write-down of an investment in another real estate project in the first quarter of 1997. We discuss these write-downs further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the six months ended June 30, 1998, we had higher utility earnings from operations than we did in the same period of 1997 mostly because we sold more electricity and we had lower operations and maintenance expenses. Utility earnings would have been higher except we had lower gas sales due to milder winter weather this year (people use less gas to heat their homes in milder weather). We discuss our utility earnings in more detail in the "Utility Business" section below.

    In the six months ended June 30, 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from our real estate and senior-living facilities business. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 18.

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

    In addition, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity (primarily with other utilities). We charge the actual cost of these items to the customer with no profit to us. We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 16.

    We also charge our gas customers separately for the natural gas they consume. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 17.

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

    The following chart shows the number of heating and cooling degree days in 1998 and 1997, and shows the percentage change in the number of degree days from the prior period.

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

Heating degree days...   463     671     2,485     2,923
Percent change
  compared to prior period   (31.0)%         (15.0)%

Cooling degree days...   258     179       279       182
Percent change
  compared to prior period    44.1%           53.3%

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

    On July 1, 1998, BGE and all other Maryland investor-owned electric utilities filed with the Maryland PSC their individual proposals for the transition from a regulated electric supply system to one where generation is priced based on a competitive retail electric market. In our plan, we proposed that:

     o All customers would be able to choose other suppliers or our service,
     o We would guarantee our service at rates frozen until July 2002. Prices would then be adjusted for inflation until the transition is complete, but not beyond 2008,
     o Customers who choose an alternate supplier would receive a shopping credit. This credit would reduce their BGE bill by the market value of capacity, energy, and other services that we no longer provide those customers,
     o We will attempt to reduce potentially stranded investments by lowering operating costs and applying all earnings in excess of our authorized rate of return to accelerate the depreciation of generation assets. This would lower the generation asset book values to their competitive market value thereby reducing any potentially stranded investment,
     o Market value of generation assets will be determined by annual independent appraisals beginning in 2002 and continuing through the transition period, and
     o When the difference between the book value and market value of generation assets is within 10%, the transition period ends and a non-bypassable surcharge will be applied to customers' bills to recover the remaining stranded investments over a two to three year period.

    The Maryland PSC will hold hearings to individually examine our electric restructuring proposal and those of the other Maryland investor-owned utilities. The current schedule is calling for settlement conferences to occur prior to December 1, 1998. Other parties participating in the proceeding must file their positions by that date. Absent a settlement, the Maryland PSC is to issue an order to each utility by October 1, 1999.

    We regularly reevaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory changes. However, we cannot predict the ultimate effect competition or regulatory change will have on our earnings.

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

Strategies
----------
    We will continue to develop strategies to keep us competitive. These strategies might include one or more of the following:

     o the complete or partial separation of our generation, transmission and distribution functions,
     o purchase or sale of generation assets,
     o mergers or acquisitions of utility or non-utility businesses,
     o spin-off or sale of one or more businesses, and
     o growth of revenues from diversified businesses.

    We discuss our diversified businesses in the "Diversified Businesses" section beginning on page 18.

    We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

Electric business.....   $.33   $.23     $.63     $.50
Gas business..........    .01      -      .12      .12
                          ---    ---      ---      ---
Total utility
  earnings per share..   $.34   $.23     $.75     $.62
                         ====   ====     ====     ====

    Our utility earnings for the quarter ended June 30, 1998 increased $15.1 million, or $.11 per share compared to the same quarter of 1997. Our utility earnings for the six months ended June 30, 1998 increased $18.5 million, or $.13 per share compared to the same six months of 1997. We discuss the factors affecting utility earnings below.

Electric Operations
-------------------

Electric Revenues
-----------------
    The changes in electric revenues in 1998 compared to 1997 were caused by:

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                        1998 vs. 1997     1998 vs. 1997
                       --------------  ------------------
                                (In millions)

Electric system
  sales volumes.......     $25.8              $17.6
Base rates............      (1.4)              (5.7)
Fuel rates............      (0.5)              (4.4)
                            ----               ----
Total change in electric
  revenues from electric
  system sales........      23.9                7.5
Interchange and
  other sales.........       2.8               (0.5)
Other.................       0.4                1.9
                             ---                ---
Total change in
  electric revenues...     $27.1               $8.9
                           =====               ====

Electric System Sales Volumes
-----------------------------
    "Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1998 compared to 1997 were:

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                        1998 vs. 1997     1998 vs. 1997
                       --------------  ------------------
    Residential             4.8%              (0.3)%
    Commercial              6.1                4.0
    Industrial              5.0                2.0

    During the quarter ended June 30, 1998, we sold more electricity to residential and commercial customers mostly due to warmer weather and higher usage per customer. We sold more electricity to industrial customers due to higher usage by industrial customers and an increased number of customers.

    During the six months ended June 30, 1998, we sold about the same amount of electricity to residential customers as we did in 1997. We sold more electricity to commercial customers mostly due to higher usage per customer. We sold more electricity to industrial customers due to an increased number of customers and higher usage per customer.

Base Rates
----------
    During the quarter and six months ended June 30, 1998, base rate revenues were lower than they were in the same periods of 1997. Although we sold more electricity this year, our base rate revenues decreased because of a lower energy conservation surcharge.

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

    We discuss the fuel rate in detail in Note 1 of our 1997 Annual Report on Form 10-K.

    Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 9.

    During the quarter and six months ended June 30, 1998, fuel rate revenues decreased compared to the same periods of 1997. Even though we sold more electricity, the fuel rate was lower, reflecting a less-costly mix of generating plants and electricity purchases.

Interchange and Other Sales
---------------------------
    "Interchange and other sales" are sales of energy in the Pennsylvania-New Jersey-Maryland (PJM) Interconnection energy market and to others. The PJM is a regional power pool with members that include many wholesale market participants, as well as BGE and seven other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

    During the quarter ended June 30, 1998, we had higher interchange and other sales mostly because the price per megawatt of electricity we sold was higher due to market conditions.

    During the six months ended June 30, 1998, we had about the same amount of interchange and other sales as we did in the corresponding period of 1997.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

                               (In millions)

Actual costs.........   $124.1  $115.9  $238.7    $246.0
Net recovery (deferral)
  of costs under electric
  fuel rate clause (see
  Note 1 of our 1997
Form 10-K)...........     (8.5)   (3.1)    3.4       2.0
                          ----    ----     ---       ---
Total electric fuel and
  purchased energy
  expenses...........   $115.6  $112.8  $242.1    $248.0
                        ======  ======  ======    ======

Actual Costs
------------
    During the quarter ended June 30, 1998, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were higher than in the same period of 1997 mostly because we generated more electricity due to increased demand.

    During the six months ended June 30, 1998, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were lower than in the same period of 1997 mostly for two reasons: we bought less electricity from other utilities because we were able to meet demand using the electricity we generated, and we were able to use a less-costly mix of generating plants.

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

    During the quarter ended June 30, 1998, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

    During the six months ended June 30, 1998, our actual costs of fuel and energy were lower than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------
    The changes in gas revenues in 1998 compared to 1997 were caused by:

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                        1998 vs. 1997     1998 vs. 1997
                       --------------  ------------------
                                (In millions)

Gas system
  sales volumes.......      $(1.9)            $(5.6)
Base rates............        4.6               9.3
Weather normalization.        2.6               3.4
Gas cost adjustments..      (18.7)            (57.3)
                            -----             -----
Total change in gas
  revenues from gas
  system sales........      (13.4)            (50.2)
Off-system sales......        3.2               6.9
Other.................       (0.1)             (0.1)
                             ----              ----
Total change in
  gas revenues........     $(10.3)           $(43.4)
                           ======            ======

Gas System Sales Volumes
------------------------
    The percentage changes in our gas system sales volumes, by type of customer, in 1998 compared to 1997 were:

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                        1998 vs. 1997     1998 vs. 1997
                       --------------  ------------------

   Residential             (18.6)%           (10.4)%
   Commercial               (9.1)             (8.8)
   Industrial              (14.6)            (11.2)

    During the quarter ended June 30, 1998, we sold less gas to residential and commercial customers mostly due to milder weather. We sold less gas to industrial customers mostly because usage by Bethlehem Steel (our largest customer) and other industrial customers decreased.

    During the six months ended June 30, 1998, we sold less gas to residential and commercial customers mostly due to milder weather and lower usage per customer. We would have sold even less gas to residential and commercial customers except the number of customers increased. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased. We would have sold even less gas to industrial customers except the mild weather caused fewer service interruptions. Sometimes we need to interrupt service during periods with the highest demand. Some industrial customers pay reduced rates in exchange for our right to interrupt their service during these periods.

Base Rates
----------
    During the quarter and six months ended June 30, 1998, base rate revenues were higher than they were during the same periods of 1997. Although we sold less gas during 1998, our base rate revenues increased because of two factors. Effective March 1, 1998, the Maryland PSC allowed us to increase our base rates -- which will increase our base rate revenues over the twelve-month period March 1998 through February 1999 by $16 million, and we had a higher energy conservation surcharge in effect during 1998.

Weather Normalization
---------------------
    Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas revenues to eliminate the effect of seasonal weather patterns on our gas system sales volumes. This means our monthly gas revenues will be based on weather that is considered "normal" for the month and, therefore, will not be affected by actual weather conditions.

Gas Cost Adjustments
--------------------
     We charge our gas customers for the natural gas they consume using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section on page 16.

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

    During the quarter and six months ended June 30, 1998, gas adjustment revenues decreased mostly because we sold less gas.

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

    During the quarter and six months ended June 30, 1998, revenues from off-system gas sales increased mostly because we sold more gas off-system, and we sold it at a higher price. These changes in off-system sales did not significantly impact earnings.

Gas Purchased For Resale Expenses
---------------------------------
                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

                                (In millions)

Actual costs.........  $32.6    $38.7    $129.1   $173.5
Net recovery (deferral)
  of costs under gas
  adjustment clauses
  (see Note 1 of our
  1997 Form 10-K)....   (0.4)     9.5       1.3      7.9
                        ----      ---       ---      ---
Total gas purchased
  for resale expenses  $32.2    $48.2    $130.4   $181.4
                       =====    =====    ======   ======

Actual Costs
------------
    Actual costs include the cost of gas purchased for resale to our customers and for sale off-system. Actual costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

    During the quarter and six months ended June 30, 1998, actual gas costs decreased mostly because we sold less gas.

Gas Adjustment Clauses
----------------------
    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter ended June 30, 1998, our actual gas costs were higher than the fuel rate revenues we collected from our customers.

    During the six months ended June 30, 1998, our actual gas costs were lower than the fuel rate revenues we collected from our customers.

Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
    During the quarter ended June 30, 1998, our operations and maintenance expenses increased $1.7 million. These expenses increased mostly because of a $6.0 million write-off of contributions to a third party for a low-level radiation waste facility that was never completed. Operations and maintenance costs would have been higher except we had lower labor costs and lower costs associated with a regular maintenance outage at Calvert Cliffs.

    During the six months ended June 30, 1998, our operations and maintenance expenses decreased $9.3 million. These expenses decreased mostly because of lower labor costs and because we had lower costs associated with a regular maintenance outage at Calvert Cliffs. Operations and maintenance costs would have been even lower except for the $6.0 million write-off for the low-level radiation waste facility discussed above.

Depreciation and Amortization Expenses
--------------------------------------
    During the quarter ended June 30, 1998, depreciation and amortization increased $4.4 million. These expenses increased mostly because we had more plant in service (as our level of plant in service changes, the amount of our depreciation and amortization expenses changes).

    During the six months ended June 30, 1998, depreciation and amortization increased $15.3 million. These expenses increased mostly for two reasons: we had more plant in service, and we reduced the amortization period for certain computer software during the first quarter of 1998.

Other Income and Expenses
-------------------------

Interest Charges
----------------
    Interest charges represent the interest on our outstanding debt. During the quarter ended June 30, 1998, we had about the same amount of interest charges compared to the same period of 1997. During the six months ended June 30, 1998, we had $5.3 million of higher interest charges compared to the same period of 1997 primarily because we had more debt outstanding.

Income Taxes
------------
    During the quarter ended June 30, 1998, our total income taxes increased $27.6 million. During the six months ended June 30, 1998, our total income taxes increased $33.8 million. Income taxes increased during both periods compared to last year because we had higher taxable income from both our utility operations and our diversified businesses.

Diversified Businesses
----------------------
    In the 1980s, we began to diversify our business in response to limited growth in gas and electric sales. Today, we continue to diversify our business in response to regulatory changes in the utility industry, but we are focusing our subsidiary operations on energy-related businesses.

    We have combined our diversified businesses under Constellation Enterprises, Inc. They are as follows:

     o Constellation Power Source, Inc. -- our power marketing business,
     o Constellation Power, Inc. -- our power generation business,
     o Constellation Energy Source(TM), Inc. -- our energy products and services business,
     o BGE Home Products & Services, Inc. and Subsidiaries -- our home products, commercial building systems, and residential and small commercial natural gas brokering business,
     o Constellation Investments, Inc. -- our financial investments business, and
     o Constellation Real Estate Group, Inc. -- our real estate and senior-living facilities business.

Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                        Quarter Ended   Six Months Ended
                           June 30           June 30
                       --------------  ------------------
                         1998   1997     1998      1997
                       ------- ------  --------  --------

Power marketing.......   $.01   $.00     $.01     $.00
Power generation......    .04    .05      .11      .12
Energy products and
  services............   (.01)  (.02)    (.02)    (.02)
Home products and
  commercial building
  systems.............    .01    .01      .02      .02
Financial investments.    .03    .02      .07      .05
Real estate and
  senior-living.......   (.03)  (.01)    (.05)     .00
Other.................    .00   (.01)     .00     (.01)
                          ---   ----      ---     ----
Total diversified business
  earnings per share
  from operations.....    .05    .04      .14      .16
Write-downs of real
  estate investments..     -    (.22)      -      (.30)
                         ----   ----     ----      ----
Total earnings per share $.05  $(.18)    $.14    $(.14)
                         ====  =====     ====     =====

Quarter Ended June 30, 1998
---------------------------
    Our total diversified business earnings for the quarter ended June 30, 1998 increased $35.2 million, or $.23 per share, compared to the same period of 1997. This is mostly because in 1997 our real estate business wrote down its investment in a real estate project by $31.9 million after-tax, or $.22 per share. We discuss this write-down further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the second quarter of 1998, diversified business earnings from operations increased compared to the same period of 1997 mostly because of higher earnings from our financial investments and power marketing businesses.

Six Months Ended June 30, 1998
------------------------------
    Our total diversified business earnings for the six months ended June 30, 1998 increased $42.0 million, or $.28 per share, compared to the same period of 1997 mostly because of the $31.9 million after-tax real estate write-down mentioned above and a $12 million after-tax, or $.08 per share, write-down of an investment in another real estate project in the first quarter of 1997. We discuss these write-downs further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the six months ended June 30, 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from our real estate and senior-living facilities business.

Power Marketing
---------------
    Constellation Power Source, Inc. provides power marketing and risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives.

    In addition, in March 1998, Constellation Power Source and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada.

    Constellation Power Source's business activities include trading:

     o  electricity,
     o  other  energy  commodities,  and
     o  related  derivative contracts.

    Constellation  Power  Source  reports  these  trading  activities  using the
mark-to-market  method  of  accounting.   Under  the  mark-to-market  method  of
accounting, we report:

     o commodity positions and derivatives at fair value as "Assets from energy trading activities" on page 3 and "Liabilities from energy trading activities" on page 4 in the Consolidated Balance Sheets, and
     o changes in the fair value of these assets and liabilities as components of "Diversified businesses revenues" in the Consolidated Statements of Income on page 2.

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

    Constellation Power Source management uses its best estimates to determine the fair value of the commodities and derivatives positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material.

    During the quarter and six months ended June 30, 1998, earnings from our power marketing business increased compared to the same periods of 1997 because Constellation Power Source had minimal trading activity in 1997. Assets and liabilities from energy trading activities increased because of greater trading activity and higher market prices as of June 30, 1998.

Power Generation
----------------

Overview
--------
    Constellation Power, Inc. develops, owns, and operates domestic and international power generation projects and manages power generation projects owned by Constellation Investments, Inc.

    During the quarter and six months ended June 30, 1998, earnings from our power generation business decreased compared to the same period of 1997 mostly due to our share of lower earnings from various energy projects.

California Power Purchase Agreements
------------------------------------
    Constellation Power and Constellation Investments have $275 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $7 million, or $.05 per share, for the quarter ended June 30, 1998 and $17 million, or $.12 per share for the six months ended June 30, 1998.

    Under these agreements, the electricity rates change from fixed rates to variable rates during 1996 through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates. However, the California projects that make the highest revenues will transition in 1999 and 2000. As a result, we do not expect Constellation Power to have significantly lower earnings before 2000 due to the transition to variable rates. We cannot predict the financial effects of the transition from fixed to variable rates on Constellation Power or on BGE, but the effects could be material.

    We describe these projects and the transition process in detail in the Notes to Consolidated Financial Statements on page 9.

International
-------------
    Constellation Power's business in Latin America:

     o develops, acquires, owns, and operates power generation projects, and
     o acquires and owns distribution systems.

    At June 30, 1998, Constellation Power had invested about $103 million and committed another $13 million in power projects in Latin America.

    In the future, Constellation Power may expand its power generation business further in both domestic and international projects.

Energy Products and Services
----------------------------
    Constellation Energy Source, Inc. offers energy products and services designed to provide solutions to the energy needs of mid-sized to large commercial and industrial customers. These energy products and services include:

     o Wholesale and retail natural gas, and
     o A broad range of customized energy products and services, including private electric and gas distribution systems, energy consulting, power quality services, and campus and multi-building energy systems.

    During the quarter ended June 30, 1998, earnings from our energy products and services business were slightly higher than they were in the same period of 1997 mostly due to greater natural gas sales.

    During the six months ended June 30, 1998, earnings from our energy products and services business were about the same as they were in the corresponding period of 1997.

Home Products and Commercial Building Systems
---------------------------------------------
    BGE Home Products & Services, Inc. and its subsidiaries:

     o  sell  and  service  electric  and  gas  appliances,
     o  engage  in  home improvements, and
     o sell and service heating, air conditioning,plumbing, electrical, and indoor air quality systems.

    In addition, effective July 1, 1998, BGE Home Products & Services began offering natural gas brokering services to residential and small commercial customers.

    During the quarter and six months ended June 30, 1998, earnings from our home products and commercial building systems business were about the same as they were in the corresponding periods of 1997.

Financial Investments
---------------------
    Constellation Investments, Inc. engages in financial investments, including:

     o marketable securities,
     o financial limited partnerships, and
     o financial guaranty insurance companies.

    During the quarter and six months ended June 30, 1998, earnings from financial investments were higher compared to the same periods of 1997 mostly due to two factors. We recorded a $1.3 million after-tax write-down of one investment during the second quarter of 1997. We did not have a similar write-down in the same period of 1998. We also had improved earnings from financial investments during both periods of 1998 due to market conditions.

Real Estate and Senior-Living
-----------------------------
    Constellation Real Estate Group, Inc. (CREG) develops, owns, and manages real estate and senior-living facilities, including:

     o land under development,
     o office buildings,
     o retail projects,
     o distribution facility projects,
     o an entertainment, dining, and retail complex in Orlando, Florida,
     o a mixed-use planned-unit development, and
     o senior-living facilities.

    During the quarter and six months ended June 30, 1998, real estate and senior living facilities earnings from operations decreased compared to the same period of 1997 mostly due to lower earnings from various real estate projects.

    In May 1998, CREG announced that it had entered into an agreement with Corporate Office Properties Trust (COPT), a real estate investment trust based in Philadelphia. Under the agreement, CREG will contribute certain properties and other assets for a combination of cash, debt assumption, and COPT securities.

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

    We discuss CREG's real estate business and the announced agreement with COPT further in the Notes to Consolidated Financial Statements on page 10.

Liquidity and Capital Resources
-------------------------------
Overview
--------
    Our business requires a great deal of capital. Our actual capital requirements for the six months ended June 30, 1998, along with estimated annual amounts for the years 1998 through 2000, are shown below. For the twelve months ended June 30, 1998, our ratio of earnings to fixed charges was 3.11 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.68.

                                                           Six Months Ended
                                                                 June                   Calendar Year Estimate
                                                                  1998               1998        1999        2000
                                                               -----------        ------------ ---------- -----------
                                                                                 (In millions)
Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
   Electric.................................................  $    109            $  236        $  272      $  273
   Gas......................................................        25                70            76          72
   Common...................................................         5                34            27          24
                                                                   ---               ---           ---         ---
   Total construction expenditures..........................       139               340           375         369
AFC.........................................................         5                 9            11          14
Nuclear fuel (uranium purchases
  and processing charges)...................................        19                50            50          48
Deferred energy conservation
  expenditures..............................................        11                15             1           -
Retirement of long-term debt and
  redemption of preference stock ...........................         3               222           341         254
                                                                   ---               ---           ---         ---
Total utility business
  capital requirements......................................       177               636           778         685
                                                                   ---               ---           ---         ---

Diversified Business Capital Requirements:
------------------------------------------
Investment requirements.....................................        56               187           146         157
Retirement of long-term debt................................        57               229           152         244
                                                                    --               ---           ---         ---
Total diversified business
  capital requirements......................................       113               416           298         401
                                                                   ---               ---           ---         ---

Total capital requirements..................................  $    290           $ 1,052        $1,076      $1,086
                                                              ========           =======        ======      ======


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

    Our projections of future electric construction expenditures do not include costs to build more generating units. Electric construction expenditures include improvements to generating plants and to our transmission and distribution facilities. They also include estimated costs for replacing the steam generators and extending the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

     o $24 million in 1998,
     o $34 million in 1999, and
     o $45 million in 2000.

    We estimate that during the three-year period 2001 through 2003, we will spend an additional $210 million to complete the replacement of the steam generators and extend the operating licenses at Calvert Cliffs.

    If we do not replace the steam generators, we estimate that Calvert Cliffs could not operate beyond the 2004-2006 time period. We expect the steam generator replacements to occur during the 2002 refueling outage for Unit 1 and during the 2003 outage for Unit 2.

    During the twelve months ended June 30, 1998, our utility operations provided about 114% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    During the three years from 1998 through 2000, we expect utility operations to provide about 115% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    When we cannot meet utility capital requirements internally, we sell debt and equity securities. We also sell securities when market conditions permit us to refinance existing debt or preference stock at a lower cost. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1998 through the date of this report, we issued $106.5 million of long-term debt, $250 million of trust originated preferred securities, and 1,005,468 shares of common stock. The net proceeds from the issuances of common stock were $32.5 million. During the same period, $70 million of debt either matured or was redeemed early, and we redeemed $123 million of preference stock.

Security Ratings
----------------
    Independent credit-rating agencies rate our fixed-income securities. The ratings indicate the agencies' assessment of our ability to pay interest, distributions, dividends, and principal on these securities. These ratings affect how much it will cost us to sell these securities. The better the rating, the lower the cost of the securities to us when we sell them. Our securities ratings at the date of this report are shown in the following table.

                    Standard       Moody's    Duff & Phelps
                     & Poors      Investors      Credit
                     Rating        Service     Rating Co.
                     Group
                  -----------    ---------    -----------
Mortgage Bonds        AA-            A1            AA-
Unsecured Debt        A              A2             A+
Trust Originated
  Preferred Securities
  and  Preference
  Stock               A             "a2"            A


Capital Requirements of Our Diversified Businesses
--------------------------------------------------
    We describe the investment requirements and debt and liquidity of our diversified businesses below.

Diversified Business Investment Requirements
--------------------------------------------
    The investment requirements of our diversified businesses include funding for:
     o growing our power marketing business,
     o the development and acquisition of power projects, as well as loans made to project entities,
     o investments in financial limited partnerships, and
     o construction of district energy projects by ComfortLink(R) -- a general partnership in which BGE is a partner.

    Investment requirements for 1998 through 2000 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 22 because they would be subject to several variables, including:

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

    If CREG can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. Their ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate business and market in the "Real Estate and Senior-Living" section on page 20 and in the Notes to Consolidated Financial Statements on page 10.

    Our diversified businesses also have revolving credit agreements totaling $135 million to provide additional cash for short-term financial needs and a $75 million letter of credit facility as discussed on page 7.

Other Matters
-------------

Environmental Matters
---------------------
    We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 7 and in our 1997 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters." These details include financial information. Some of the information is about costs that may be material.

The Year 2000 Issue
-------------------
    We have not experienced any significant year 2000 problems to date and we do not expect any significant problems to impair our operations as we transition to the new century. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. We are focusing on critical operating and business systems and expect to have contingency plans in place by September 1999 to deal with any problems if they should occur.

    We estimate our total year 2000 costs to be between $38 million and $42 million. To date, we have spent approximately $11 million. About one-third of the total costs are for system replacements and will be capitalized (included in our Consolidated Balance Sheets). The remaining costs will be expensed (included in our Consolidated Statements of Income). Only about one-third of our total costs are incremental (not previously included in our information technology budget).

Utility Business
----------------
    Our primary year 2000 concern for our utility business is the potential for any interruption in providing electric and gas service to our customers. We cannot predict the impact of any interruption on our results of operations, but the impact could be material. To address this and other concerns, we established a year 2000 task force. Based on a work plan developed by the task force, we have targeted the following five key areas:

o Information technology applications (our customer, business, and human resources information systems),
o   Computer hardware and software infrastructure,
o   Telecommunications systems,
o Digital systems (devices with embedded microprocessors such as power instrumentation, controls, and meters), and
o   Major suppliers.

    Except for our major suppliers, we have completed our initial assessment, which involves inventorying all systems and identifying appropriate resources, and have developed action plans to ensure that the key areas identified above are year 2000 compliant. We have inventoried our major suppliers and are currently assessing their year 2000 readiness through surveys. We plan to follow-up with our major suppliers via interviews in late 1998.

    We expect to certify our systems for year 2000 readiness on the dates below:

                                     Date to be
                                      Certified
                                      ---------
Information technology
   applications                      March  1999
Computer hardware and software
   infrastructure                    March  1999
Telecommunications systems           March  1999
Digital systems                      June   1999
Major suppliers                      June   1999

    Through the date of this report, we have completed approximately 30% of our year 2000 project.

    Another issue we are addressing is the impact of electric power grid problems that may occur outside of our own electric system. We have started year 2000 electric power grid impact planning through our various electric interconnection affiliations. The PJM Interconnection has begun planning year 2000 operational preparedness and restoration scenarios. The North American Electric Reliability Council has initiated discussions to decide how regional electric grid year 2000 assessment can be accomplished. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate year 2000 problem solving.

    BGE has recently joined the American Gas Association in an initiative similar to the one with EPRI to facilitate year 2000 problem solving among gas utilities.

Diversified Businesses
----------------------
    Our diversified businesses have substantially completed the initial assessment phase, and are currently developing action plans to ensure that their systems are year 2000 compliant. We expect that these systems will be certified for year 2000 readiness by June 1999. These systems will be certified under a similar process as our utility business.

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

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 about reporting the costs of start-up activities. We must adopt the requirements of this statement in our financial statements for the year ended December 31, 1999.

    We do not expect the adoption of these statements to have a material impact on our financial results.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 regarding derivative financial instruments and hedging activities. We must adopt the requirements of this standard in our financial statements for the quarter ended March 31, 2000. We have not determined the effects of Statement No. 133 on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    Not applicable. However, we disclose information about our risk management policies in Note 1 of our 1997 Annual Report on Form 10-K, and we discuss the trading activities of our power marketing business in the "Power Marketing" section of Management's Discussion and Analysis on page 19.

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.  Legal Proceedings
-------  -----------------

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

    To date, seven of these cases were settled before trial for amounts that were immaterial. Three more trials are currently scheduled -- one in September 1998 and two in 1999.

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

    Until the relevant facts for both types of claims are determined, we are unable to estimate what our liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, our potential liability could be material.

NOx Emissions Litigation
------------------------
    On June 19, 1998, we filed a lawsuit against the Maryland Department of the Environment (MDE) in Baltimore City Circuit Court challenging regulations that require reduction of nitrogen oxide (NOx) emissions. The regulations took effect June 1, 1998, and require major NOx sources to reduce NOx emissions up to 65% by May, 1999. While we are already taking steps to control NOx emissions at our generating plants, we communicated to MDE that we cannot install the required technology at our Brandon Shores plant in time to meet the 1999 deadline. Non-compliance with the regulation potentially could expose us to significant penalties.

    We also discuss this litigation under the heading "Environmental Matters" in the Notes to Consolidated Financial Statements on page 7.

--------  -----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
   On April 24, 1998, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:


1.All of the Directors nominated by BGE were selected as follows:

                                                                            COMMON SHARES CAST:
                                                                            -------------------

                                                                 For                 Against             Abstain
        H. Furlong Baldwin                                   124,469,715              647,320             1,503,237
        Beverly B. Byron                                     124,386,983              730,053             1,503,237
        J. Owen Cole                                         124,638,009              479,028             1,503,237
        Dan A. Colussy                                       124,612,436              504,601             1,503,237
        Edward A. Crooke                                     124,458,178              658,858             1,503,237
        James R. Curtiss                                     123,149,212            1,967,825             1,503,237
        Jerome W. Geckle                                     124,596,089              520,946             1,503,237
        Freeman A. Hrabowski, III                            124,379,289              737,748             1,503,237
        Nancy Lampton                                        124,703,323              413,713             1,503,237
        George V. McGowan                                    124,429,333              687,703             1,503,237
        Christian H. Poindexter                              123,857,900            1,259,136             1,503,237
        George L. Russell, Jr.                               122,969,843            2,147,193             1,503,237
        Michael D. Sullivan                                  124,211,798              905,239             1,503,237

   2. The appointment of Coopers & Lybrand L.L.P. (which changed its name to PricewaterhouseCoopers L.L.P. ) as independent accountants was ratified. With respect to holders of common stock, the number of affirmative votes cast were 125,212,894, the number of negative votes cast were 853,463, and the number of abstentions were 904,917.

   3. The proposal for the adoption and implementation of a Confidential Voting System was defeated. With respect to holders of common stock, the number of affirmative votes cast were 45,829,217, the number of negative votes cast were 61,151,970, and the number of abstentions were 5,538,822.

--------  -----------------------------

Item 5.  Other Information
-------  -----------------

Forward-Looking Statements
--------------------------
    We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties and factors include, but are not limited to:

     o general economic, business and regulatory conditions,
     o energy supply and demand,
     o competition,
     o federal and state regulations,
     o availability,  terms,  and use of capital,
     o nuclear and  environmental issues,
     o weather, and
     o industry restructuring and cost recovery (including the potential effect of stranded investments).

    Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Use of Discretionary Voting Authority for 1999 Annual Meeting
-------------------------------------------------------------
    Without otherwise notifying shareholders, BGE management will use its discretionary voting authority to vote on shareholder proposals presented at our 1999 annual meeting, if we receive notice from a shareholder of their intent to present a proposal at the meeting after January 27, 1999.

--------  -----------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)      Exhibit No. 3                Bylaws of Baltimore Gas and Electric Company, amended as of  July
                                                17, 1998.
                   Exhibit No. 4(a)*            Form of Subordinated Indenture between the Company and the Bank of
                                                New York, as Trustee in connection with the issuance of the Junior
                                                Subordinated Debentures (Designated as Exhibit 4(d) in Form S-3
                                                dated May 28, 1998, File No. 333-53767).
                   Exhibit No. 4(b)*            Form of Supplemental Indenture between the Company and the Bank of
                                                New York, as Trustee in connection with the issuances of the Junior
                                                Subordinated Debentures (Designated as Exhibit 4(e) in Form S-3
                                                dated May 28, 1998, File No. 333-53767).
                   Exhibit No. 4(c)*            Form of Preferred Securities Guarantee  (Designated as Exhibit 4(f)
                                                in Form S-3 dated May 28, 1998, File No. 333-53767).
                   Exhibit No. 4(d)*            Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) in
                                                Form S-3 dated May 28, 1998, File No. 333-53767).
                   Exhibit No. 4(e)*            Form of Amended and Restated Declaration of Trust (including Form of
                                                Preferred Security) (Designated as Exhibit 4(c) in Form S-3 dated
                                                May 28, 1998, File No. 333-53767).
                   Exhibit No. 12               Computation of Ratio of Earnings to Fixed Charges and
                                                Computation of Ratio of Earnings to Combined Fixed Charges and
                                                Preferred and Preference Dividend Requirements.
                   Exhibit No. 27               Financial Data Schedule.

         * Incorporated by Reference.

          (b)      Reports on Form 8-K for the quarter ended June 30, 1998:


              Date Filed                                Items Reported

            June 15, 1998                          Item 5.  Other Events



                                    SIGNATURE
                          ----------------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BALTIMORE GAS AND ELECTRIC COMPANY
        -----------------------------------------------------------------
                                  (Registrant)


        Date: August 13, 1998                   /s/ D. A. Brune
 -------------------------- ----------------------------------------------------
                                   D. A. Brune, Vice President on behalf of the
                                   Registrant and as Principal Financial Officer


                                                        EXHIBIT INDEX

               Exhibit
               Number

                3                               Bylaws of Baltimore Gas and Electric Company, amended as of
                                                July 17, 1998.
                4(a)*                           Form of  Subordinated  Indenture between the Company and the Bank of  New  York, as Trustee in connection  with the issuance of the Junior Subordinated Debentures (Designated as Exhibit 4(d)
                                                in Form S-3  dated May 28, 1998, File No. 333-53767).
                4(b)*                           Form of  Supplemental  Indenture between the Company and the Bank of  New  York, as Trustee  in connection with the issuances of the Junior Subordinated Debentures (Designated as Exhibit 4(e)
                                                in Form S-3  dated May 28, 1998, File No. 333-53767).
                4(c)*                           Form of Preferred Securities Guarantee  (Designated as
                                                Exhibit 4(f) in Form S-3 dated May 28, 1998, File No. 333-53767).
                4(d)*                           Form of Junior Subordinated Debenture (Designated as
                                                Exhibit 4(h) in Form S-3 dated May 28, 1998, File No. 333-53767).
                4(e)*                           Form  of  Amended  and  Restated Declaration of Trust (including
                                                Form  of   Preferred   Security) (Designated as Exhibit 4(c) in
                                                Form S-3 dated May 28, 1998 File No. 333-53767).
                12                              Computation of Ratio of Earnings to Fixed Charges and Computation
                                                of Ratio of Earnings to Combined Fixed  Charges and Preferred and
                                                Preference Dividend Requirements.
                27                              Financial Data Schedule.

         * Incorporated by Reference