Form 10-Q
period 1998-09-30
BALTIMORE GAS & ELECTRIC CO
filed 1998-11-13
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For The Quarterly Period Ended September 30, 1998
                          Commission file number 1-1910



                       BALTIMORE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)



                  Maryland                    52-0280210
     ----------------------------- --- -------------------------------------
           (State of Incorporation)     (IRS Employer Identification No.)



         39 W. Lexington Street    Baltimore, Maryland         21201
 ------------------------------- ----------------------- -----------------
               (Address of principal executive offices)     (Zip Code)



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

Yes   X        No


              Common Stock, without par value - 149,245,641 shares
                        outstanding on October 31, 1998.

                       BALTIMORE GAS AND ELECTRIC COMPANY


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)
---------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                           1998            1997          1998             1997
                                                        ----------      ----------    -----------      -----------
                                                                 (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                             $    722.5     $     676.3    $   1,746.8     $    1,691.7
  Gas                                                        62.1            60.9          324.7            367.0
  Diversified businesses                                    149.4           123.6          496.2            436.3
                                                        ----------      ----------    -----------      -----------
  Total revenues                                            934.0           860.8        2,567.7          2,495.0
                                                        ----------      ----------    -----------      -----------

Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                        149.4           135.2          391.5            383.3
  Gas purchased for resale                                   21.6            25.4          152.0            206.8
  Operations                                                129.4           124.1          395.3            389.2
  Maintenance                                                38.7            36.8          130.8            139.0
  Diversified businesses - selling, general, and
    administrative                                          122.9            74.9          393.8            324.0
  Write-downs of real estate investments                        -               -              -             67.6
  Depreciation and amortization                              89.6            85.4          275.6            256.1
  Taxes other than income taxes                              62.0            58.0          168.6            165.3
                                                        ----------      ----------    -----------      -----------
  Total expenses other than interest and income taxes       613.6           539.8        1,907.6          1,931.3
                                                        ----------      ----------    -----------      -----------
Income From Operations                                      320.4           321.0          660.1            563.7
                                                        ----------      ----------    -----------      -----------

Other Income
  Allowance for equity funds used during construction         1.8             1.3            5.0              3.8
  Equity in earnings of Safe Harbor Water Power Corporation   1.2             1.2            3.7              3.7
  Net other income and (deductions)                           0.5             0.8           (2.5)            (2.1)
                                                        ----------      ----------    -----------      -----------
  Total other income                                          3.5             3.3            6.2              5.4
                                                        ----------      ----------    -----------      -----------
Income Before Interest and Income Taxes                     323.9           324.3          666.3            569.1
                                                        ----------      ----------    -----------      -----------

Interest Expense
  Interest charges                                           59.6            63.4          181.0            179.5
  Distributions on company obligated mandatorily
    redeemable trust preferred securities                     4.5               -            5.3                -
  Capitalized interest                                       (0.7)           (2.0)          (2.7)            (6.0)
  Allowance for borrowed funds used during construction      (1.0)           (0.7)          (2.7)            (2.0)
                                                        ----------      ----------    -----------      -----------
  Net interest expense                                       62.4            60.7          180.9            171.5
                                                        ----------      ----------    -----------      -----------
Income Before Income Taxes                                  261.5           263.6          485.4            397.6
                                                        ----------      ----------    -----------      -----------

Income Taxes
  Current                                                    72.4            72.7          160.5            141.6
  Deferred                                                   23.2            21.4           19.4              3.2
  Investment tax credit adjustments                          (1.8)           (1.9)          (5.5)            (5.7)
                                                        ----------      ----------    -----------      -----------
  Total income taxes                                         93.8            92.2          174.4            139.1
                                                        ----------      ----------    -----------      -----------

Net Income                                                  167.7           171.4          311.0            258.5
Preference Stock Dividends                                    6.8             7.0           18.3             22.8
                                                        ----------      ----------    -----------      -----------
Earnings Applicable to Common Stock                    $    160.9     $     164.4    $     292.7     $      235.7
                                                        ==========      ==========    ===========      ===========


Average Shares of Common Stock Outstanding                  148.7           147.7          148.3            147.7

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution            $1.08           $1.11          $1.97            $1.60

Dividends Declared Per Common Share                         $0.42           $0.41          $1.25            $1.22

Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                             $    167.7     $     171.4    $     311.0     $      258.5
Other comprehensive (loss)/gain, net of taxes                (0.5)            0.3           (0.6)            (1.5)
                                                        ----------      ----------    -----------      -----------
Comprehensive Income                                   $    167.2     $     171.7    $     310.4     $      257.0
                                                        ==========      ==========    ===========      ===========


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                               September 30      December 31,
                                                                  1998*              1997
                                                               ------------      -------------

                                                                        (In Millions)

  ASSETS
  Current Assets
    Cash and cash equivalents                                $       215.1     $        162.6
    Accounts receivable (net of allowance for uncollectibles of
      $25.4 at September 30, 1998 and $24.1 at December 31, 1997)    462.9              419.8
    Trading securities                                               111.3              119.7
    Fuel stocks                                                       84.9               87.6
    Materials and supplies                                           152.2              164.2
    Prepaid taxes other than income taxes                             99.4               65.2
    Assets from energy trading activities                             60.6                9.4
    Other                                                             20.8               27.4
                                                               ------------      -------------

    Total current assets                                           1,207.2            1,055.9
                                                               ------------      -------------

  Investments and Other Assets
    Real estate projects and investments                             394.8              446.8
    Power generation systems                                         574.3              451.7
    Financial investments                                            192.8              196.5
    Nuclear decommissioning trust fund                               162.2              145.3
    Net pension asset                                                114.3              113.0
    Safe Harbor Water Power Corporation                               34.4               34.4
    Senior living facilities                                          83.3               62.2
    Other                                                            109.8               98.7
                                                               ------------      -------------

    Total investments and other assets                             1,665.9            1,548.6
                                                               ------------      -------------

  Utility Plant
    Plant in service
      Electric                                                     6,839.0            6,725.6
      Gas                                                            904.8              846.9
      Common                                                         545.4              554.1
                                                               ------------      -------------

      Total plant in service                                       8,289.2            8,126.6
    Accumulated depreciation                                      (3,002.5)          (2,843.4)
                                                               ------------      -------------

    Net plant in service                                           5,286.7            5,283.2
    Construction work in progress                                    196.7              215.2
    Nuclear fuel (net of amortization)                               144.4              127.9
    Plant held for future use                                         25.2               25.2
                                                               ------------      -------------

    Net utility plant                                              5,653.0            5,651.5
                                                               ------------      -------------

  Deferred Charges
    Regulatory assets (net)                                          443.8              470.7
    Other                                                             52.8               46.7
                                                               ------------      -------------

    Total deferred charges                                           496.6              517.4
                                                               ------------      -------------

  TOTAL ASSETS                                               $     9,022.7     $      8,773.4
                                                               ============      =============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                               September 30,     December 31,
                                                                  1998*              1997
                                                               ------------      -------------

                                                                        (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                    $       123.8     $        316.1
    Current portions of long-term debt and preference stock          448.5              271.9
    Accounts payable                                                 278.4              203.0
    Customer deposits                                                 34.3               30.1
    Accrued taxes                                                     47.9                5.5
    Accrued interest                                                  65.6               58.4
    Dividends declared                                                65.8               66.3
    Accrued vacation costs                                            35.3               36.2
    Liabilities from energy trading activities                        57.8                8.6
    Other                                                             35.9               44.3
                                                               ------------      -------------

    Total current liabilities                                      1,193.3            1,040.4
                                                               ------------      -------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                          1,306.6            1,294.9
    Postretirement and postemployment benefits                       201.3              185.5
    Decommissioning of federal uranium enrichment facilities          34.9               34.9
    Other                                                             54.7               58.4
                                                               ------------      -------------

    Total deferred credits and other liabilities                   1,597.5            1,573.7
                                                               ------------      -------------

  Capitalization
  Long-term Debt
    First refunding mortgage bonds of BGE                          1,554.2            1,570.8
    Other long-term debt of BGE                                      974.8              921.3
    Long-term debt of diversified businesses                         703.2              759.4
    Unamortized discount and premium                                 (12.6)             (13.7)
    Current portion of long-term debt                               (438.5)            (248.9)
                                                               ------------      -------------

    Total long-term debt                                           2,781.1            2,988.9
                                                               ------------      -------------

  Company obligated mandatorily redeemable trust
     preferred securities                                            250.0                  -
                                                               ------------      -------------

  Redeemable Preference Stock                                         10.0              113.0
    Current portion of redeemable preference stock                   (10.0)             (23.0)
                                                               ------------      -------------

    Total redeemable preference stock                                    -               90.0
                                                               ------------      -------------

  Preference Stock Not Subject to Mandatory Redemption               190.0              210.0
                                                               ------------      -------------

  Common Shareholders' Equity
    Common stock                                                   1,466.6            1,433.0
    Retained earnings                                              1,539.9            1,432.5
    Accumulated other comprehensive income                             4.3                4.9
                                                               ------------      -------------

    Total common shareholders' equity                              3,010.8            2,870.4
                                                               ------------      -------------

    Total capitalization                                           6,231.9            6,159.3
                                                               ------------      -------------

  TOTAL LIABILITIES AND CAPITALIZATION                       $     9,022.7     $      8,773.4
                                                               ============      =============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                       BALTIMORE GAS AND ELECTRIC COMPANY

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1998               1997
                                                                -------------       -----------
                                                                         (In Millions)
Cash Flows From Operating Activities
  Net income                                                   $       311.0      $      258.5
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                      312.8             295.8
    Deferred income taxes                                               19.4               3.2
    Investment tax credit adjustments                                   (5.5)             (5.7)
    Deferred fuel costs                                                  1.9              30.0
    Accrued pension and postemployment benefits                         18.4              (6.3)
    Write-downs of real estate investments                                 -              67.6
    Allowance for equity funds used during construction                 (5.0)             (3.8)
    Equity in earnings of affiliates and joint ventures (net)          (47.7)            (33.0)
  Changes in assets from energy trading activities                     (51.2)             (0.2)
  Changes in liabilities from energy trading activities                 49.2               0.2
  Changes in other current assets                                      (47.8)            (57.7)
  Changes in other current liabilities                                 115.4              29.2
  Other                                                                  1.5              (9.9)
                                                                -------------       -----------
  Net cash provided by operating activities                            672.4             567.9
                                                                -------------       -----------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                            1,962.2           2,059.1
    Long-term debt                                                     205.6             560.4
    Common stock                                                        32.5                 -
    Company obligated mandatorily redeemable
       trust preferred securities                                      241.8                 -
  Repayment of short-term borrowings                                (2,154.5)         (2,141.8)
  Reacquisition of long-term debt                                     (166.0)           (253.8)
  Redemption of preference stock                                      (124.9)            (91.5)
  Common stock dividends paid                                         (183.5)           (178.7)
  Preference stock dividends paid                                      (17.6)            (23.6)
  Other                                                                 (0.4)             (0.6)
                                                                -------------       -----------
  Net cash used in financing activities                               (204.8)            (70.5)
                                                                -------------       -----------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                   (215.7)           (260.0)
  Allowance for equity funds used during construction                    5.0               3.8
  Nuclear fuel expenditures                                            (49.0)            (42.3)
  Deferred energy conservation expenditures                            (15.2)            (21.5)
  Contributions to nuclear decommissioning trust fund                  (13.2)            (13.2)
  Merger costs                                                             -             (25.3)
  Purchases of marketable equity securities                            (26.8)            (16.1)
  Sales of marketable equity securities                                 26.2              34.8
  Other financial investments                                           14.1               9.9
  Real estate projects and investments                                   7.8              25.9
  Power generation systems                                             (87.6)            (19.3)
  Other                                                                (60.7)            (51.0)
                                                                -------------       -----------
  Net cash used in investing activities                               (415.1)           (374.3)
                                                                -------------       -----------

Net Increase in Cash and Cash Equivalents                               52.5             123.1
Cash and Cash Equivalents at Beginning of Period                       162.6              66.7
                                                                -------------       -----------
Cash and Cash Equivalents at End of Period                     $       215.1      $      189.8
                                                                =============       ===========

Other Cash Flow Information:
  Interest paid (net of amounts capitalized)                   $       170.7      $      160.1
  Income taxes paid                                            $       108.5      $       63.8

Noncash Investing and Financing Activites:
  In September 1998, Corporate Office Properties Trust assumed approximately $60 million of Constellation Real Estate Group's (CREG) debt and issued to CREG
  6.2 million common shares and 866,000 convertible preferred shares. In exchange, COPT received 12 operating properties from CREG.

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

BGE Financing Activity
----------------------
Issuances
---------
    On June 15, 1998 BGE Capital Trust I (Trust), a Delaware business trust established by BGE, issued 10,000,000 Trust Originated Preferred Securities (TOPrS) for $250 million ($25 liquidation amount per preferred security) with a distribution rate of 7.16%. The TOPrS are included as "Company obligated mandatorily redeemable trust preferred securities" in the Consolidated Balance Sheets on page 4.

    The Trust used the net proceeds from the issuance of the preferred securities to purchase a series of 7.16% Deferrable Interest Subordinated Debentures due June 30, 2038 (Debentures) from BGE with the same terms as the TOPrS. The Trust must redeem the TOPrS at $25 per preferred security plus accrued but unpaid distributions when the Debentures are paid at maturity or upon any earlier redemption. BGE has the option to redeem the Debentures at any time on or after June 15, 2003 or at any time when certain tax or other events occur.

    The interest paid on the Debentures, which the Trust will use to make distributions on the TOPrS, is included in Interest Expense in the Consolidated Statements of Income on page 2 and is deductible for income tax purposes.

    BGE fully and unconditionally guarantees the TOPrS based on its various obligations relating to the Debentures and the TOPrS.

    The Debentures are the only assets of the Trust. The Trust is wholly owned by BGE because we own all the securities of the Trust that have general voting power.

    We issued the following medium-term notes during the period from January 1, 1998 through the date of this report:
                                       Date      Net
                           Principal  Issued   Proceeds
                           ---------  ------   --------
                                    (In millions)
Series E
--------
6.21%, due 2008                $16.5      4/98     $16.4
Series G
--------
6.36%, due 2008                $25.0      3/98     $24.9
6.21%, due 2008                $25.0      4/98     $24.9
6.20%, due 2008                $40.0      4/98     $39.8
5.78%, due 2008                $50.0     10/98     $49.7

    During the period from January 1, 1998 through the date of this report, we issued a total of 1,578,527 shares of common stock, without par value, under our Common Stock Continuous Offering Program and our Dividend Reinvestment and Stock Purchase Plan. Our net proceeds were about $51.8 million.

Early Redemptions
-----------------
    During the period from January 1, 1998 through the date of this report, we redeemed or announced the partial or full redemption of several series of long-term debt and preference stock prior to their maturity dates or required redemption dates as follows:

                             Principal   Date     Price
           Series             or Par   Redeemed    Paid
           ------             ------   --------    ----
                                    (In millions)
7 1/2%  First Refunding Mortgage
  Bonds due  4/15/2023         $15.9     8/98     $100.00
7.78% 1973 Preference Stock    $20.0     7/98     $101.00
7.50% 1986 Preference Stock    $33.5     7/98     $102.50
6.75% 1987 Preference Stock    $39.5     7/98     $102.25

    In addition, we made the following optional sinking fund redemptions:

                             Principal   Date     Price
           Series             or Par   Redeemed    Paid
           ------             ------   --------    ----
                                    (In millions)
6.75% 1987 Preference Stock    $1.5       4/98    $100.00
7.85% 1991 Preference Stock    $7.0       7/98    $100.00
7.50% 1986 Preference Stock    $1.5      10/98    $100.00

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

Diversified Business Financing Activity
---------------------------------------

    We describe our diversified businesses in the "Diversified Businesses" section of Management's Discussion and Analysis beginning on page 19. In the first quarter of 1998, affiliates of our power generation business, Constellation Power, Inc., entered into a $92.5 million credit facility to finance the acquisition of existing generating facilities and the development and construction of new generating facilities in Guatemala. At the date of this report, the affiliates' obligation under the facility was approximately $85 million.

    In August 1998, Constellation Enterprises(TM), Inc. , the holding company for our diversified businesses, entered into a $75 million credit facility to provide for the issuance of letters of credit for its subsidiaries. The facility expires November 30, 1998. At the date of this report, letters of credit totaling approximately $2.3 million were outstanding under this credit facility.

    In October 1998, a subsidiary of Constellation Enterprises, Inc. issued $157 million of notes to several institutional investors in a private placement offering. The notes were issued in two series consisting of $5 million with an interest rate of 5.43% due October 15, 2000 and $152 million with an interest rate of 5.67% due May 5, 2001. The subsidiary used the net proceeds to refinance outstanding debt and for other general purposes.

    In October 1998, a subsidiary of Constellation Power, Inc., entered into a $30 million credit facility to finance its' acquisition of an ownership interest in a electric distribution company in Panama. At the date of this report, $30 million is outstanding under this credit facility.

    Please refer to the "Diversified Business Debt and Liquidity" section of Management's Discussion and Analysis on page 24 for additional information about the debt of our diversified businesses.

Commitments
-----------

    In March 1998, Constellation Power Source(TM), Inc., our power marketing business, and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and BGE has committed to contribute up to $115 million in equity to Constellation Power Source to fund its investment in Orion.

    In September 1998, we reached a settlement with PECO Energy Company (PECO) to pay for our termination of an electric capacity contract. The contract provided for PECO to supply us 140 MW of firm electric capacity and associated energy for 25 years.

Environmental Matters
---------------------
    The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

    Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

      o Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems (scrubbers), switching fuels, and retiring some units.
      o Phase II must be implemented by January 1, 2000. We are currently examining what actions we should take to comply with this phase. We expect to meet the compliance requirements through some combination of installing scrubbers, switching fuels, retiring some units, or allowance trading.

    Title I addresses  emissions of NOx.  The  Environmental  Protection  Agency
(EPA) issued a final rule in September, 1998 which requires 22 states (including Maryland) to submit plans to the EPA by September 1999 showing how they will meet its new NOx emissions reduction requirements. The Maryland Department of the Environment (MDE) issued NOx regulations which took effect June 1, 1998. The MDE regulations require major NOx sources to reduce NOx emissions up to 65% by May, 1999. Based on the EPA and MDE regulations, we currently estimate that the additional controls needed at our generating plants will cost approximately $125 million.

    While we are already taking steps to control NOx emissions at our generating plants, we communicated to MDE that we cannot install the required technology at our Brandon Shores plant in time to meet the MDE's May 1999 deadline. We discuss this further in "Part II Other Information - Legal Proceedings" on page 27.

    In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. These standards may require increased controls at our fossil generating plants in the future. We cannot estimate the cost of these increased controls at this time because the states, including Maryland, still need to determine what reductions in pollutants will be necessary to meet the federal standards.

    The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites. We can, however, estimate that our current 15.79% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia), could be as much as $6 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision recently issued by the EPA. The cleanup costs for some of the remaining sites could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

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

    For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage for replacement power costs up to $494.2 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.8 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $23.2 million.

    In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. At the date of this report, the limit for third party claims from a nuclear incident is $9.89 billion under the provisions of the Price Anderson Act. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $176.2 million per incident. That amount would be payable at a rate of $20 million per year.

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

California Power Purchase Agreements
------------------------------------

    Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $308 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $24 million, or $.16 per share, for the quarter ended September 30, 1998 and $41 million, or $.28 per share, for the nine months ended September 30, 1998.

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

    We use the term transition period to describe the time frame when the 10-year periods for fixed energy rates expire for these 15 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000. At the date of this report, seven projects had already transitioned to variable rates and one other project will transition later in 1998. The remaining seven projects will transition in 1999 or 2000.

    The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced total lower earnings from the California projects because the combined revenues from the remaining projects, which continue to supply electricity at fixed rates, are high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates. It is difficult to estimate how much lower the revenues may be, but our power generation business earnings could be affected significantly. However, the California projects that make the highest revenues will transition to variable rates in 1999 and 2000. As a result, we do not expect our power generation business to have significantly lower earnings due to the transition to variable rates before the year 2000.

    Our power generation business is pursuing alternatives for some of these power generation projects including:

      o repowering the projects to reduce operating costs,
      o changing fuels to reduce operating costs,
      o renegotiating the power purchase agreements to improve the terms,
      o restructuring financings to improve the financing terms, and
      o selling its ownership interests in the projects.

    We cannot predict the financial effects of the transition from fixed to variable rates on our power generation business or on BGE, but the effects could be material.

Constellation Real Estate
-------------------------
    In May 1998, Constellation Real Estate Group (CREG), announced that it had entered into an agreement with Corporate Office Properties Trust (COPT), a real estate investment trust based in Philadelphia. The agreement called for:

      o COPT to pay CREG approximately $108 million in either cash or debt assumption, and securities comprised of approximately 7.0 million common shares and 985,000 convertible preferred shares,
      o CREG to contribute up to 16 operating properties and 2 properties under development totaling 1.8 million square feet of office and retail space as well as certain other assets,
      o COPT to receive certain options and first refusal rights to approximately 91 acres of identified properties which are next to office properties being acquired by them. These options and first refusal rights have terms that range from 2-5 years, and
      o CREG to become COPT's single largest investor, with approximately a 41.5% ownership interest.

    COPT and CREG mutually agreed to eliminate from the original agreement one operating property valued at approximately $22.1 million.

    The COPT transaction is closing in several stages. The first, and most significant closing occurred on September 28, 1998. On that date, COPT assumed approximately $60.0 million of CREG's outstanding debt and issued to CREG approximately 6.2 million common shares and approximately 866,000 convertible preferred shares. Each convertible preferred share yields 5.5% per year, and is convertible after two years into 1.8748 common shares. In exchange, COPT received 12 operating properties from CREG as well as certain other assets and the options and first refusal rights noted above.

    A second closing occurred on October 22, 1998. On that date, COPT received one operating property from CREG for approximately $9.6 million in cash, approximately 518,000 common shares, and approximately 72,500 convertible preferred shares. COPT also assumed responsibility for completion of construction on the project.

    A third closing is expected to occur on or about November 16, 1998. On the closing date, COPT is to receive two properties under development from CREG for approximately $5.0 million in cash.

    Additional closings are expected to occur as follows:

      o COPT will acquire one operating property from CREG when the construction and leasing of that property is completed. In exchange, COPT will pay approximately $7.5 million in cash, approximately 332,000 common shares, and approximately 46,500 convertible preferred shares. This closing is anticipated to occur in the fourth quarter of 1998, and
      o COPT will acquire one retail property from CREG by July 1999 for approximately $3.5 million in cash, unless that property is sold to another party prior to that time.

    Upon completion of the COPT transaction, the remaining real estate projects held by our real estate business, will consist of:

      o land under development in the Baltimore-Washington corridor,
      o an entertainment, dining, and retail complex in Orlando, Florida,
      o a mixed-use planned-unit development, and
      o senior-living facilities.

    CREG's real estate projects have continued to incur carrying costs and depreciation over the years. Additionally, CREG has been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.

    Cash flow from real estate operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash obtained from the cash flows of, or additional borrowings by, other BGE subsidiaries.

    We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate projects. If we were to sell our remaining real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict.

    Management's current real estate strategy is to hold each real estate project until we can realize a reasonable value for it except for our entertainment, dining, and retail complex in Orlando, Florida which we intend to sell as discussed in our 1997 Annual Report on the Form 10-K. Management evaluates strategies for all its businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources and changes in the utility industry will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial. Depending on market conditions in the future, we could also have losses on any future sales.

    It may be helpful for you to understand when we are required, by accounting rules, to write down the value of a real estate project to market value. A write-down is required in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

Item 2. Management's Discussion
-------------------------------

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

Introduction
------------

    In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for BGE and its diversified business subsidiaries including:

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

    As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters and nine month periods ended September 30, 1998 and 1997. In Management's Discussion and Analysis, we analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in BGE.

    The electric utility industry is undergoing rapid and substantial change. Competition in the generation part of our business is increasing. The regulatory environment (federal and state) is shifting toward customer choice. These matters are discussed briefly in the "Competition and Response to Regulatory Change" section on page 14. They are discussed in detail in our 1997 Annual Report on Form 10-K.


Results of Operations for the Quarter and Nine Months Ended September 30, 1998 Compared With the Same Periods of 1997
--------------------------------------------------------------------------------

    In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                        Quarter Ended   Nine Months Ended
                        September 30      September 30
                       --------------  -----------------
                          1998    1997    1998    1997
                          ----    ----    ----    ----
Utility business......   $1.03    $.99   $1.78    $.61
Diversified businesses     .05     .12     .19     .29
                           ---     ---     ---     ---
Total earnings per share
  from operations.....    1.08    1.11    1.97    1.90
                          ----    ----    ----    ----
Write-downs of real
  estate investments..      -       -       -     (.30)
                          ----    ----    ----    ----

Total earnings per share $1.08   $1.11   $1.97   $1.60
                          ====    ====    ====    ====


Quarter Ended September 30, 1998
--------------------------------

    Our total earnings for the quarter ended September 30, 1998 decreased $3.5 million, or $.03 per share, compared to the same period of 1997.

    In the third quarter of 1998, we had higher utility earnings from operations than we did in the same period of 1997 mostly because we sold more electricity. We discuss our utility earnings in more detail in the "Utility Business" section beginning on page 13.

    In the third quarter of 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from our financial investments and real estate businesses. Earnings would have been lower except we had higher earnings from our power generation business. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 19.

Nine Months Ended September 30, 1998
------------------------------------

    Our total earnings for the nine months ended September 30, 1998 increased $57.0 million, or $.37 per share, compared to the same period of 1997 mostly because in 1997, our real estate and senior-living facilities business wrote down their investments in two real estate projects by a total of $43.9 million after-tax, or $.30 per share. We discuss these write-downs further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the nine months ended September 30, 1998, we had higher utility earnings from operations than we did in the same period of 1997 mostly because we sold more electricity. We discuss our utility earnings in more detail in the "Utility Business" section below.

    In the nine months ended September 30, 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from our financial investments and real estate businesses. Earnings would have been lower except we had higher earnings from our power generation business. We discuss our diversified business earnings in more detail in the "Diversified Businesses" section beginning on page 19.

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

    The Maryland PSC allows us to include in base rates a component to recover money spent on conservation programs. This component is called a "conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year, we have exceeded our allowed profit, we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest.

    In addition, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity (primarily with other utilities). We charge the actual cost of these items to the customer with no profit to us. We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 17.

    We also charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 18.

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

                        Quarter Ended   Nine Months Ended
                        September 30      September 30
                        --------------  -----------------
                          1998    1997    1998     1997
                          ----    ----    ----     ----
Heating degree days...      74    116    2,559   3,040
Percent change
  compared to prior            (36.2)%      (15.8)%
  period..............

Cooling degree days...     625    529      904     711
Percent change
  compared to prior           18.1%          27.1%
  period..............

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

    On July 1, 1998, BGE and all other Maryland investor-owned electric utilities filed with the Maryland PSC their individual proposals for the transition from a regulated electric supply system to one where generation is priced based on a competitive retail electric market. In our plan, we proposed that:

      o All customers would be able to choose other suppliers or our service,
      o We would guarantee our service at rates frozen until July 2002. Prices would then be adjusted for inflation until the transition is complete, but not beyond 2008,
      o Customers who choose an alternate supplier would receive a shopping credit. This credit would reduce their BGE bill by the market value of capacity, energy, and other services that we no longer provide those customers,
      o We would attempt to reduce potentially stranded investments by lowering operating costs and applying all earnings in excess of our authorized rate of return to accelerate the depreciation of generation assets. This would lower the generation asset book values to their competitive market value thereby reducing any potentially stranded investment,
      o Market value of generation assets would be determined by annual independent appraisals beginning in 2002 and continuing through the transition period,
      o When  the  difference  between  the  book  value  and  market  value  of generation assets is within 10%, the transition period ends and a non-bypassable surcharge would be applied to customers' bills to recover the remaining stranded investments over a two to three year period, and
      o Net  regulatory  assets  and the  nuclear  decommissioning  costs  would
        continue  to  be  collected   from   customers   through  the  regulated
        transmission and distribution business.

    The Maryland PSC will hold hearings to individually examine our electric restructuring transition proposal and those of the other Maryland investor-owned utilities. The current schedule calls for settlement conferences to occur prior to December 1, 1998. Other parties participating in the proceeding must file their positions by December 22, 1998. Absent a settlement, the Maryland PSC is to issue an order to each utility by October 1, 1999.

    On September 3, 1998, the Office of People's Counsel filed a petition requesting the Maryland PSC to lower our electric rates by approximately $110 million. At our request, the Maryland PSC agreed to consolidate any review of our electric base rates with its review of our electric restructuring transition proposal discussed above. As a condition of the Maryland PSC's consolidation of these matters, we agreed to make our rates subject to refund effective July 1, 1999 should the Maryland PSC issue a rate reduction order after that date.

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

    Effective November 1, 1998, the Maryland PSC has allowed us to begin collecting a Delivery Service Realignment Charge in order to recover certain costs associated with the introduction of competition in our gas business. This is not expected to significantly impact our earnings.


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

    We discuss our diversified businesses in the "Diversified Businesses" section beginning on page 19.

    We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be.

Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                        Quarter Ended  Nine Months Ended
                        September 30     September 30
                      ---------------- -----------------
                         1998    1997    1998     1997
                         ----    ----    ----     ----

Electric business.....   $1.04  $1.02    $1.67    $1.52
Gas business..........    (.01)  (.03)     .11      .09
                          -----  -----     ---      ---
Total utility earnings
  per share...........   $1.03   $.99    $1.78    $1.61
                          ====   ====     ====    =====


    Our utility earnings for the quarter ended September 30, 1998 increased $7.7 million, or $.04 per share compared to the same quarter of 1997. Our utility earnings for the nine months ended September 30, 1998 increased $26.3 million, or $.17 per share compared to the same nine months of 1997. We discuss the factors affecting utility earnings below.


Electric Operations
-------------------

Electric Revenues
-----------------

    The changes in electric revenues in 1998 compared to 1997 were caused by:

                       Quarter Ended    Nine Months Ended
                       September 30      September 30
                       1998 vs. 1997     1998 vs. 1997
                      ---------------- ------------------
                                    (In millions)
Electric system sales
volumes.................       $47.4            $65.1
Base rates................     (10.3)           (16.1)
Fuel rates................       3.8             (0.6)
                               -----            -----
Total change in electric
revenues from electric
systems sales.............      40.9             48.4
Interchange and other sales      3.3              2.8
Other...............             2.0              3.9
                               -----            -----
Total change in
electric revenues...           $46.2            $55.1
                               =====            =====

Electric System Sales Volumes
-----------------------------

    "Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1998 compared to 1997 were:

                       Quarter Ended     Nine Months Ended
                       September 30       September 30
                       1998 vs. 1997      1998 vs. 1997
                      ---------------- ------------------

Residential.............      10.7%            3.6%
Commercial................     9.3             5.9
Industrial................     2.9             2.3

    During the quarter ended September 30, 1998, we sold more electricity to residential and commercial customers mostly due to higher usage per customer and hotter summer weather. We sold more electricity to industrial customers due to higher usage per customer and an increased number of customers.

    During the nine months ended September 30, 1998, we sold more electricity to residential customers due to increased usage per customer, hotter summer weather, and an increased number of customers. We would have sold more electricity to residential customers except we had milder winter weather this year. We sold more electricity to commercial customers mostly due to higher usage per customer and hotter summer weather. We sold more electricity to industrial customers due to an increased number of customers and higher usage per customer other than Bethlehem Steel (our largest customer).

Base Rates
----------

    During the quarter and nine months ended September 30, 1998, base rate revenues were lower than they were in the same periods of 1997. Although we sold more electricity this year, our base rate revenues decreased because of lower conservation surcharge revenues.

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

    During the quarter ended September 30, 1998, fuel rate revenues increased compared to the same period of 1997, because we sold more electricity. Fuel rate revenues would have been higher except the fuel rate was lower, due to a less-costly mix of generating plants and electricity purchases.

    During the nine months ended September 30, 1998, fuel rate revenues decreased compared to the same period of 1997. Even though we sold more electricity, the fuel rate was lower, reflecting a less-costly mix of generating plants and electricity purchases.


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

    During the quarter and nine months ended September 30, 1998, we had higher interchange and other sales, compared to the same periods of 1997, mostly because the price per megawatt of electricity we sold was higher due to market conditions.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------
                       Quarter Ended    Nine Months Ended
                        September 30      September 30
                       --------------  ------------------
                         1998     1997    1998     1997
                       -------- ------- -------- --------
                                 (In millions)
Actual costs..........  $169.9   $135.7  $408.6   $381.8

Net recovery (deferral) of
costs under electric fuel
rate clause (see Note 1
of our 1997 Form 10-K).  (20.5)    (0.5)  (17.1)     1.5
                         -----     -----  ------    ----
Total electric fuel
  and purchased energy
  expenses............  $149.4   $135.2   $391.5  $383.3
                        ======   ======  =======  ======

Actual Costs
------------

    During the quarter ended September 30, 1998, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was higher than in the same period of 1997 mostly for three reasons: the price of purchased electricity was higher, we generated more electricity due to increased demand, and we settled a capacity contract with PECO. The price of electricity purchased for interchange sales changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms.

    During the nine months ended September 30, 1998, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was higher than in the same period of 1997 mostly for three reasons: the price of purchased electricity was higher, we purchased more electricity from other utilities to meet increased demands, and we settled a capacity contract with PECO.


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

    During the quarter and nine months ended September 30, 1998, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------

    The changes in gas revenues in 1998 compared to 1997 were caused by:

                          Quarter Ended     Nine Months Ended
                          September 30       September 30
                          1998 vs. 1997      1998 vs. 1997
                         ---------------- ------------------
                                    (In millions)
Gas system
sales volumes...               $(0.6)           $(6.2)
Base rates............           3.8             13.1
Weather normalization.           0.8              4.3
Gas cost adjustments..          (4.1)           (61.5)
                              ------           -------
Total change in gas
revenues from gas
system sales.........           (0.1)           (50.3)
Off-system sales....             0.8              7.7
Other.................           0.5              0.3
                              ------           -------
Total change in
gas revenues......              $1.2           $(42.3)
                              ======           =======

Gas System Sales Volumes
------------------------

    The percentage changes in our gas system sales volumes, by type of customer, in 1998 compared to 1997 were:

                         Quarter Ended    Nine Months Ended
                          September 30      September 30
                          1998 vs. 1997     1998 vs. 1997
                         ---------------  -----------------
Residential...........        (5.1)%            (9.8)%
Commercial............         5.5              (6.4)
Industrial............       (12.7)            (11.7)

    During the quarter ended September 30, 1998, we sold less gas to residential customers mostly due to lower usage per customer. We sold more gas to commercial customers mostly because usage per customer increased. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased.

    During the nine months ended September 30, 1998, we sold less gas to residential and commercial customers mostly due to milder winter weather and lower usage per customer. We would have sold less gas to residential and commercial customers except the number of customers increased. We sold less gas to industrial customers mostly because usage per customer (including Bethlehem Steel) decreased. We would have sold less gas to industrial customers except the mild weather caused fewer service interruptions. Sometimes we need to interrupt service during periods with the highest demand. Some industrial customers pay reduced rates in exchange for our right to interrupt their service during these periods.

Base Rates
----------

    During the quarter and nine months ended September 30, 1998, base rate revenues were higher than they were during the same periods of 1997. Although we sold less gas during 1998, our base rate revenues increased because of two factors. Effective March 1, 1998, the Maryland PSC allowed us to increase our base rates -- which will increase our base rate revenues over the twelve-month period March 1998 through February 1999 by $16 million, and we had higher conservation surcharge revenues.

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


Gas Cost Adjustments
--------------------

    We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section on page 17.

    However, effective October 1996, the Maryland PSC approved a modification of these clauses to provide a market based rates incentive mechanism. Under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between BGE (which benefits shareholders) and customers, and does not significantly impact earnings.

    Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling them gas. We charge these customers a fee for the transportation service we provide. This per unit charge assures that fixed costs are spread over the maximum number of DTH.

    During the quarter and nine months ended September 30, 1998, gas adjustment revenues decreased mostly because we sold less gas.

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

    During the quarter ended September 30, 1998, revenues from off-system gas sales increased compared to the same period of 1997 mostly because we sold more gas off-system.

    During the nine months ended September 30, 1998, revenues from off-system gas sales increased mostly because we sold more gas off-system, and we sold it at a higher price. These changes in off-system sales did not significantly impact earnings.


Gas Purchased For Resale Expenses
---------------------------------

                         Quarter Ended   Nine Months Ended
                         September 30     September 30
                        --------------  -----------------
                         1998     1997    1998     1997
                       -------  -------  ------- --------
                                 (In millions)
Actual costs..........  $19.4    $23.4    $148.5  $196.9
Net recovery of
  costs under gas
  adjustment
  clauses (see Note
  1 of our 1997
  Form 10-K)........      2.2      2.0       3.5     9.9
                         ----     ----      ----    ----
Total gas purchased
  for resale expenses.  $21.6    $25.4    $152.0  $206.8
                       ======    =====    ======  ======

Actual Costs
------------

    Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers, including Bethlehem Steel.

    During the quarter and nine months ended September 30, 1998, actual gas costs decreased mostly because we sold less gas.


Gas Adjustment Clauses
----------------------

    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter and nine months ended September 30, 1998, our actual gas costs were lower than the fuel rate revenues we collected from our customers.


Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------

    During the quarter ended September 30, 1998, our operations and maintenance expenses increased $7.2 million mostly due to the timing of expenses associated with a regular maintenance outage at Calvert Cliffs compared with the same period last year.

    During the nine months ended September 30, 1998, our operations and maintenance expenses decreased $2.1 million. These expenses decreased mostly because of lower labor costs. Operations and maintenance costs would have been even lower except for a $6.0 million write-off of contributions to a third party for a low-level radiation waste facility that was never completed.

Depreciation and Amortization Expenses
--------------------------------------

    During the quarter ended September 30, 1998, depreciation and amortization increased $4.2 million. These expenses increased mostly because we had more plant in service (as our level of plant in service changes, the amount of our depreciation and amortization expense changes).

    During the nine months ended September 30, 1998, depreciation and amortization increased $19.5 million. These expenses increased mostly for two reasons: we had more plant in service, and we reduced the amortization period for certain computer software beginning in the first quarter of 1998 from five years to three years.

    On October 21, 1998, the Maryland PSC authorized BGE to implement revised electric depreciation rates retroactive to January 1, 1998. This will increase annual depreciation expense by approximately $13 million and will be recorded for 1998 in the fourth quarter.

Other Income and Expenses
-------------------------

Interest Charges
----------------

    Interest charges represent the interest on our outstanding debt. During the quarter ended September 30, 1998, interest charges decreased $3.8 million compared to the same period of 1997 mostly because we had less debt outstanding.

    During the nine months ended September 30, 1998, we had $1.5 million of higher interest charges compared to the same period of 1997 mostly because we had more debt outstanding.


Distributions on Company Obligated Mandatorily Redeemable Trust Preferred Securities
--------------------------------------------------------------------------------

    During the quarter and nine months ended September 30, 1998, distributions on company obligated mandatorily redeemable trust preferred securities increased, compared to the same periods of 1997, because this type of security was first issued in June 1998.

    We discuss the company obligated mandatorily redeemable trust preferred securities further in the Notes to Consolidated Financial Statements on page 6.

Income Taxes
------------

    During the quarter ended September 30, 1998, our total income taxes increased $1.6 million mostly because we had higher taxable income from our utility operations.

    During the nine months ended September 30, 1998, our total income taxes increased $35.3 million because we had higher taxable income from both our utility operations and our diversified businesses.

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

    We have combined our diversified businesses under Constellation Enterprises, Inc. They are as follows:

      o Constellation Power Source, Inc. -- our power marketing business,
      o Constellation Power, Inc. and Subsidiaries -- our power generation business,
      o Constellation Energy Source(TM), Inc. -- our energy products and services business,
      o BGE Home Products & Services, Inc. and Subsidiaries -- our home products, commercial building systems, and residential and small commercial natural gas retail marketing business,
      o Constellation Investments, Inc. -- our financial investments business, and
      o Constellation Real Estate Group, Inc. -- our real estate and senior-living facilities business.

Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                       Quarter Ended   Nine Months Ended
                        September 30      September 30
                      ---------------  -----------------
                         1998    1997    1998     1997
                         ----    ----    ----     ----
Power marketing.......   $(.01) $(.01)    $.00   $(.01)
Power generation......     .13    .08      .25     .20
Energy products and
  services............    (.01)  (.01)    (.02)   (.02)
Home products and
  commercial building
  systems.............     .01    .01      .02     .02
Financial investments.    (.02)   .08      .04     .14
Real estate and
  senior-living..         (.05)  (.02)    (.10)   (.02)
Other.................     .00   (.01)     .00    (.02)
                           ---   -----     ---    -----
Total diversified
  business earnings per
  share from operations    .05    .12      .19     .29
                           ---    ---      ---     ---
Write-down of real
  estate investments         -      -        -    (.30)
                           ---    ---      ---     ---
Total earnings per share  $.05   $.12     $.19   $(.01)
                           ===    ===      ===     ===

Quarter Ended September 30, 1998
--------------------------------

    Our total diversified business earnings for the quarter ended September 30, 1998 decreased $11.2 million, or $.07 per share, compared to the same period of 1997.

    In the third quarter of 1998, diversified business earnings from operations decreased compared to the same period of 1997, mostly because of lower earnings from our financial investments and real estate businesses. Earnings would have been lower except that we had higher earnings from our power generation business.

Nine Months Ended September 30, 1998
------------------------------------

    Our total diversified business earnings for the nine months ended September 30, 1998 increased $30.7 million, or $.20 per share, compared to the same period of 1997 mostly because in 1997, our real estate and senior-living facilities business wrote down their investments in two real estate projects by a total of $43.9 million after-tax, or $.30 per share. We discuss these write-downs further in the "Real Estate Development and Senior-Living Facilities" section of our 1997 Annual Report on Form 10-K.

    In the nine months ended September 30, 1998, diversified business earnings from operations decreased compared to the same period of 1997 mostly because of lower earnings from our financial investments and real estate businesses. Earnings would have been lower except that we had higher earnings from our power generation business.

    We discuss the earnings of each of our diversified businesses separately below.

Power Marketing
---------------

    Constellation   Power  Source,  Inc.  provides  power  marketing  and  risk management services to wholesale customers in North America by purchasing and selling electric power, other energy commodities, and related derivatives.

    In addition, in March, 1998, Constellation Power Source and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada.

    Constellation Power Source's business activities include trading:

      o  electricity,
      o  other energy commodities, and
      o  related derivative contracts.

    Constellation   Power  Source  reports  its  trading  activities  using  the
mark-to-market  method  of  accounting.   Under  the  mark-to-market  method  of
accounting, we report:

      o commodity positions and derivatives at fair value as "Assets from energy trading activities"on page 3 and "Liabilities from energy trading activities" on page 4 in the Consolidated Balance Sheets, and
      o changes in the fair value of these assets and liabilities as components of "Diversified businesses revenues" in the Consolidated Statements of Income on page 2.

    As a result of the nature of its trading activities, Constellation Power Source's revenue and earnings will fluctuate. The primary factors that cause these fluctuations are:

      o the number and size of new transactions,
      o the magnitude and volatility of changes in commodity prices and interest rates, and
      o the number and size of open commodity and derivative positions Constellation Power Source holds or sells.

    Constellation Power Source management uses its best estimates to determine the fair value of the commodities and derivatives positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material. Assets and liabilities from energy trading activities increased at September 30, 1998 compared to December 31, 1997 because of greater trading activity during the period.

    During the quarter and nine months ended September 30, 1998, earnings from our power marketing business were about the same as they were during the same periods of 1997.

Power Generation
----------------

Overview
--------

    Constellation Power, Inc. and subsidiaries develop, own, and operate domestic and international power generation projects and manage power generation projects owned by Constellation Investments, Inc.

    During the quarter and nine months ended September 30, 1998, earnings from our power generation business increased mostly because in the third quarter of 1998, Constellation Power, Inc. recorded $10.4 million for its proportionate share of earnings in a partnership. During the period, the partnership recognized a gain on the sale of its ownership interest in a power sales contract.


California Power Purchase Agreements
------------------------------------

    Constellation Power and subsidiaries and Constellation Investments have $308 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $24 million, or $.16 per share, for the quarter ended September 30, 1998 and $41 million, or $.28 per share for the nine months ended September 30, 1998.

    Under these agreements, the electricity rates change from fixed rates to variable rates during 1996 through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates. However, the California projects that make the highest revenues will transition in 1999 and 2000. As a result, we do not expect our power generation business to have significantly lower earnings before 2000 due to the transition to variable rates. We cannot predict the financial effects of the transition from fixed to variable rates on our power generation business or on BGE, but the effects could be material.

    We describe these projects and the transition process in detail in the Notes to Consolidated Financial Statements on page 9.

International
-------------

    Constellation Power's business in Latin America:

      o develops, acquires, owns, and operates power generation projects, and
      o acquires and owns distribution systems.

    At September 30, 1998, Constellation Power had invested about $104.4 million and committed another $16.0 million in 10 power projects in Latin America.

    On  October  30,  1998,  an  investment  group  in   which  subsidiaries  of
Constellation Power hold an 80% interest, purchased 51% of the stock of a Panamanian electric distribution company for approximately $90 million.

    In the future, Constellation Power expects to expand its power generation business further in both domestic and international projects.

Energy Products and Services
----------------------------

    Constellation Energy Source, Inc. offers energy products and services designed primarily to provide solutions to the energy needs of mid-sized commercial and industrial customers. These energy products and services include:

      o wholesale and retail natural gas marketing services,
      o a full range of heating, ventilation, air conditioning, and energy services,
      o energy consulting and power-quality services,
      o services to enhance the reliability of individual electric supply systems,
      o customized financing alternatives, and
      o retail electricity as available.

    During the quarter and nine months ended September 30, 1998, earnings from our energy products and services business were about the same as they were in the same periods of 1997.

Home Products and Commercial Building Systems
---------------------------------------------

    BGE Home Products & Services, Inc. and subsidiaries offer services to residential and small commercial customers. These services include:

      o the sale and service of electric and gas appliances,
      o home improvements,
      o the sale and service of heating, air conditioning, plumbing, electrical, and indoor air quality systems, and
      o effective July 1, 1998 natural gas retail marketing.

    During the quarter and nine months ended September 30, 1998, earnings from our home products and commercial building systems business were about the same as they were in the same periods of 1997.

Financial Investments
---------------------

    Constellation Investments, Inc. engages in financial investments, including:

      o marketable securities,
      o financial limited partnerships, and
      o financial guaranty insurance companies.

    During the quarter and nine months ended September 30, 1998, earnings from financial investments were lower compared to the same periods of 1997 mostly due to two factors. We recorded a $6 million after-tax gain on a sale of stock held by a financial limited partnership during the third quarter of 1997. We did not have a similar gain in the same period of 1998. We also had lower earnings from financial investments during both periods of 1998 due to a broad decline in financial market conditions during the quarter.

Real Estate and Senior-Living
-----------------------------

    Constellation Real Estate Group, Inc. (CREG) develops, owns, and manages real estate and senior-living facilities, including:

      o land development projects,
      o an entertainment, dining, and retail complex in Orlando, Florida,
      o a mixed-use planned-unit development, and
      o senior-living facilities.

    During the quarter and nine months ended September 30, 1998, real estate and senior-living facilities earnings from operations decreased compared to the same periods of 1997 due to lower earnings from various real estate and senior-living facilities projects.

    In May 1998, CREG entered into an agreement with Corporate Office Properties Trust (COPT), a real estate investment trust based in Philadelphia. The COPT transaction is closing in several stages, the most significant of which occurred on September 28, 1998. Upon completion of the transaction, CREG will have contributed certain properties and other assets for a combination of cash, debt assumption, and COPT securities. We discuss the COPT transaction further in the Notes to Consolidated Financial Statements on page 10.

    We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate projects. If we were to sell our real estate projects in the current market, we would have losses, although the amount of the losses is hard to predict. Depending on market conditions in the future, we could also have losses on any future sales.

    We discuss CREG's real estate business further in the Notes to Consolidated Financial Statements on page 10.

Liquidity and Capital Resources
-------------------------------
Overview
--------
    Our business requires a great deal of capital. Our actual capital requirements for the nine months ended September 30, 1998, along with estimated annual amounts for the years 1998 through 2000, are shown below. For the twelve months ended September 30, 1998, our ratio of earnings to fixed charges was 3.10 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.61.

                                                             Nine Months Ended
                                                               September 30,         Calendar Year Estimate
                                                                    1998          1998        1999        2000
                                                                 ---------      -------     --------    --------
                                                                                 (In millions)

Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
   Electric                                                          $157           $250        $272       $ 273
   Gas                                                                 39             60          76          72
   Common                                                              12             20          27          24
                                                                 --------        -------     -------     -------
   Total construction expenditures                                    208            330         375         369
AFC                                                                     8              9          11          13
Nuclear fuel (uranium purchases and processing charges)                49             50          50          48
Deferred energy conservation expenditures                              15             15           1           -
Retirement of long-term debt and redemption of
  preference stock                                                    195            222         341         253
                                                                 --------        -------     -------     -------
Total utility business capital requirements                           475            626         778         683
                                                                 --------        -------     -------     -------

Diversified Business Capital Requirements:
------------------------------------------

Investment requirements                                                92            195         144         162
Retirement of long-term debt                                          141            291         172         231
                                                                 --------        -------     -------     -------
Total diversified business capital requirements                       233            486         316         393
                                                                 --------        -------     -------     -------

Total capital requirements                                           $708         $1,112      $1,094      $1,076
                                                                 ========        =======     =======     =======

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

    During the twelve months ended September 30, 1998, our utility operations provided about 120% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    During the three years from 1998 through 2000, we expect utility operations to provide about 115% of the cash needed to meet our capital requirements, excluding cash needed to retire debt and redeem preference stock.

    When we cannot meet utility capital requirements internally, we sell debt and equity securities. We also sell securities when market conditions permit us to refinance existing debt or preference stock at a lower cost. The amount of cash we need and market conditions determine when and how much we sell. From January 1, 1998 through the date of this report, we issued $156.5 million of long-term debt, $250 million of trust originated preferred securities, and 1,578,527 shares of common stock. The net proceeds from the issuances of common stock were about $51.8 million. During the same period, $70 million of debt either matured or was redeemed early, and we redeemed $126 million of preference stock.

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

                   Standard        Moody's    Duff & Phelps
                    & Poors       Investors      Credit
                 Rating Group      Service     Rating Co.
                -------------    ---------    -----------
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

    Investment requirements for 1998 through 2000 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements could vary a great deal from the estimates on page 23 because they would be subject to several variables, including:

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

    Our diversified businesses have met their capital requirements in the past through borrowing, cash from their operations, and from time to time, loans or equity contributions from BGE. BGE Home Products & Services may also meet capital requirements through sales of receivables. Our diversified businesses plan to raise the cash needed to meet capital requirements in the future through these same methods. If CREG can get a reasonable value for real estate, additional cash may be obtained by selling real estate projects. Their ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate business and market in the "Real Estate and Senior-Living" section on page 22 and in the Notes to Consolidated Financial Statements on page 10.

    Our diversified businesses have revolving credit agreements totaling $135 million to provide additional cash for short-term financial needs and a $75 million letter of credit facility as discussed further in the Notes to Consolidated Financial Statements on page 7.

    In October 1998, a subsidiary of Constellation Enterprises, Inc. issued $157 million of notes to several institutional investors in a private placement offering. This private placement is discussed further in the Notes to Consolidated Financial Statements on page 7.

    In October 1998, a subsidiary of Constellation Power entered into a $30 million credit facility. This credit facility is discussed further in the Notes to Consolidated Financial Statements on page 7.

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


The Year 2000 Issue
-------------------

    We have not experienced any significant year 2000 problems to date and we do not expect any significant problems to impair our operations as we transition to the new century. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. We are focusing on critical operating and business systems and expect to have contingency plans in place by September 1999, to deal with any problems if they should occur.

    We estimate our total year 2000 costs to be between $38 million and $42 million. To date, we have spent approximately $15 million. About one-third of the total costs are for normal system replacements and will be capitalized (included in our Consolidated Balance Sheets). The remaining costs will be expensed (included in our Consolidated Statements of Income). Only about one-third of our total costs are incremental (not previously included in our information technology budget).

Utility Business
----------------

    The reasonably likely worst case scenario faced by our utility business is any interruption in providing electric and gas service to our customers. We cannot predict the impact of any interruption on our results of operations, but the impact could be material. To address this and other concerns, we established a year 2000 task force. Based on a work plan developed by the task force, we have targeted six key areas. Of these areas, digital systems have the most impact on our ability to provide electric and gas service. Telecommunications, suppliers, and certain information technology applications also impact our ability to provide electric and gas service. The six key areas are:

     o digital systems (devices with embedded microprocessors such as power instrumentation, controls, and meters),
     o  telecommunications systems,
     o  major suppliers,
     o information technology applications (our customer, business, and human resources information systems),
     o  computer hardware and software infrastructure, and
     o  contingency plans.

    We have completed our assessment of the year 2000 impact on our business, which involved inventorying all systems and identifying appropriate resources. We have also developed action plans to ensure that the key areas identified above are year 2000 ready. We are currently converting and testing all of our systems. Each system will be tested by selected users following formal guidelines developed by BGE. Each system will then be certified by a tester and the year 2000 task force. We have inventoried our major suppliers and are currently assessing their year 2000 readiness through surveys. We will follow-up with our major suppliers via interviews in early 1999.

    Through the date of this report, we estimate that we have completed approximately 45% of our year 2000 project and we expect to certify our systems for year 2000 readiness on the dates below:

                                       Date to be
                                       Certified
                                       ---------
Digital systems                      June     1999
Telecommunications systems           March    1999
Major suppliers                      June     1999
Information technology applications  March    1999
Computer hardware and software
     infrastructure                  March    1999

    Year 2000 operational contingency planning is underway. Staffing and initial planning is expected to be completed by the end of 1998. Contingency plans are expected to be completed, including company-wide training, by September 1999. Our contingency plans will include the contingency guidelines issued by the Nuclear Energy Institute, which are endorsed by the Nuclear Regulatory Commission and pertain to Calvert Cliffs. They will also include contingency guidelines issued by the North American Electric Reliability Council (NERC) and will be coordinated with regional electric and gas activities. The NERC has scheduled two industry wide tests for 1999.

    Another issue we are addressing is the impact of electric power grid problems that may occur outside of our own electric system. We have started year 2000 electric power grid impact planning through our various electric interconnection affiliations. The PJM interconnection has drafted year 2000 operational preparedness plans and restoration scenarios and will continue to develop these plans during the first half of 1999 in cooperation with NERC. The NERC has started monthly assessments of the electric utility industry to communicate the readiness of the national electric grid for year 2000.

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

    BGE has joined the American Gas Association (AGA) in an initiative similar to the one with EPRI to facilitate year 2000 problem solving among gas utilities. The AGA has initiated quarterly assessments of the gas utility industry to communicate the readiness of its' members for the year 2000.

Diversified Businesses
----------------------

    Our diversified businesses continue to move forward with action plans developed to prepare their systems for the year 2000. Outside consultants have been retained to help complete assessments and to assist us in the remediation and testing efforts. The work plans developed are similar to those used by our utility business, including a defined test certification process. All systems are expected to be certified by December 1999. Our diversified businesses will also develop contingency plans, which are expected to be completed by December 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    Not applicable. However, we disclose information about our risk management policies in Note 1 of our 1997 Annual Report on Form 10-K, and we discuss the trading activities of our power marketing business in the "Power Marketing" section of Management's Discussion and Analysis on page 20.

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

    To date, seven of these cases were settled before trial for amounts that were immaterial. One trial is currently scheduled for August, 1999.

    The second type are claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

NOx Emissions Litigation
------------------------

    On June 19, 1998, we filed a lawsuit against the Maryland Department of the Environment (MDE) in Baltimore City Circuit Court challenging regulations that require reduction of nitrogen oxide (NOx) emissions. The regulations took effect June 1, 1998, and require major NOx sources to reduce NOx emissions up to 65% by May, 1999. While we are already taking steps to control NOx emissions at our generating plants, we communicated to MDE that we cannot install the required technology at our Brandon Shores plant in time to meet the 1999 deadline. Non-compliance with the regulations potentially could expose us to significant penalties.

    We also discuss this litigation under the heading "Environmental Matters" in the Notes to Consolidated Financial Statements on page 7.

--------  -----------------------------

Item 5.  Other Information
-------  -----------------

Forward-Looking Statements
--------------------------

    We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties and factors include, but are not limited to:

    o   general economic, business and regulatory conditions,
    o   energy supply and demand,
    o   competition,
    o   federal and state regulations,
    o   availability,  terms,  and use of capital,
    o   nuclear  and  environmental issues,
    o   weather,
    o industry restructuring and cost recovery (including the potential effect of stranded investments), and
    o   year 2000 readiness.

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

--------  -----------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

           (a)      Exhibit No. 3                Bylaws of Baltimore Gas and Electric Company, amended as of October
                                                 16, 1998.
                    Exhibit No. 12               Computation of Ratio of Earnings to Fixed Charges and
                                                 Computation of Ratio of Earnings to Combined Fixed Charges and
                                                 Preferred and Preference Dividend Requirements.

                    Exhibit No. 27               Financial Data Schedule.


           (b) Reports on Form 8-K for the quarter ended September 30, 1998:


                    None



                                    SIGNATURE
                           ---------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BALTIMORE GAS AND ELECTRIC COMPANY
        -----------------------------------------------------------------
                                  (Registrant)





Date:   November 13, 1998                        /s/ D. A. Brune
-------------------------  -----------------------------------------------------
                                   D. A. Brune, Vice President on behalf of the
                                   Registrant and as Principal Financial Officer

                                  EXHIBIT INDEX

               Exhibit
               Number

                 3                               Bylaws of Baltimore Gas and
                                                 Electric Company, amended as of
                                                 October 16, 1998.
                 12                              Computation    of    Ratio   of
                                                 Earnings  to Fixed  Charges and
                                                 Computation    of    Ratio   of
                                                 Earnings  to   Combined   Fixed
                                                 Charges   and   Preferred   and
                                                 Preference Dividend
                                                 Requirements.

                 27                              Financial Data Schedule.
