Form 10-Q
period 1999-03-31
BALTIMORE GAS & ELECTRIC CO
filed 2000-04-13
CIK 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 1999

       Commission        Exact name of registrant              IRS Employer
      file number        as specified in its charter          Identification No.
      -----------        ---------------------------          ------------------

       1-12869           CONSTELLATION ENERGY GROUP, INC.        52-1964611

       1-1910            BALTIMORE GAS AND ELECTRIC COMPANY      52-0280210



                                    Maryland
                       -----------------------------------
                            (State of Incorporation)


                39 W. Lexington Street Baltimore, Maryland 21201
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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

Yes   X        No


Common Stock, without par value - 149,556,416 shares outstanding on May 3, 1999.

                        CONSTELLATION ENERGY GROUP, INC.
                        --------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)
---------------------------------------------

                                                                             Three Months Ended March 31,
                                                                          ---------------------------------
                                                                               1999              1998
                                                                             ----------        ----------
                                                                          (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                                 $     513.0       $     499.2
  Gas                                                                            192.8             180.5
  Diversified businesses                                                         226.5             186.4
                                                                             ----------        ----------
  Total revenues                                                                 932.3             866.1
                                                                             ----------        ----------

Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                                             121.1             126.5
  Gas purchased for resale                                                       102.1              98.3
  Operations                                                                     135.3             126.1
  Maintenance                                                                     48.9              34.2
  Diversified businesses - selling, general, and administrative                  176.3             144.1
  Depreciation and amortization                                                   90.3              96.5
  Taxes other than income taxes                                                   60.2              57.0
                                                                             ----------        ----------
  Total expenses other than interest and income taxes                            734.2             682.7
                                                                             ----------        ----------
Income From Operations                                                           198.1             183.4
                                                                             ----------        ----------

Other Income (Expense)
  Allowance for equity funds used during construction                              1.7               1.7
  Equity in earnings of Safe Harbor Water Power Corporation                        1.3               1.2
  Net other expense                                                               (3.8)             (1.0)
                                                                             ----------        ----------
  Total other income (expense)                                                    (0.8)              1.9
                                                                             ----------        ----------
Income Before Interest and Income Taxes                                          197.3             185.3
                                                                             ----------        ----------

Interest Expense
  Interest charges                                                                62.4              61.8
  Capitalized interest                                                            (0.3)             (1.4)
  Allowance for borrowed funds used during construction                           (0.9)             (0.9)
                                                                             ----------        ----------
  Net interest expense                                                            61.2              59.5
                                                                             ----------        ----------
Income Before Income Taxes                                                       136.1             125.8
                                                                             ----------        ----------

Income Taxes
  Current                                                                         49.6              57.3
  Deferred                                                                         2.5              (9.9)
  Investment tax credit adjustments                                               (2.2)             (1.8)
                                                                             ----------        ----------
  Total income taxes                                                              49.9              45.6
                                                                             ----------        ----------

Net Income                                                                        86.2              80.2
Preference Stock Dividends                                                         3.4               5.8
                                                                             ----------        ----------
Earnings Applicable to Common Stock                                        $      82.8       $      74.4
                                                                             ==========        ==========


Average Shares of Common Stock Outstanding                                       149.5             147.9

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                                 $0.55             $0.50

Dividends Declared Per Share of Common Stock                                     $0.42             $0.41

Consolidated Statements of Comprehensive Income (Unaudited)
-----------------------------------------------------------

Net income                                                                 $      86.2       $      80.2
Other comprehensive income (expense), net of taxes                                (3.2)              0.9
                                                                             ----------        ----------
Comprehensive Income                                                       $      83.0       $      81.1
                                                                             ==========        ==========


See Notes to Consolidated Financial Statements.

                        CONSTELLATION ENERGY GROUP, INC.
                        --------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                                   March 31,             December 31,
                                                                     1999*                  1998
                                                                 --------------         -------------

                                                                           (In Millions)


  ASSETS
  Current Assets
    Cash and cash equivalents                                  $         344.0      $        173.7
    Accounts receivable (net of allowance for uncollectibles
          of $21.4 and $20.3 respectively)                               422.7               401.8
    Trading securities                                                   118.5               119.7
    Fuel stocks                                                           47.2                85.4
    Materials and supplies                                               148.3               145.1
    Prepaid taxes other than income taxes                                 32.0                68.8
    Assets from energy trading activities                                215.6               160.2
    Other                                                                 19.7                21.4
                                                                 --------------       -------------

    Total current assets                                               1,348.0             1,176.1
                                                                 --------------       -------------

  Investments and Other Assets
    Real estate projects and investments                                 335.6               353.9
    Power projects                                                       641.4               656.8
    Financial investments                                                188.9               198.0
    Nuclear decommissioning trust fund                                   191.0               181.4
    Net pension asset                                                    102.3               108.0
    Safe Harbor Water Power Corporation                                   34.4                34.4
    Senior living facilities                                              99.3                93.5
    Other                                                                114.5               115.4
                                                                 --------------       -------------

    Total investments and other assets                                 1,707.4             1,741.4
                                                                 --------------       -------------

  Utility Plant
    Plant in service
      Electric                                                         6,927.3             6,890.3
      Gas                                                                934.3               921.3
      Common                                                             554.3               552.8
                                                                 --------------       -------------

      Total plant in service                                           8,415.9             8,364.4
    Accumulated depreciation                                          (3,141.7)           (3,087.5)
                                                                 --------------       -------------

    Net plant in service                                               5,274.2             5,276.9
    Construction work in progress                                        218.2               223.0
    Nuclear fuel (net of amortization)                                   122.2               132.5
    Plant held for future use                                             25.4                24.3
                                                                 --------------       -------------

    Net utility plant                                                  5,640.0             5,656.7
                                                                 --------------       -------------

  Deferred Charges
    Regulatory assets (net)                                              529.4               565.7
    Other                                                                 58.8                55.1
                                                                 --------------       -------------

    Total deferred charges                                               588.2               620.8
                                                                 --------------       -------------


  TOTAL ASSETS                                                 $       9,283.6      $      9,195.0
                                                                 ==============       =============


* Unaudited


See Notes to Consolidated Financial Statements.

                        CONSTELLATION ENERGY GROUP, INC.
                        --------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

Item 1.  Financial Statements

Consolidated Balance Sheets
---------------------------

                                                                   March 31,           December 31,
                                                                     1999*                1998
                                                                 --------------       -------------

                                                                           (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Current portions of long-term debt and preference stock    $         510.4      $        541.7
    Accounts payable                                                     254.6               249.6
    Customer deposits                                                     36.9                35.5
    Accrued taxes                                                         59.8                 6.5
    Accrued interest                                                      66.9                58.6
    Dividends declared                                                    66.3                66.1
    Accrued vacation costs                                                36.1                34.7
    Liabilities from energy trading activities                           158.2               126.2
    Other                                                                 23.7                45.3
                                                                 --------------       -------------

    Total current liabilities                                          1,212.9             1,164.2
                                                                 --------------       -------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                              1,305.5             1,309.1
    Postretirement and postemployment benefits                           226.3               217.0
    Deferred investment tax credits                                      115.8               118.0
    Decommissioning of federal uranium enrichment facilities              30.8                30.8
    Other                                                                 60.6                56.3
                                                                 --------------       -------------

    Total deferred credits and other liabilities                       1,739.0             1,731.2
                                                                 --------------       -------------

  Capitalization
  Long-term Debt
    First refunding mortgage bonds of BGE                              1,554.2             1,554.2
    Other long-term debt of BGE                                        1,000.8             1,000.8
    BGE obligated mandatorily redeemable
         trust preferred securities                                      250.0               250.0
    Long-term debt of diversified businesses                             846.4               870.2
    Unamortized discount and premium                                     (12.1)              (12.4)
    Current portion of long-term debt                                   (503.4)             (534.7)
                                                                 --------------       -------------

    Total long-term debt                                               3,135.9             3,128.1
                                                                 --------------       -------------

  Redeemable Preference Stock                                              7.0                 7.0
    Current portion of redeemable preference stock                        (7.0)               (7.0)
                                                                 --------------       -------------

    Total redeemable preference stock                                        -                   -
                                                                 --------------       -------------

  Preference Stock Not Subject to Mandatory Redemption                   190.0               190.0
                                                                 --------------       -------------

  Common Shareholders' Equity
    Common stock                                                       1,492.6             1,485.1
    Retained earnings                                                  1,510.3             1,490.3
    Accumulated other comprehensive income                                 2.9                 6.1
                                                                 --------------       -------------

    Total common shareholders' equity                                  3,005.8             2,981.5
                                                                 --------------       -------------

    Total capitalization                                               6,331.7             6,299.6
                                                                 --------------       -------------


  TOTAL LIABILITIES AND CAPITALIZATION                         $       9,283.6      $      9,195.0
                                                                 ==============       =============


* Unaudited


See Notes to Consolidated Financial Statements.

                        CONSTELLATION ENERGY GROUP, INC.
                        --------------------------------


PART I. FINANCIAL INFORMATION (Continued)
-----------------------------------------

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                         Three Months Ended March 31,
                                                                        --------------------------------
                                                                           1999                1998
                                                                        ------------        ------------
                                                                                 (In Millions)
Cash Flows From Operating Activities
  Net income                                                          $        86.2      $         80.2
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                             104.7               110.3
    Deferred income taxes                                                       2.5                (9.9)
    Investment tax credit adjustments                                          (2.2)               (1.8)
    Deferred fuel costs                                                         7.6                22.8
    Accrued pension and postemployment benefits                                16.2                 4.5
    Allowance for equity funds used during construction                        (1.7)               (1.7)
    Equity in earnings of affiliates and joint ventures (net)                  22.5                (6.0)
    Changes in assets from energy trading activities                          (55.5)              (51.2)
    Changes in liabilities from energy trading activities                      32.0                41.9
    Changes in other current assets                                            57.6                94.4
    Changes in other current liabilities                                       53.4                 4.6
    Other                                                                      (2.4)              (12.1)
                                                                        ------------        ------------
  Net cash provided by operating activities                                   320.9               276.0
                                                                        ------------        ------------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                           (73.4)              (63.1)
  Allowance for equity funds used during construction                           1.7                 1.7
  Nuclear fuel expenditures                                                    (1.6)               (2.8)
  Deferred conservation expenditures                                           (0.3)               (4.8)
  Contributions to nuclear decommissioning trust fund                          (4.4)               (4.4)
  Purchases of marketable equity securities                                    (7.8)               (6.1)
  Sales of marketable equity securities                                         4.2                 9.8
  Other financial investments                                                   5.5                (2.1)
  Real estate projects and investments                                         26.1                31.8
  Power projects                                                               (5.5)              (61.7)
  Other                                                                       (12.1)              (11.6)
                                                                        ------------        ------------
  Net cash used in investing activities                                       (67.6)             (113.3)
                                                                        ------------        ------------

Cash Flows From Financing Activities
  Proceeds from issuance of:
      Short-term borrowings                                                   523.5             1,090.1
      Long-term debt                                                          104.6                36.4
      Common stock                                                              9.6                12.6
  Repayment of short-term borrowings                                         (523.5)           (1,185.6)
  Reacquisition of long-term debt                                            (128.8)              (29.9)
  Common stock dividends paid                                                 (62.7)              (60.5)
  Preference stock dividends paid                                              (3.4)               (5.8)
  Other                                                                        (2.3)               (3.3)
                                                                        ------------        ------------
  Net cash used in financing activities                                       (83.0)             (146.0)
                                                                        ------------        ------------

Net Increase in Cash and Cash Equivalents                                     170.3                16.7
Cash and Cash Equivalents at Beginning of Period                              173.7               162.6
                                                                        ------------        ------------
Cash and Cash Equivalents at End of Period                            $       344.0      $        179.3
                                                                        ============        ============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                        $        51.6      $         51.5
    Income taxes paid                                                 $         1.0      $          0.8


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

Holding Company Formation
-------------------------
    On April 30, 1999, Constellation Energy Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE) and BGE's former subsidiary Constellation Enterprises, Inc. BGE's outstanding common stock was exchanged on a share-for-share basis for shares of common stock of Constellation Energy. BGE's debt securities, BGE obligated mandatorily redeemable trust preferred securities, and preference stock remain securities of BGE.

Basis of Presentation
---------------------
    This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements include the accounts of BGE, Constellation Enterprises, Inc. and its subsidiaries, District Chilled Water General Partnership (ComfortLink), and BGE Capital Trust I and, therefore, also represent the consolidated financial statements of Constellation Energy. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively.

Information by Operating Segment
--------------------------------

                                                        Energy        Other        Unallocated
                           Electric        Gas         Services    Diversified      Corporate
                           Business     Business      Businesses    Businesses      Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------

For the three months ended March 31,                               (in millions)

1999
----
Unaffiliated revenues       $  513.0      $192.8     $  177.5       $  49.0          $   -       $      -    $       932.3
Intersegment revenues            0.4         2.1          0.6          (0.3)             -            (2.8)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 513.4       194.9        178.1          48.7              -            (2.8)          932.3
Net income (loss)               49.4        22.0         16.1          (1.6)             -             0.3            86.2
Segment assets               6,314.7       888.8      1,299.9         803.8           (11.4)         (12.2)        9,283.6

-------------------------- ----------- ------------ ------------- --------------- -------------- ------------- ---------------

1998
----

Unaffiliated revenues       $  499.2      $180.5     $  116.3       $  70.1          $   -       $      -        $   866.1
Intersegment revenues             -           -           0.1           0.2              -            (0.3)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 499.2       180.5        116.4          70.3              -            (0.3)          866.1
Net income                      50.5        16.4         10.0           3.0              -             0.3            80.2
Segment assets               6,287.3       864.5      1,070.6         647.6             2.8           (1.3)        8,871.5

(a) A holding company for our diversified businesses does not allocate the items presented in the table to our Energy Services and Other Diversified businesses.

Financing Activity
------------------
Constellation Energy
--------------------
Issuances
---------
     As discussed on page 6, effective April 30, 1999, BGE's outstanding common stock was exchanged on a share-for-share basis for shares of common stock of Constellation Energy.

BGE
---
Issuances
---------
     BGE issued the following medium-term notes during the period from January 1, 1999 through the date of this report:
                                          Date       Net
                              Principal  Issued    Proceeds
                              ---------  ------    --------
                                        (In millions)
Series G
--------
Floating rate, due 2001        $60.0      3/99       $59.9

Series H
--------
Floating rate, due 2001         27.0      3/99        26.9

    During the period from January 1, 1999 through April 30, 1999, BGE issued a total of 310,775 shares of common stock, without par value, under the Shareholder Investment Plan. Net proceeds were about $9.6 million.

    In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure, including the mix of secured and unsecured debt.

Diversified Businesses
----------------------
     Please refer to the "Capital Requirements of our Diversified Businesses" section of Management's Discussion and Analysis on page 22 for information about the debt of our diversified businesses.

Commitments
-----------
    In 1998, Constellation Power Source, Inc., our power marketing and trading business, and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and has committed to contribute up to $175 million in equity to fund its investment in Orion.


Environmental Matters
---------------------
    The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations Title IV and Title I.

    Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

      o Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems, switching fuels, and retiring some units.
      o Phase II must be implemented by January 1, 2000. We expect to meet the compliance requirements through a combination of switching fuels and allowance trading.

    Title I addresses NOx emissions.  The Maryland Department of the Environment
(MDE) issued NOx regulations effective June 1, 1998. The MDE regulations require major NOx sources to reduce NOx emissions up to 65% by May 1999. On February 9, 1999, the Baltimore City Circuit Court ordered the MDE to issue a new compliance date to meet their 65% emissions reduction regulations. In the meantime, we are taking steps to control NOx emissions at our generating plants.

    The Environmental Protection Agency (EPA) issued a final rule in September 1998 that requires the reduction of NOx emissions up to 85% by 22 states (including Maryland and Pennsylvania). The 22 states must submit plans to the EPA by September 1999 showing how they will meet its new NOx emissions reduction requirements.

    Based on the MDE and EPA regulations, we currently estimate that the additional controls needed at our generating plants to meet the 65% NOx emission reduction requirements will cost approximately $126 million. Through the date of this report, we have spent approximately $30 million to meet the 65% reduction requirements. We cannot estimate the cost for the 85% reduction requirements at this time, however, these costs could be material.

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

    The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites. We can, however, estimate that our current 15.42% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia), could be as much as $4.9 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision issued by the EPA in 1998. The cleanup costs for some of the remaining sites could be significant, but we do not expect them to have a material effect on our financial position or results of operations.

    Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they have been approved by MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts recovered from insurance companies, as a regulatory asset. We discuss this further in Note 4 of BGE's 1998 Annual Report on Form 10-K. Through the date of this report, we have spent approximately $33 million for remediation at this site.

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

    Our potential environmental liabilities and pending environmental actions are described further in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters."


Nuclear Insurance
-----------------
    If there were an accident or an extended outage at either unit of the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs), it could have a substantial adverse financial effect on us. The primary contingencies that would result from an incident at Calvert Cliffs could include:

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

Insurance for Calvert Cliffs and Third Party Claims
---------------------------------------------------
    For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 17 weeks, we have insurance coverage for replacement power costs up to $494.2 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.8 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $23.2 million.

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

Insurance for Worker Radiation Claims
-------------------------------------
    As an operator of a commercial nuclear power plant in the United States, we are required to purchase insurance to cover radiation injury claims of certain nuclear workers. On January 1, 1998, a new insurance policy became effective for all operators requiring coverage for current operations. Waiving the right to make additional claims under the old policy was a condition for acceptance under the new policy. We describe both the old and new policies below.

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

    If claims under these polices exceed the coverage limits, the provisions of the Price Anderson Act (discussed in this section) would apply.

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

    The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material. We discuss significant disallowances in prior years related to past outages at Calvert Cliffs in BGE's 1998 Annual Report on Form 10-K.

    BGE's electric fuel rate clause will be discontinued when electric generation is deregulated and, therefore, earnings will be affected by the changes in the cost of fuel and energy. We discuss competition and its impact on BGE's generation business further in the "Competition and Response to Regulatory Change" section of Management's Discussion and Analysis on page 14.

California Power Purchase Agreements
------------------------------------
    Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $293.6 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $8.0 million, or $.05 per share, for the quarter ended March 31,1999.

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

    We use the term "transition period" to describe the time frame when the 10-year periods for fixed energy rates expire for these 15 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000.

    The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. However, we have not yet experienced significantly lower earnings from the California projects because the combined revenues from the remaining projects, which continue to supply electricity at fixed rates, are high enough to offset the lower revenues from the variable-rate projects. When the remaining projects transition to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates.

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

    At the date of this report, nine projects had already transitioned to variable rates. The remaining six projects that make the highest revenues will transition between June 1999 and December 2000. The projects which transition in 1999 contributed $2.1 million, or $.01 per share to the quarter ended March 31, 1999 earnings, while those changing over in 2000 contributed $5.9 million, or $.04 per share to the quarter ended March 31, 1999 earnings. We expect earnings to ultimately decrease by similar amounts as these projects transition.

Constellation Real Estate
-------------------------
    In April 1999, Constellation Real Estate Group, Inc. (CREG) sold Church Street Station, our entertainment, dining, and retail complex in Orlando, Florida for $11.5 million, the approximate book value of the complex.

    Most   of   CREG's    remaining   real   estate    projects   are   in   the
Baltimore-Washington corridor. The area has had a surplus of available land in recent years and as a result these projects have been economically hurt.

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

Item 2. Management's Discussion
-------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Introduction
------------
    On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE.

    BGE is an electric and gas public utility company with a service territory in the City of Baltimore and in all or part of ten counties in Central Maryland. Constellation Enterprises is a holding company for several diversified businesses engaged primarily in energy services.

    Our energy services businesses include certain subsidiaries of Constellation Enterprises and the District Chilled Water General Partnership (ComfortLink(R)), a general partnership in which BGE is a partner. Our energy services businesses are as follows:

      o Constellation Power Source,(TM) Inc. -- our
        wholesale power marketing and trading business,
      o Constellation Power, Inc.,(TM) and Subsidiaries -- our power projects business,
      o Constellation Energy Source,(TM) Inc. -- our energy products and services business,
      o BGE Home  Products &  Services,(TM)  Inc. and  Subsidiaries  -- our home
        products,   commercial  building  systems,  and  residential  and  small commercial gas retail marketing business,
      o ComfortLink -- our cooling services business for commercial customers in Baltimore.

    Constellation Enterprises, Inc. also has two other subsidiaries:

      o Constellation Investments,(TM) Inc. -- our financial investments business, and
      o Constellation Real Estate Group,(TM) Inc. -- our real estate and senior-living facilities business.

    The consolidated financial statements in this report include the accounts of BGE and its subsidiaries. Therefore, they also represent the financial statements of Constellation Energy and its subsidiaries. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. In Exhibit 99(a), we present financial information summarizing certain pro forma financial effects of the restructuring of BGE. The pro forma information assumes that the holding company was formed as of January 1, 1999. It presents BGE's summarized financial statements on a "stand-alone" basis by excluding the results of Constellation Enterprises and its subsidiaries. These companies became subsidiaries of Constellation Energy effective April 30, 1999.

    The electric utility industry is undergoing rapid and substantial change. On April 8, 1999, legislation authorizing customer choice and competition among electric suppliers in Maryland was enacted. In the natural gas industry, deregulation is well under way. The regulatory environment (federal and state) for both electricity and natural gas is shifting toward customer choice. These matters are discussed further in the "Competition and Response to Regulatory Change" section on page 14.

    In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. Constellation Energy will continue to invest in the growth of its power projects and power marketing and trading businesses with the objective of providing new sources of earnings in anticipation of lower electric utility revenues as competition is introduced into this industry in Maryland. In addition, we might consider one or more of the following strategies:

      o the complete or partial separation of our generation, transmission, and distribution functions,
      o purchase or sale of generation assets,
      o mergers or acquisitions of utility or non-utility businesses,
      o spin-off or sale of one or more businesses, and
      o growth of earnings from other nonregulated businesses.

    We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial condition or competitive position might be. Please refer to the "Forward Looking Statements" section. Additional detail on competition is included in BGE's 1998 Annual Report on Form 10-K under the heading "Electric Regulatory Matters and Competition."

    In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy including:

    o what factors affect our business,
    o what our earnings and costs were in the periods presented,
    o why earnings and costs changed between periods,
    o where our  earnings  came  from,
    o how all of this affects our overall financial condition,
    o what our expenditures for capital projects were in the current period and what we expect them to be in the future, and
    o where we expect to get cash for future capital expenditures.

     As you read this discussion and analysis, it may be helpful to refer to our Consolidated Statements of Income on page 2, which present the results of our operations for the quarters ended March 31, 1999 and 1998. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in Constellation Energy.


Results of Operations for the Quarter Ended March 31, 1999 Compared With the Same Period of 1998
--------------------------------------------------------------------------------

     In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                                Quarter Ended
                                   March 31
                             --------------------
                               1999        1998
                             --------    --------
Utility business.........    $   .45     $   .41
Diversified businesses...        .10         .09
                             --------    --------
Total earnings per share.    $   .55     $   .50
                             ========    ========

    Our total earnings for the quarter ended March 31, 1999 increased $8.4 million, or $.05 per share, compared to the same period of 1998 mostly because we had higher utility earnings.

    In the first quarter of 1999, we had higher utility earnings than we did in the same period of 1998 mostly because we sold more electricity and gas due to colder weather this year (people use more electricity and gas to heat their homes in colder weather). Utility earnings would have been even higher except we had higher operations and maintenance expenses. We discuss our utility earnings in more detail in the "Utility Business" section below.

    In the first quarter of 1999, diversified business earnings increased slightly compared to the same period of 1998 mostly because of higher earnings from our power marketing and trading business. Diversified business earnings would have been even higher except we had lower earnings from our financial investments business. We discuss our diversified business earnings in further in the "Diversified Businesses" section beginning on page 18.

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

    We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 17 and in Note 1 of BGE's 1998 Annual Report on Form 10-K.

    Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 9.

    BGE's electric fuel rate clause will be discontinued when electric generation is deregulated and, therefore, earnings will be affected by the changes in the cost of fuel and energy. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be refunded to or collected from our customers. This will occur over a period not to exceed twelve months from when the electric fuel rate clause no longer exists. At March 31, 1999, we have collected $6.7 million of electric fuel rate revenues in excess of our actual costs of fuel and energy.

    We also charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 17.

    From time to time, when necessary to cover increased costs, we ask the Maryland PSC for base rate increases. The Maryland PSC holds hearings to determine whether to grant us all or a portion of the amount requested. The Maryland PSC has historically allowed us to increase base rates to recover increased utility plant asset costs, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs.

    Other parties may petition the Maryland PSC to lower our base rates. We discuss this in more detail in the "Competition and Response to Regulatory Change" section on page 14.

Weather
-------
    Weather affects the demand for electricity and gas. Very hot summers and very cold winters increase demand. Mild weather reduces demand. Weather impacts residential sales more than commercial and industrial sales, which are mostly affected by business needs for electricity and gas.

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

    Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the "Weather Normalization" section on page 17.

    We show the number of heating degree days in the quarters ended March 31, 1999 and 1998 and the percentage change in the number of degree days between these two periods in the following table:

                                   Quarter Ended
                                     March 31
                              ------------------------
                                 1999          1998
                              ----------     ---------

Heating degree days........       2,389       2,022
Percent change
   compared to prior period             18.2%


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

    Usage per customer refers to all other items impacting customer sales that cannot be separately measured. These factors include the strength of the economy in our service territory. When the economy is healthy and expanding, customers tend to consume more electricity and gas. Conversely, during an economic downtrend, our customers tend to consume less electricity and gas.


Competition and Response to Regulatory Change
---------------------------------------------
    Our electric and gas businesses are also affected by competition as discussed below.

Electric Business
-----------------
    Electric utilities are facing competition on various fronts, including:

      o the construction of generating units to meet increased demand for electricity,
      o the  sale of  electricity  in  bulk  power  markets,
      o competing with alternative energy suppliers, and
      o electric sales to retail customers.

    On July 1, 1998, BGE and all other Maryland investor-owned electric utilities filed with the Maryland PSC their individual proposals for the transition from a regulated electric supply system to one where generation is priced based on a competitive retail electric market. The details of our proposal are discussed in BGE's 1998 Annual Report on Form 10-K.

    On December 22, 1998, other parties filed their positions in response to our proposals. The counter-proposals contain provisions, which, if adopted by the Maryland PSC, could negatively impact BGE's electric business. On September 3, 1998, the Office of People's Counsel (OPC) filed a petition requesting the Maryland PSC to lower our electric base rates. At our request, the Maryland PSC agreed to consolidate any such review of our electric base rates with its review of our electric restructuring transition proposal mentioned above. We filed testimony and exhibits with the Maryland PSC supporting our position that our current electric base rates are justified.

    On February 5, 1999, other parties, including the OPC, filed testimonies to lower our electric base rates by as much as $131 million. As a condition of the Maryland PSC's consolidation of these matters, we agreed to make our rates subject to refund effective July 1, 1999 should the Maryland PSC issue a rate reduction order after that date.

    On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure. Major elements of the Act are:

     o residential customer choice begins on July 1, 2000 for a third of customers, and the next two thirds will be phased in over the following two years,
     o all commercial and industrial customers may choose electric suppliers beginning January 1, 2001,
     o rates are frozen for all customers for four years after choice begins, at the rates in effect on June 30, 2000,
     o residential customers are guaranteed a reduction of 3% to 7.5% of rates in effect on June 30, 1999 (exact amount to be determined by the Maryland PSC) on electric base rates effective July 1, 2000 for 4 years after choice begins,
     o    generation is deregulated beginning on July 1, 2000,
     o existing utilities are responsible for the transmission and delivery of electricity,
     o the Maryland PSC continues to have the authority to mandate cost-effective energy conservation programs,
     o the Maryland PSC will determine transition costs or benefits as discussed further in this section,
     o the Maryland PSC is empowered to protect low-income customers through the establishment of a $34 million statewide universal service fund,
     o competitive billing is required to begin July 1, 2000 and competitive metering is required to begin in 2002,
     o a reciprocity provision is included for the sale of electricity, whereby utilities in neighboring states are prevented from competing with Maryland utilities unless the Maryland utility can compete in their service territory, and
     o customers who do not wish to change their electricity provider will receive "standard offer service" under procedures established by the Maryland PSC.

    The tax legislation made comprehensive changes to the state and local taxation of electric and gas utilities. Starting in the year 2000, the Maryland public service franchise tax will be altered to generally include a tax equal to
 .062 cents on each kilowatt-hour of electricity and .402 cents on each therm of natural gas delivered for final consumption in Maryland. The Maryland 2% franchise (gross receipts) tax on electric and natural gas utilities will continue to apply to transmission and distribution revenue. Additionally, all electric and natural gas utility revenue will become subject to the Maryland corporate income tax.

    Beginning July 1, 2000, the tax legislation also provides for a two-year phase-in of a 50% reduction in the local personal property taxes on machinery and equipment used to generate electricity for resale and a 60% corporate income tax credit for real property taxes paid on those facilities.

    The impact of these tax law changes will depend on Maryland PSC's ruling on our transition plan and BGE's operating results once generation is deregulated. The changes are designed, in part, to tax Maryland electric generating facilities on a more comparable basis with electric generation in surrounding states.

    On May 7, 1999, we reached a tentative agreement in principle with a majority of the active parties on the major issues in the electric restructuring proceedings discussed above and are in the process of finalizing an agreement that will potentially resolve all the issues. As a result, the Maryland PSC has suspended the procedural schedule and has instructed the settling parties to file a settlement agreement by June 15, 1999. All parties will then have an opportunity to comment on the settlement agreement based on a schedule to be determined. At that point, the Maryland PSC will determine what type of proceedings are necessary to render a decision regarding whether the settlement is in the public interest. The settlement agreement can modify some of the Act's provisions discussed above, with the Maryland PSC's concurrence. It is expected that the Maryland PSC will issue a final order by October 1, 1999.

    As part of its ruling, the Maryland PSC must authorize the amount, if any, of BGE's stranded investments in its generation plants. If it determines that there are stranded investments, the time frame over which BGE will recover its investment from customers must also be determined. BGE's current estimate of its stranded investments is approximately $900 million, including costs associated with the transition to competition.

    At March 31, 1999, we met the requirements to continue to apply Statement of Financial Accounting Standards (SFAS) No. 71 to BGE's utility operations. When sufficient details of the transition plan ultimately approved by the Maryland PSC become known, the generation portion of BGE's electric business will likely no longer meet the provisions of SFAS No. 71. At that time, we would implement SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of FASB Statement No. 71."

    A provision under SFAS No. 101 requires an evaluation of potential impairments of plant assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. If any of our generating plant assets are impaired under the provisions of SFAS No. 121, BGE would be required to record a write-down. The amount of any such write-down could materially affect BGE's financial position and results of operations. However, we cannot estimate the amount of the potential impairment loss, if any, at this time.

    Currently, Maryland law does not allow BGE to securitize the recovery of stranded investments. A securitization bill was introduced in the Maryland General Assembly this year but was not considered for enactment. It is expected that a securitization bill will be considered in the 2000 General Assembly. Securitization is a mechanism to recover stranded investments. Generally, bonds would be issued and the proceeds used primarily to reduce stranded investments and related capitalization of BGE. The bonds would be payable from irrevocable customer charges.

    We cannot predict the ultimate effect the implementation of electric customer choice as described in this section will have on BGE's financial position or results of operations, but such effects could be material.


Gas Business
------------
    Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE industrial and commercial gas customers, and 50,000 BGE residential gas customers (under a pilot program) have the option to purchase gas from other suppliers. On November 1, 1999, all BGE residential customers will have the same option.

Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                                Quarter Ended
                                   March 31
                             --------------------
                               1999        1998
                             --------    --------
Electric business........    $   .31     $   .31
Gas business.............        .14         .10
                             --------    --------
Total utility
   earnings per share....    $   .45     $   .41
                             ========    ========

    Our utility earnings for the quarter ended March 31, 1999 increased $6.9 million, or $.04 per share compared to the same period of 1998. We discuss the factors affecting utility earnings below.

Electric Operations
-------------------

Electric Revenues
-----------------
    The changes in electric revenues in 1999 compared to 1998 were caused by:

                                Quarter Ended
                                  March 31
                                1999 vs. 1998
                            ----------------------
                                   (In millions)
Electric system sales volumes..      $ 19.2
Base rates.....................         -
Fuel rates.....................         2.7
                                     ---------
Total change in electric revenues
    from electric system sales.        21.9
Interchange and other sales....        (8.3)
Other...........................        0.2
                                     ---------
Total change in electric revenues    $ 13.8
                                     =========

Electric System Sales Volumes
-----------------------------
    "Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1999 compared to 1998 were:

                                Quarter Ended
                                   March 31
                                1999 vs. 1998
                            ----------------------

Residential...................          7.9%
Commercial....................          3.7
Industrial....................         (0.9)

    During the quarter ended March 31, 1999, we sold more electricity to residential and commercial customers mostly due to colder weather. We sold about the same amount of electricity to industrial customers as we did during the same period of 1998.

Base Rates
----------
    During the quarter ended March 31, 1999, base rate revenues were about the same as they were in the same period of 1998. Although we sold more electricity this quarter, our base rate revenues were about the same because of lower conservation surcharge revenues.

Fuel Rates
----------
    During the quarter ended March 31, 1999, fuel rate revenues increased compared to the same period of 1998 because we sold more electricity.


Interchange and Other Sales
---------------------------
    "Interchange  and  other  sales"  are  sales  in the  PJM  (Pennsylvania-New
Jersey-Maryland) Interconnection energy market and to others. The PJM is a regional power pool with members that include many wholesale market participants, as well as BGE and seven other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

    During the quarter ended March 31, 1999, we had lower interchange and other sales compared to the same period of 1998 mostly because the increased demand for system sales this quarter reduced the amount of energy we had available for off-system sales.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                                   Quarter Ended
                                     March 31
                              -----------------------
                                 1999         1998
                              ---------    ----------
                                   (In millions)
Actual costs..............     $ 127.2      $ 114.6
Net recovery (deferral)
  of costs under
  electric fuel rate
  clause (see Note 1 of
  BGE's 1998 Form 10-K)...        (6.1)        11.9
                              ---------    ----------
Total electric fuel and
  purchased energy expenses    $ 121.1      $ 126.5
                              =========    ==========

Actual Costs
------------
    During the quarter ended March 31, 1999, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was higher than in the same period of 1998 mostly because the price of purchased electricity was higher. The price of electricity purchased changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms.

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

    During the quarter ended March 31, 1999, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------
    The changes in gas revenues in 1999 compared to 1998 were caused by:

                                Quarter Ended
                                  March 31
                                1999 vs. 1998
                            ----------------------
                                   (In millions)
Gas system sales volumes.....        $  5.8
Base rates...................           2.6
Weather normalization........           3.7
Gas cost adjustments.........           7.8
                                     ---------
Total change in gas
   revenues from gas                   19.9
   system sales..............
Off-system sales.............          (7.4)
Other........................          (0.2)
                                     ---------
Total change in gas revenues.        $ 12.3
                                     =========

Gas System Sales Volumes
------------------------
    The percentage changes in our gas system sales volumes, by type of customer, in 1999 compared to 1998 were:

                              Quarter Ended
                                  March 31
                              1999 vs. 1998
                           ---------------------

Residential................        11.8%
Commercial.................        13.3
Industrial.................         4.2

    During the quarter ended March 31, 1999, we sold more gas to residential customers mostly because of two factors: colder weather and the number of customers increased. We would have sold even more gas to residential customers except we had lower usage per customer. We sold more gas to commercial customers mostly because of colder weather and the number of customers increased. We sold more gas to industrial customers mostly because of two factors: colder weather and increased usage by Bethlehem Steel (our largest customer) and other industrial customers.

Base Rates
----------
    During the quarter ended March 31, 1999, base rate revenues were higher than they were during the same period of 1998. Effective March 1, 1998, the Maryland PSC allowed us to increase our base rates which increased our base rate revenues over the twelve-month period March 1998 through February 1999 by approximately $16 million.

Weather Normalization
---------------------
    Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues will be based on weather that is considered "normal" for the month and, therefore, will not be affected by actual weather conditions.


Gas Cost Adjustments
--------------------
    We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC which include a market based rate incentive mechanism. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section above.

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

    During the quarter ended March 31, 1999, gas cost adjustment revenues increased compared to the same period of 1998 mostly because we sold more gas.

Off-System Sales
----------------
    Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas outside our service territory. Off-system gas sales, which occur after we have satisfied our customers' demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders).

    During the quarter ended March 31, 1999, revenues from off-system gas sales decreased compared to the same period of 1998 mostly because we sold less gas off-system.

Gas Purchased For Resale Expenses
---------------------------------

                                    Quarter Ended
                                       March 31
                               ----------------------
                                  1999         1998
                               ---------    ---------
                                    (In millions)

Actual costs................   $  93.2       $ 96.6
Net recovery of costs under
  gas adjustment clauses
  (see Note 1 of BGE's 1998
  Form 10-K)................       8.9          1.7
                               ---------    ---------
Total gas purchased
  for resale expenses......     $102.1       $ 98.3
                               =========    =========

Actual Costs
------------
    Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers. During the quarter ended March 31, 1999, actual gas costs decreased compared to the same period of 1998 mostly because we bought less gas for off-system sales and we bought it at a lower price.

Gas Adjustment Clauses
----------------------
    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter ended March 31, 1999, our actual gas costs were lower than the fuel rate revenues we collected from our customers.

Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
    During the quarter ended March 31, 1999, operations and maintenance expenses increased $23.9 million compared to the same period of 1998 mostly because of the timing of costs associated with the annual refueling outage at Calvert Cliffs. Costs related to a major storm during 1999 also contributed to the increase.

Depreciation and Amortization Expenses
--------------------------------------
    During the quarter ended March 31, 1999, depreciation and amortization decreased $6.2 million compared to the same period of 1998 mostly because 1998 expense reflects an adjustment for the reduction of the amortization period for certain computer software from five years to three years. We did not have a similar adjustment in 1999.

Other Income and Expenses
-------------------------

Interest Charges
----------------
    Interest charges represent the interest on our outstanding debt. During the quarter ended March 31, 1999, interest charges were about the same compared to the same period of 1998.

Income Taxes
------------
    During the quarter ended March 31, 1999, our total income taxes increased $4.3 million compared to the same period of 1998 mostly because we had higher taxable income from our utility operations.

Diversified Businesses
----------------------
    Our diversified businesses engage primarily in energy services. We list each of our diversified businesses in the "Introduction" section on page 11. We describe our diversified businesses in more detail in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business -- Diversified Businesses."

Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                                    Quarter Ended
                                      March 31
                               ----------------------
                                  1999         1998
                                  ----         ----
Energy Services
--------------------------------
  Power marketing and
   trading.................      $ .05       $ .00
  Power projects............       .06         .07
  Other....................        .00         .00
                               ---------    ---------
Total energy services
  earnings per share.......        .11         .07
Other diversified
  businesses earnings
  per share................       (.01)        .02
                               ---------    ---------
Total earnings per share...      $ .10       $ .09
                               =========    =========

    Our total diversified business earnings for the quarter ended March 31, 1999 increased $1.5 million, or $.01 per share, compared to the same period of 1998.

    We discuss the factors affecting the earnings of our diversified businesses below.

Energy Services
---------------

Power Marketing and Trading
---------------------------
    During the quarter ended March 31, 1999, earnings from our power marketing and trading business increased compared to the same period of 1998 mostly because of increased transaction margins and volume.

    Constellation Power Source uses the mark-to-market method of accounting for its trading activities. We discuss the mark-to-market method of accounting and Constellation Power Source's trading activities in more detail in BGE's 1998 Annual Report on Form 10-K.

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

    Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material. Assets and liabilities from energy trading activities increased at March 31, 1999 compared to December 31, 1998 because of greater business activity during the period.

Power Projects
--------------
    During the quarter ended March 31, 1999, earnings from our power projects business decreased compared to the same period of 1998 mostly because of slightly lower earnings from various energy projects.

California Power Purchase Agreements
------------------------------------
    Constellation Power and subsidiaries and Constellation Investments have $293.6 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $8.0 million, or $.05 per share, for the quarter ended March 31, 1999 compared to $10.0 million, or $.07 per share for the same period of 1998.

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

International
-------------
    At March 31, 1999, Constellation Power had invested about $178.9 million in 11 power projects in Latin America compared to $83.7 million invested in Latin America at March 31, 1998. These investments include:

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

Other Energy Services
---------------------
    During the quarter ended March 31, 1999, earnings from our other energy services businesses were about the same compared to the same period of 1998.

Other Diversified Businesses
----------------------------
    During the quarter ended March 31, 1999, earnings from our other diversified businesses were lower compared to the same period of 1998 mostly because we had lower earnings from our financial investments business. Earnings from our real estate and senior-living facilities business were about the same compared to the same period of 1998.

    Constellation Real Estate's projects have continued to incur carrying costs and depreciation over the years. Additionally, this business has been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.

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

    In April 1999, we announced our intent to sell our senior-living facilities business during 1999 to focus on our energy-related businesses. We expect the proceeds from the sale to be at least equal to book value.

    We discuss our real estate and senior-living facilities business further in the Notes to Consolidated Financial Statements on page 10.

Financial Condition
-------------------

Cash Flows
----------

For the quarter ended March 31,       1999           1998
---------------------------------------------------------
                                         (In millions)
  Cash provided by (used in):

   Operating Activities              $320.9        $ 276.0
   Investing Activities               (67.6)        (113.3)
   Financing Activities               (83.0)        (146.0)

    During the quarter ended March 31, 1999, we generated more cash from operations compared to the same period in 1998 mostly because of improved operating results and changes in working capital requirements.

    During the quarter ended March 31, 1999, we used less cash for investing activities compared to the same period in 1998 mostly because in the first quarter of 1998, our power projects business invested $60.7 million for the purchase of a generation facility in Guatemala. We did not have a similar investment in 1999. We would have used less cash for investing activities except our utility construction expenditures increased by $10.3 million during the quarter ended March 31, 1999.

    During the quarter ended March 31, 1999, we used less cash for financing activities compared to the same period of 1998 mostly because we issued more long-term debt and our net repayments of short-term borrowings were less. We would have used less cash for financing activities except we repaid more long-term debt in first quarter 1999.

Security Ratings
----------------
    Independent credit-rating agencies rate Constellation Energy's and BGE's fixed-income securities. The ratings indicate the agencies' assessment of our ability to pay interest, distributions, dividends, and principal on these securities. These ratings affect how much it will cost us to sell these securities. The better the rating, the lower the cost of the securities to us when they sell them. Constellation Energy's and BGE's securities ratings at the date of this report are:

                           Standard     Moody's     Duff & Phelps'
                            & Poors    Investors       Credit
                         Rating Group   Service       Rating Co.
                         ------------   -------       ----------
Constellation Energy
--------------------
Unsecured Debt              Pending        A3          Pending

BGE
---
Mortgage Bonds                AA-          A1            AA-
Unsecured Debt                 A           A2             A+
Trust Originated
  Preferred Securities
  and Preference Stock         A-         "a2"            A


Capital Resources
-----------------
    Our business requires a great deal of capital. Our actual capital requirements for the three months ended March 31, 1999, along with estimated annual amounts for the years 1999 through 2001, are shown below. For the twelve months ended March 31, 1999, our ratio of earnings to fixed charges was 2.97 and our ratio of earnings to combined fixed charges and preferred and preference dividend requirements was 2.66.

    Investment requirements for 1999 through 2001 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements may vary from the estimates included in the table below because of a number of factors including:

    o   regulation, legislation, and competition,
    o   load growth,
    o   environmental protection standards,
    o   the type and number of projects selected for development,
    o   the effect of market conditions on those projects,
    o   the cost and availability of capital, and
    o   the availability of cash from operations.

     Our estimates are also subject to additional factors. Please see "Forward Looking Statements" on page 28.


                                                                 Quarter Ended
                                                                   March 31,        Calendar Year Estimates
                                                                      1999         1999        2000        2001
                                                                   ---------      ------- -- -------- -- --------
                                                                                 (In millions)
Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
   Electric                                                            $53          $285        $290        $278
   Gas                                                                  12            74          70          69
   Common                                                                5            25          20          18
                                                                   --------        -------     -------     -------
   Total construction expenditures                                      70           384         380         365
AFC                                                                      3            12          13          19
Nuclear fuel (uranium purchases and processing charges)                  2            48          50          48
Deferred energy conservation expenditures                                -             1           -           -
Retirement of long-term debt and redemption of
  preference stock                                                      87           254         253         282
                                                                   --------        -------     -------     -------
Total utility business capital requirements                            162           699         696         714
                                                                   --------        -------     -------     -------

Diversified Business Capital Requirements:
------------------------------------------

Investment requirements                                                 17           402         498         556
Retirement of long-term debt                                            27           200         273         365
                                                                   --------        -------     -------     -------
Total diversified business capital requirements                         44           602         771         921
                                                                   --------        -------     -------     -------

Total capital requirements                                            $206        $1,301      $1,467      $1,635
                                                                   ========       =======     =======     =======


Capital Requirements of Our Utility Business
--------------------------------------------
    Our estimates of future electric construction expenditures do not include costs to build more generating units. Electric construction expenditures include improvements to generating plants and to our transmission and distribution facilities.

    Future electric construction expenditures include estimated costs for replacing the steam generators and renewing the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

      o $34 million in 1999,
      o $44 million in 2000, and
      o $58 million in 2001.

    We estimate that during the two-year period 2002 through 2003, we will spend an additional $151 million to complete the replacement of the steam generators and extend the operating licenses at Calvert Cliffs. We discuss the license extension process further in the "Other Matters - Calvert Cliffs License Extension" section of BGE's 1998 Annual Report on Form 10-K.

    If we do not replace the steam generators, we estimate that Calvert Cliffs could not operate for the full term of its current operating licenses. We expect the steam generator replacements to occur during the 2002 refueling outage for Unit 1 and during the 2003 outage for Unit 2.

    Additionally, our estimates of future electric construction expenditures include the costs of complying with Environmental Protection Agency (EPA) and State of Maryland nitrogen oxides emissions (NOx) reduction regulations as follows:

       o $34 million in 1999,
       o $49 million in 2000, and
       o $21 million in 2001.

    We discuss the NOx regulations in the "Environmental Matters" section of the Notes to Consolidated Financial Statements on page 7.

    During the twelve months ended March 31, 1999, our utility operations provided about 102% of the cash needed to meet its capital requirements, excluding cash needed to retire debt and redeem preference stock.


    We will continue to have cash requirements for:

      o working capital needs including the
        payments of interest, distributions, and dividends,
      o capital expenditures, and
      o the retirement of debt and redemption of preference stock.

    During the three years from 1999 through 2001, we expect utility operations to provide about 115% of the cash needed to meet its capital requirements, excluding cash needed to retire debt and redeem preference stock.

    When BGE cannot meet utility capital requirements internally, BGE sells debt and preference stock. BGE also sells securities when market conditions permit them to refinance existing debt or preference stock at a lower cost. The amount of cash BGE needs and market conditions determine when and how much BGE sells.

    Future funding for capital expenditures, the retirement of debt, redemption of preference stock, and payments of interest and dividends is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, and/or the issuance of long-term debt, trust securities, or preference stock.

    At March 31, 1999 the Federal Energy Regulatory Commission has authorized BGE to issue up to $700 million of short-term borrowings. In addition, BGE maintains $113 million in committed bank lines of credit and has $100 million in bank revolving credit agreements to support its commercial paper program.


Capital Requirements of Our Diversified Businesses
--------------------------------------------------
    We expect to expand certain of our energy services businesses which will require additional funding for:

      o growing our power marketing and trading business,
      o the development and acquisition of power projects, as well as loans made to project entities,
      o investments in financial limited partnerships, and
      o funding for construction of cooling system projects.

    The investment requirements exclude Constellation Power Source, Inc.'s commitment to contribute up to $175 million in equity to fund its investment in Orion Power Holdings, Inc. Orion acquires electric generating plants in the United States and Canada.

    Our diversified businesses have met their capital requirements in the past through borrowing, cash from their operations, sales of receivables, and from time to time, equity contributions from BGE.

    Future funding for the expansion of our energy services businesses is expected from internally generated funds, short-and long-term financing by Constellation Energy, and from time to time equity contributions from Constellation Energy. BGE Home Products & Services may also meet capital requirements through sales of receivables.

    If we can get a reasonable value for our real estate projects and our senior-living facilities, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made.

    Our diversified businesses also have revolving credit agreements totaling $270 million to provide additional liquidity for short-term financial needs, including the issuance of up to $135 million of letters of credit.


Other Matters
-------------

Environmental Matters
---------------------
    We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 7 and in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters." These details include financial information. Some of the information is about costs that may be material.

Year 2000 Readiness Disclosure
------------------------------
    We have not experienced any significant year 2000 problems to date and we do not expect any significant problems to impair our operations as we transition to the new century. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. We are focusing on critical operating and business systems and expect to have contingency plans in place to deal with any problems, if they should occur. Please refer to "Forward Looking Statements" on page 28.

Utility Business
----------------
    We established a year 2000 Program Management Office (PMO). Based on a work plan developed by the PMO, we have targeted the following six key areas:

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

Year 2000 Project Phases
------------------------
    Our year 2000 project is divided into two phases:

    o   Phase I - initial assessment and detailed analysis, and

    o   Phase  II  -  testing,  remediation,   certification,   and  contingency
        planning.

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

    Phase I also includes developing action plans to ensure that the key areas identified above are year 2000 ready. The action plans for each system or piece of equipment include:

    o   our budget,
    o   schedules for Phase I and II, and
    o   our remediation approach - repair, upgrade, replace or retire.

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

Contingency Planning
--------------------
    Year 2000 operational contingency planning is underway. Staffing and initial planning was completed in 1998. Contingency plans are expected to be completed, including company-wide training, by June 1999. We are developing contingency plans using the contingency guidelines issued by the Nuclear Energy Institute (which are endorsed by the Nuclear Regulatory Commission), the contingency guidelines issued by the North American Electric Reliability Council (NERC), and guidance from consultants.

    We are also addressing the impact of electric power grid problems that may occur outside of our own electric system. We are developing year 2000 electric power grid impact planning through our various electric interconnection affiliations. The PJM interconnection has drafted year 2000 operational preparedness plans and restoration scenarios and will continue to coordinate and develop these plans during the first half of 1999 in cooperation with NERC. The NERC performs monthly assessments of the electric utility industry to communicate the readiness of the national electric grid for year 2000.

    On April 9, 1999, we participated in a NERC sponsored drill, along with other North American electric bulk operating utilities. The drill focused on testing backup voice and data communications and protocols. The drill was successful as it demonstrated our ability to operate the bulk power and gas distribution systems reliably during a partial loss of telephone communications. The NERC has scheduled a second drill beginning September 8, 1999 to simulate January 1, 2000. In addition, the PJM has scheduled two drills in May and December 1999.

    Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities assessed specific vendors' system problems and test plans. The assessment was shared by the industry as a whole to facilitate year 2000 problem solving.

    BGE has joined the American Gas Association (AGA) in an initiative similar to the one with EPRI to facilitate year 2000 problem solving among gas utilities. The AGA and its affiliates perform quarterly assessments of the gas utility industry to communicate the readiness of its members for the year 2000.

Current Status
--------------
    The most reasonably likely worst case scenario faced by our utility business is a localized interruption in providing electric and gas service to our customers. We cannot predict the impact of any interruption on our results of operations, but the impact could be material. The following table shows our estimate as of the date of this report of the percentage completed for Phases I and II and our expected year 2000 readiness target dates for the six key areas:

                                                  Year 2000
                                                  readiness
                          Phase I   Phase II     target date
                          -------   --------     -----------
                         (approximate % complete)
Digital systems              100%     80%        June 1999
Telecommunications
    system                   100%     95%        June 1999
Major suppliers              100%     92%        June 1999
Information technology
    applications             100%     85%        June 1999
Computer hardware and
    software infrastructure  100%     92%        June 1999
Contingency plans              -      40%        June 1999

    The completion percentages listed above are reviewed by our PMO in monthly status meetings with the personnel responsible for each project and their supervision. Monthly progress is also monitored by senior Constellation Energy and BGE management.

Costs
-----
    In the following table, we show the breakdown of our total costs between normal system replacements that will be capitalized (included in the Consolidated Balance Sheets) and the costs that will be expensed (included in our Consolidated Statements of Income) through operations and maintenance (O&M) cost. We also show the breakdown of non-incremental (previously included in our information technology budget) and incremental O&M cost:

                                         Estimated     Total
                     Actual Costs          Costs       Costs
                     ------------          -----       -----
                            Through
                 1996 -     March 31,  Remainder
                  1997  1998  1999      of 1999  2000
                  ----  ----  ----      -------  ----
                                 (In millions)
Total Cost        $1.8 $18.9  $5.2      $14.3    $2.0  $42.2
Less: Capital
Cost                -    7.3   1.5        4.2      -    13.0
                 ------ ----- -----     -----  ------  ------
O&M cost           1.8  11.6   3.7       10.1     2.0   29.2
Less:
non-incremental
O&M cost           1.8   4.6   1.1        5.9     1.0   14.4
                 ------ ----- -----     -----  ------  ------
Incremental O&M
cost               $-   $7.0  $2.6       $4.2    $1.0  $14.8
                 ====== ===== =====     ======= ====== ======

    The costs incurred in 1996 and 1997 were for Phase I. The costs incurred in 1998 were for Phases I and II. Cost incurred in 1999 and 2000 will be for Phase II.

    In 1998, we had the equivalent of approximately 110 full-time employees assigned to our year 2000 project. We expect a similar level of commitment of resources to continue during 1999.

Diversified Businesses
----------------------

Overview
--------
    Our diversified businesses have established year 2000 task forces to address their year 2000 issues. As the initial assessments are completed, the businesses have developed, and will be developing, action plans to prepare their systems for the year 2000. Outside consultants have been retained by several of our diversified businesses to help complete the initial assessment and detailed analysis phase, and to assist in the testing, remediation, and certification phase of their year 2000 projects. The action plans developed are similar to those used by our utility business, including a test certification process. All systems are expected to be certified by December 1999. Our diversified businesses are evaluating whether they will have their year 2000 testing independently certified.

    In evaluating their risks and estimating their costs, our diversified businesses utilized employees with expertise in each line of business to perform initial assessments. We believe our diversified businesses' employees are the most familiar with their systems or equipment and therefore will provide a reliable estimate of our risks and costs.

    The progress of our diversified businesses' year 2000 projects are reviewed by their year 2000 task forces in monthly status meetings with the personnel responsible for each project and their supervision. Monthly progress is also monitored by senior management for each business and monthly updates are provided to Constellation Energy and BGE senior management.

Contingency Planning
--------------------
    Each of our diversified businesses will develop contingency plans, which are expected to be completed by December 1999.

Current Status
--------------
    The most reasonably likely worst case scenarios faced by our energy services businesses and our other diversified businesses are discussed below. However, if any of these scenarios actually occurred, the impact is not expected to be material to our consolidated financial results.

Energy Services
---------------
    The most reasonably likely worst case scenarios for any one of our power projects would be:

    o a shutdown of the plant's systems (most of which can be manually overridden),
    o   inability  of the  purchasing  utility to take the plant's  power,  or
    o   failure of critical suppliers.

    Personnel at each plant are currently assessing their particular year 2000 issues and certain plants have started the testing, remediation, and certification phase of their year 2000 project. In Latin America, personnel are currently assessing the year 2000 readiness of suppliers and are preparing contingency plans where necessary.

    For our power marketing and trading business and our energy products and services business, the most reasonably likely worst case scenario would be encountering any Internet access problems with trading partners, transmission service providers, independent operators, power exchanges, and various electronic bulletin boards. Each of these businesses has three Internet service providers for alternate routing to critical Internet sites necessary to perform day-to-day business functions. Both have completed the assessment and detailed analysis phase and have started the testing, remediation, and certification phase of its year 2000 project.

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

    For our real estate and senior-living facilities business, the most reasonably likely worst case scenario is a failure of the systems that support the health, safety, and welfare of residents in the senior-living facilities. Personnel at each senior-living facility are involved in assessing its particular year 2000 issues and have a consultant coordinating the overall year 2000 activity.

Costs
-----
    We estimate our total year 2000 costs for our power projects business to be approximately $4.2 million, of which $1.2 million is related to our year 2000 efforts for our Panamanian electric distribution company. The total estimated year 2000 costs for our remaining diversified businesses are approximately $2.8 million.



Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    We discuss the following information related to our market risk:

    o quarterly financing activities in the Notes to Consolidated Financial Statements on page 7, and

    o trading activities of our power marketing and trading business in the "Power Marketing and Trading" section of Management's Discussion and Analysis on page 19.

PART II.  OTHER INFORMATION
--------  -----------------


Item 1.  Legal Proceedings
-------  -----------------

Asbestos
--------
    Since 1993, we have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

    The first type is direct claims by individuals exposed to asbestos. We described these claims in BGE's Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 520 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland in the summer of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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



Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

    Effective April 30, 1999, the outstanding common stock of BGE was exchanged on a share-for-share basis for shares of common stock of Constellation Energy. Certain rights of the holders of common stock of Constellation Energy were modified. We discussed this further in the joint proxy statement / prospectus of Constellation Energy and BGE in Post-Effective Amendment No. 1 to Form S-4 (Registration No. 33-64799), under the section "Comparative Shareholder Rights," attached as an exhibit to this document, and incorporated by reference herein.

--------  -----------------------------


Item 5.  Other Information
-------  -----------------

Forward Looking Statements
--------------------------
    We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties and factors include, but are not limited to:

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

--------  -----------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

           (a)      Exhibit No. 10(a)            Constellation Energy Group, Inc. Deferred Compensation Plan for
                                                 Non-Employee Directors.
                    Exhibit No. 10(b)            Constellation Energy Group, Inc. Long-Term Incentive Plan.
                    Exhibit No. 10(c)            Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan.
                    Exhibit No. 10(d)            Constellation Energy Group, Inc. Nonqualified Deferred Compensation
                                                 Plan, as amended and restated.
                    Exhibit No. 10(e)            Grantor Trust Agreement dated as of April 30, 1999 between
                                                 Constellation Energy Group, Inc. and T. Rowe Price Trust Company.
                    Exhibit No. 10(f)            Constellation Energy Group, Inc. Executive Benefits Plans.
                    Exhibit No. 10(g)            Grantor Trust Agreement Dated as of April 30, 1999 between
                                                 Constellation Energy Group, Inc. and Citibank, N.A.
                    Exhibit No. 10(h)            Executive Incentive Plan of Constellation Energy Group, Inc.
                    Exhibit No. 10(i)            Summary of severance arrangement for a named executive officer.
                    Exhibit No. 10(j)            Form of Severance Agreement between Constellation Energy Group, Inc.
                                                 and eight key employees.
                    Exhibit No. 10(k)            Constellation Enterprises, Inc. Deferred Compensation Plan for
                                                 Non-Employee Directors.
                    Exhibit No. 10(l)            Summary of enhanced retirement benefits for a named executive officer.
                    Exhibit No. 10(m)            Baltimore Gas and Electric Company Retirement Plan for Non-Employee
                                                 Directors, as amended and restated.
                    Exhibit No. 12               Computation of Ratio of Earnings to Fixed Charges and
                                                 Computation of Ratio of Earnings to Combined Fixed Charges and
                                                 Preferred and Preference Dividend Requirements.
                    Exhibit No. 27               Financial Data Schedule.
                    Exhibit No. 99(a)            Summarized Pro Forma Financial Information Related to the Formation
                                                 of a Holding Company.
                    Exhibit No. 99(b)            Comparative Shareholder Rights Section From the Joint Proxy
                                                 Statement / Prospectus of Constellation Energy and BGE in
                                                 Post-Effective Amendment No. 1 to Form S-4 (Registration No.
                                                 33-64799).


           (b) Reports on Form 8-K for the quarter ended March 31, 1999:


               Date Filed            Items Reported
               ----------            --------------

               January 22, 1999      Item 5. Other Events
                                     Item 7. Financial Statements and Exhibits

               March 1, 1999         Item 5. Other Events
                                     Item 7. Financial Statements and Exhibits

                                    SIGNATURE
                           ---------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CONSTELLATION ENERGY GROUP, INC.
                                         --------------------------------
                                                  (Registrant)


                                         BALTIMORE GAS AND ELECTRIC COMPANY
                                         ----------------------------------
                                                   (Registrant)





Date:          May 14, 1999                        /s/ D. A. Brune
               ----------------          -----------------------------------
                                          D. A. Brune, Vice President on behalf
                                          of each Registrant and as Principal
                                          Financial Officer of each Registrant


                                                        EXHIBIT INDEX

               Exhibit
               Number


                 10(a)                           Constellation Energy Group, Inc. Deferred Compensation Plan
                                                 for Non-Employee Directors.
                 10(b)                           Constellation Energy Group, Inc. Long-Term Incentive Plan.
                 10(c)                           Constellation Energy Group, Inc. 1995 Long-Term Incentive
                                                 Plan.
                 10(d)                           Constellation Energy Group, Inc. Nonqualified Deferred
                                                 Compensation Plan, as amended and restated.
                 10(e)                           Grantor Trust Agreement dated as of April 30, 1999 between
                                                 Constellation Energy Group, Inc. and T. Rowe Price Trust
                                                 Company.
                 10(f)                           Constellation Energy Group, Inc. Executive Benefits Plans.
                 10(g)                           Grantor Trust Agreement Dated as of April 30, 1999 between
                                                 Constellation Energy Group, Inc. and Citibank, N.A.
                 10(h)                           Executive Incentive Plan of Constellation Energy Group, Inc.
                 10(i)                           Summary of severance arrangement for a named executive
                                                 officer.
                 10(j)                           Form of Severance Agreement between Constellation Energy
                                                 Group, Inc. and eight key employees.
                 10(k)                           Constellation Enterprises, Inc. Deferred Compensation Plan
                                                 for Non-Employee Directors.
                 10(l)                           Summary of enhanced retirement benefits for a named executive officer.
                 10(m)                           Baltimore Gas and Electric Company Retirement Plan for
                                                 Non-Employee Directors, as amended and restated.
                 12                              Computation of Ratio of Earnings to Fixed Charges and
                                                 Computation of Ratio of Earnings to Combined Fixed Charges
                                                 and Preferred and Preference Dividend Requirements.

                 27                              Financial Data Schedule.
                 99(a)                           Summarized Pro Forma Financial Information Related to the
                                                 Formation of a Holding Company.
                 99(b)                           Comparative Shareholders Rights Section From the Joint Proxy
                                                 Statement / Prospectus of Constellation Energy and BGE in
                                                 Post-Effective Amendment No. 1 to Form S-4 (Registration No.
                                                 33-64799).

