Form 10-Q
period 2001-06-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2001-08-13
CIK 9466, 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended JUNE 30, 2001

Commission File         Exact name of registrant               IRS Employer
     Number            as specified in its charter           Identification No.
     ------        ----------------------------------       -------------------

     1-12869        CONSTELLATION ENERGY GROUP, INC.             52-1964611

     1-1910        BALTIMORE GAS AND ELECTRIC COMPANY            52-0280210



                                    MARYLAND
                       -----------------------------------
                            (State of Incorporation)


    250 W. PRATT STREET,          BALTIMORE, MARYLAND                  21201
 -------------------------     ----------------------------            -----
           (Address of principal executive offices)                  (Zip Code)


                                  410-234-5000
              (Registrants' telephone number, including area code)


                                 NOT APPLICABLE
 ------------------------------------------------------------------------------
                          (Former name, former address
              and former fiscal year, if changed since last report)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Yes   X        No
    ----------    ------------


Common Stock, without par value 163,707,950 shares outstanding of Constellation Energy Group, Inc. on July 31, 2001.



                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

Part I -- Financial Information

    Item 1 -- Financial Statements

              Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................          3
              Consolidated Statements of Comprehensive Income........................................          3
              Consolidated Balance Sheets............................................................          4
              Consolidated Statements of Cash Flows..................................................          6

              Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................          7
              Consolidated Balance Sheets............................................................          8
              Consolidated Statements of Cash Flows..................................................         10

              Notes to Consolidated Financial Statements.............................................         11

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
              Introduction...........................................................................         18
              Strategy...............................................................................         19
              Current Issues.........................................................................         20
              Results of Operations..................................................................         24
              Financial Condition....................................................................         31
              Capital Resources......................................................................         32
              Other Matters..........................................................................         34

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................         34

Part II -- Other Information

    Item 1 -- Legal Proceedings......................................................................         35

    Item 4 -- Submission of Matters to a Vote of Security Holders....................................         36

    Item 5 -- Other Information......................................................................         37

    Item 6 -- Exhibits and Reports on Form 8-K.......................................................         37

    Signature........................................................................................         38




               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)


                                                                 Three Months Ended            Six Months Ended
                                                                        June 30,                    June 30,
                                                                  2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------
Revenues                                                               (In millions, except per share amounts)
   Nonregulated revenues                                         $235.0        $209.7      $  536.5     $   484.8
   Regulated electric revenues                                    497.4         565.3         989.6       1,089.7
   Regulated gas revenues                                         109.6          91.6         461.8         286.1
------------------------------------------------------------------------------------------------------------------
   Total revenues                                                 842.0         866.6       1,987.9       1,860.6
Expenses
   Operating expenses                                             514.7         552.8       1,264.8       1,168.6
   Depreciation and amortization                                  102.0         130.6         205.6         263.1
   Taxes other than income taxes                                   55.5          51.1         113.9         112.3
------------------------------------------------------------------------------------------------------------------
   Total expenses                                                 672.2         734.5       1,584.3       1,544.0
------------------------------------------------------------------------------------------------------------------
Income from Operations                                            169.8         132.1         403.6         316.6
Other Income                                                        5.4           2.8           5.4           6.0
------------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                      175.2         134.9         409.0         322.6
Fixed Charges
   Interest expense (net)                                          53.7          65.1         116.4         125.4
   BGE preference stock dividends                                   3.3           3.3           6.6           6.6
------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                             57.0          68.4         123.0         132.0
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        118.2          66.5         286.0         190.6
Income Taxes
   Current                                                         36.5          45.6         112.4         106.8
   Deferred                                                         8.1         (16.6)         (1.2)        (23.7)
   Investment tax credit adjustments                               (2.0)         (2.1)         (4.1)         (4.2)
------------------------------------------------------------------------------------------------------------------
   Total income taxes                                              42.6          26.9         107.1          78.9
------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
   Change in Accounting Principle                                $ 75.6        $ 39.6      $  178.9     $   111.7
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $5.6                                      --            --            8.5           --
------------------------------------------------------------------------------------------------------------------
Net Income                                                       $ 75.6        $ 39.6      $  187.4     $   111.7
------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                              $ 75.6        $ 39.6      $  187.4     $   111.7
==================================================================================================================


Average Shares of Common Stock Outstanding                        163.7         149.7         157.8         149.6

Earnings Per Common Share and Earnings Per
   Common Share - Assuming Dilution Before
    Cumulative Effect of Change in Accounting Principle         $ 0.46        $  0.26       $  1.13    $     0.75
Cumulative Effect of Change in Accounting Principle                 --            --            .06           --
------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                $ 0.46        $  0.26       $  1.19    $     0.75
Dividends Declared Per Common Share                             $ 0.12        $  0.42       $  0.24    $     0.84




Consolidated Statements of Comprehensive Income (Unaudited)
                                                                 Three Months Ended            Six Months Ended
                                                                        June 30,                    June 30,
                                                                   2001          2000         2001           2000
------------------------------------------------------------------------------------------------------------------
                                                                                    (In millions)
Net Income                                                       $ 75.6         $ 39.6       $187.4        $111.7
Other comprehensive income, net of taxes                          193.6           11.1        179.3          24.1
------------------------------------------------------------------------------------------------------------------
Comprehensive Income Before Cumulative Effect of
   Change in Accounting Principle                                 269.2           50.7        366.7         135.8
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $22.6                                     --             --         (35.5)          --
------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                             $269.2         $ 50.7       $331.2        $135.8
==================================================================================================================


See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                        June 30,          December 31,
                                                                                         2001*               2000
----------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                       $   111.8           $   182.7
     Accounts receivable (net of allowance for uncollectibles
       of $22.5 and $21.3 respectively)                                                  683.8               738.5
     Trading securities                                                                  201.9               189.3
     Assets from energy trading activities                                             3,005.6             2,793.0
     Fuel stocks                                                                          91.6                78.2
     Materials and supplies                                                              159.6               151.3
     Prepaid taxes other than income taxes                                                 4.1                73.5
     Other                                                                                48.6                32.7
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                              4,307.0             4,239.2
----------------------------------------------------------------------------------------------------------------------

   Investments and Other Assets
     Real estate projects and investments                                                287.3               290.3
     Investments in power projects                                                       517.6               517.5
     Financial investments                                                                98.9               161.0
     Nuclear decommissioning trust fund                                                  241.5               228.7
     Net pension asset                                                                   107.3                93.2
     Investment in Orion Power Holdings, Inc.                                            406.2               192.0
     Other                                                                               131.2               123.0
----------------------------------------------------------------------------------------------------------------------
     Total investments and other assets                                                1,790.0             1,605.7
----------------------------------------------------------------------------------------------------------------------

   Property, Plant and Equipment
     Regulated property, plant and equipment                                           4,873.8             4,860.1
     Nonregulated generation property, plant and equipment                             5,755.7             5,279.9
     Other nonregulated property, plant and equipment                                    197.0               173.8
     Nuclear fuel (net of amortization)                                                  108.5               128.3
     Accumulated depreciation                                                         (3,860.6)           (3,798.1)
----------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                 7,074.4             6,644.0
----------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                             444.6               514.9
     Other                                                                               120.6               117.3
----------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                              565.2               632.2
----------------------------------------------------------------------------------------------------------------------

   Total Assets                                                                      $13,736.6           $13,121.1
======================================================================================================================


*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                       June 30,          December 31,
                                                                                         2001*               2000
----------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Liabilities and Capitalization
   Current Liabilities
     Short-term borrowings                                                           $   310.2           $   243.6
     Current portions of long-term debt                                                1,215.8               906.6
     Accounts payable                                                                    640.0               695.9
     Liabilities from energy trading activities                                        2,428.1             2,323.3
     Dividends declared                                                                   23.0                66.5
     Other                                                                               196.0               250.8
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         4,813.1             4,486.7
----------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                             1,456.5             1,339.5
     Postretirement and postemployment benefits                                          280.6               265.2
     Deferred investment tax credits                                                      97.4               101.4
     Other                                                                               345.0               426.0
----------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                      2,179.5             2,132.1
----------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     Long-term debt of Constellation Energy                                            1,135.0             1,000.0
     Long-term debt of nonregulated businesses                                           360.2               670.0
     First refunding mortgage bonds of BGE                                             1,174.7             1,174.7
     Other long-term debt of BGE                                                         889.6               976.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                          250.0               250.0
     Unamortized discount and premium                                                     (4.7)               (5.4)
     Current portion of long-term debt                                                (1,215.8)             (906.6)
----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                              2,589.0             3,159.3
----------------------------------------------------------------------------------------------------------------------

   BGE Preference Stock Not Subject to Mandatory Redemption                              190.0               190.0

   Common Shareholders' Equity
     Common stock                                                                      2,049.5             1,538.7
     Retained earnings                                                                 1,749.7             1,592.3
     Accumulated other comprehensive income                                              165.8                22.0
----------------------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                                 3,965.0             3,153.0
----------------------------------------------------------------------------------------------------------------------
     Total capitalization                                                              6,744.0             6,502.3
----------------------------------------------------------------------------------------------------------------------


   Total Liabilities and Capitalization                                              $13,736.6           $13,121.1
======================================================================================================================


*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)
                                                                                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                            2001             2000
                                                                                               (In millions)
Cash Flows From Operating Activities
   Net income                                                                           $  187.4           $111.7
     Adjustments to reconcile to net cash provided by operating activities
     Cumulative effect of change in accounting principle                                    (8.5)             --
     Depreciation and amortization                                                         227.6            288.2
     Deferred income taxes                                                                  (1.2)           (23.7)
     Investment tax credit adjustments                                                      (4.1)            (4.2)
     Deferred fuel costs                                                                    42.8              9.8
     Accrued pension and postemployment benefits                                            14.0             12.1
     Gains on sale of investments and subsidiaries                                         (35.7)           (14.3)
     Deregulation transition cost                                                            --              24.0
     Equity in earnings of affiliates and joint ventures (net)                             (14.2)             5.3
     Changes in assets from energy trading activities                                     (212.6)          (767.2)
     Changes in liabilities from energy trading activities                                 104.8            671.0
     Changes in other current assets                                                        94.0             59.8
     Changes in other current liabilities                                                  (99.0)            (1.3)
     Other                                                                                 (34.3)           (28.9)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                             261.0            342.3
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property, plant and equipment and other capital expenditures              (669.6)          (360.7)
   Sale of (investment in) Orion                                                            26.2           (101.5)
   Contributions to nuclear decommissioning trust fund                                     (13.2)            (8.8)
   Purchases of marketable equity securities                                               (23.7)            (2.4)
   Sales of marketable equity securities                                                    70.9             14.4
   Other investments                                                                        40.9              0.9
----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (568.5)          (458.1)
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net issuance (maturity) of short-term borrowings                                         66.6           (156.7)
   Proceeds from issuance of
     Long-term debt                                                                        844.6            800.1
     Common stock                                                                          504.4              6.0
   Reacquisition of long-term debt                                                      (1,106.6)          (347.7)
   Common stock dividends paid                                                             (81.4)          (125.6)
   Other                                                                                     9.0             (6.6)
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               236.6            169.5
----------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                       (70.9)            53.7
Cash and Cash Equivalents at Beginning of Period                                           182.7             92.7
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $  111.8           $146.4
======================================================================================================================

Other Cash Flow Information Cash paid during the period for:
     Interest (net of amounts capitalized)                                                $116.9           $131.5
     Income taxes                                                                         $133.5           $110.9



See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)


                                                                 Three Months Ended            Six Months Ended
                                                                        June 30,                    June 30,
                                                                 2001           2000          2001           2000
----------------------------------------------------------------------------------------------------------------------
                                                                                    (In millions)
Revenues
   Electric revenues                                           $497.5          $565.4      $  989.8       $1,090.0
   Gas revenues                                                 109.7            92.7         467.3          287.8
----------------------------------------------------------------------------------------------------------------------
   Total revenues                                               607.2           658.1       1,457.1        1,377.8
Expenses
   Operating expenses:
     Electric fuel and purchased energy                         293.9           124.7         559.7          244.1
     Gas purchased for resale                                    52.2            40.9         305.1          143.8
     Operations and maintenance                                  87.2           191.9         173.6          369.5
   Depreciation and amortization                                 55.6           123.2         113.3          248.9
   Taxes other than income taxes                                 43.3            50.4          89.3          110.5
----------------------------------------------------------------------------------------------------------------------
   Total expenses                                               532.2           531.1       1,241.0        1,116.8
----------------------------------------------------------------------------------------------------------------------
Income from Operations                                           75.0           127.0         216.1          261.0
Other Income/(Expense)                                            1.2             1.6          (1.0)           4.4
----------------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                     76.2           128.6         215.1          265.4
Fixed Charges
   Interest expense (net)                                        39.2            47.8          81.5           96.1
   Allowance for borrowed funds used during construction         (1.1)           (1.4)         (1.4)          (2.6)
----------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                           38.1            46.4          80.1           93.5
----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       38.1            82.2         135.0          171.9
Income Taxes
   Current                                                       19.5            44.0          60.3          101.8
   Deferred                                                      (4.0)          (12.2)         (5.7)         (32.4)
   Investment tax credit adjustments                             (0.6)           (2.0)         (1.2)          (4.1)
----------------------------------------------------------------------------------------------------------------------
   Total income taxes                                            14.9            29.8          53.4           65.3
----------------------------------------------------------------------------------------------------------------------
Net Income                                                       23.2            52.4          81.6          106.6
Preference Stock Dividends                                        3.3             3.3           6.6            6.6
----------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                            $ 19.9          $ 49.1      $   75.0       $  100.0
======================================================================================================================


See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                        June 30,         December 31,
                                                                                          2001*              2000
----------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                         $   40.2            $  21.3
     Accounts receivable (net of allowance for uncollectibles
       of $13.4 and $13.4 respectively)                                                   367.6              413.0
     Accounts receivable, affiliated companies                                            298.7              133.2
     Note receivable, affiliated company                                                    --                87.0
     Fuel stocks                                                                           46.1               34.1
     Materials and supplies                                                                37.5               37.3
     Prepaid taxes other than income taxes                                                  1.7               44.9
     Other                                                                                  6.7                4.7
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 798.5              775.5
----------------------------------------------------------------------------------------------------------------------

   Other Assets
     Net pension asset                                                                    106.0              100.2
     Other                                                                                 72.7               68.7
----------------------------------------------------------------------------------------------------------------------
     Other assets                                                                         178.7              168.9
----------------------------------------------------------------------------------------------------------------------

   Utility Plant
     Plant in service
       Electric                                                                         3,306.7            3,259.0
       Gas                                                                                998.7              988.4
       Common                                                                             477.6              532.9
----------------------------------------------------------------------------------------------------------------------
       Total plant in service                                                           4,783.0            4,780.3
     Accumulated depreciation                                                          (1,697.8)          (1,700.3)
----------------------------------------------------------------------------------------------------------------------
     Net plant in service                                                               3,085.2            3,080.0
     Construction work in progress                                                         86.3               75.3
     Plant held for future use                                                              4.5                4.5
----------------------------------------------------------------------------------------------------------------------
     Net utility plant                                                                  3,176.0            3,159.8
----------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                              444.6              514.9
     Other                                                                                 33.4               35.1
----------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                               478.0              550.0
----------------------------------------------------------------------------------------------------------------------

   Total Assets                                                                        $4,631.2           $4,654.2
======================================================================================================================


* Unaudited

See Notes to Consolidated Financial Statements.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                         June 30,        December 31,
                                                                                          2001*              2000
----------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Liabilities and Capitalization
   Current Liabilities
     Short-term borrowings                                                              $    --           $   32.1
     Current portions of long-term debt                                                    551.7             567.6
     Accounts payable                                                                       84.1             119.3
     Accounts payable, affiliated companies                                                171.6             103.5
     Customer deposits                                                                      47.1              44.4
     Accrued taxes                                                                          18.6              25.0
     Accrued interest                                                                       47.8              43.4
     Accrued vacation costs                                                                 21.6              20.8
     Other                                                                                  17.5              29.6
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             960.0             985.7
----------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                                 497.2             508.7
     Postretirement and postemployment benefits                                            241.2             231.2
     Deferred investment tax credits                                                        23.8              25.0
     Decommissioning of federal uranium enrichment facilities                               23.7              23.7
     Other                                                                                  21.7              23.2
----------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                          807.6             811.8
----------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     First refunding mortgage bonds of BGE                                               1,174.7           1,174.7
     Other long-term debt of BGE                                                           889.6             976.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                            250.0             250.0
     Long-term debt of nonregulated businesses                                              41.0              34.0
     Unamortized discount and premium                                                       (2.5)             (3.3)
     Current portion of long-term debt                                                    (551.7)           (567.6)
----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                1,801.1           1,864.4
----------------------------------------------------------------------------------------------------------------------

   Preference Stock Not Subject to Mandatory Redemption                                    190.0             190.0

   Common Shareholder's Equity
     Common stock                                                                          462.4             465.1
     Retained earnings                                                                     410.1             337.2
----------------------------------------------------------------------------------------------------------------------
     Total common shareholder's equity                                                     872.5             802.3
----------------------------------------------------------------------------------------------------------------------
     Total capitalization                                                                2,863.6           2,856.7
----------------------------------------------------------------------------------------------------------------------


   Total Liabilities and Capitalization                                                 $4,631.2          $4,654.2
======================================================================================================================

* Unaudited

See Notes to Consolidated Financial Statements.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                              2001          2000
----------------------------------------------------------------------------------------------------------------------
                                                                                                  (In millions)
Cash Flows From Operating Activities
   Net income                                                                                $ 81.6        $106.6
     Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization                                                            114.4         272.9
     Deferred income taxes                                                                     (5.7)        (32.4)
     Investment tax credit adjustments                                                         (1.2)         (4.1)
     Deferred fuel costs                                                                       42.8           9.8
     Accrued pension and postemployment benefits                                                5.8          12.0
     Allowance for equity funds used during construction                                       (1.4)         (1.6)
     Changes in other current assets                                                          (91.7)         42.5
     Changes in other current liabilities                                                      24.2         (22.5)
     Other                                                                                     13.0           8.8
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                181.8         392.0
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Utility construction expenditures (excluding AFC)                                         (121.3)       (176.7)
   Nuclear fuel expenditures                                                                    --          (39.5)
   Deferred conservation expenditures                                                          (0.3)         (0.3)
   Contributions to nuclear decommissioning trust fund                                          --           (8.8)
   Other                                                                                       (9.5)         (3.9)
----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                     (131.1)       (229.2)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net (maturity)/issuance of short-term borrowings                                           (32.1)         70.3
   Proceeds from issuance of long-term debt                                                   206.9           -
   Reacquisition of long-term debt                                                           (200.0)       (107.5)
   Preference stock dividends paid                                                             (6.6)         (6.6)
   Distributions to Constellation Energy                                                        --         (125.6)
   Other                                                                                        --            1.8
----------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                      (31.8)       (167.6)
----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           18.9          (4.8)
Cash and Cash Equivalents at Beginning of Period                                               21.3          23.5
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                   $ 40.2        $ 18.7
======================================================================================================================

Other Cash Flow Information Cash paid during the period for:
     Interest (net of amounts capitalized)                                                    $78.2        $ 94.2
     Income taxes                                                                             $64.5        $113.1




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

Deregulation of Electric Generation
-----------------------------------
On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued a Restructuring Order that resolved the major issues surrounding electric restructuring. Effective July 1, 2000, the state of Maryland implemented customer choice for electric suppliers. We discuss the implications of customer choice and the Restructuring Order further in Management's Discussion and Analysis beginning on page 18. Please also refer to the Legal Proceedings section on page 35 for a discussion regarding an appeal of the Restructuring Order.


--------------------------------------------------------------------------------

Information by Operating Segment
--------------------------------
Our reportable operating segments are - Domestic Merchant Energy, Regulated Electric, and Regulated Gas:
    o  Our nonregulated domestic merchant energy business:
         - provides power marketing, and risk management services,
         - develops, owns, and operates domestic power projects, and
         - provides nuclear consulting services.
    o Our regulated electric business purchases, distributes and sells electricity, and
    o  Our regulated gas business purchases, transports, and sells natural gas.

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




                                Domestic                                                 Unallocated
                                Merchant      Regulated        Regulated      Other       Corporate
                                 Energy       Electric           Gas       Nonregulated   Items and
                                Business      Business         Business     Businesses   Eliminations  Consolidated
--------------------------- -------------- -------------- --------------- ------------- -------------- ------------

For the three months ended June 30,                                  (In millions)
2001
----

Unaffiliated revenues            $ 90.8        $ 497.4          $109.6         $144.2      $  --        $  842.0
Intersegment revenues             281.7            0.1             0.1            0.8      (282.7)          --
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    372.5          497.5           109.7          145.0      (282.7)         842.0
Net income                         52.4           18.0             3.0            2.2         --            75.6

2000
----
Unaffiliated revenues            $ 64.1        $ 565.3          $ 91.6         $145.6      $  --        $  866.6
Intersegment revenues               --             0.1             1.1            --         (1.2)          --
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                     64.1          565.4            92.7          145.6        (1.2)         866.6
Net income (a)                      1.9           47.3             2.3          (11.9)        --            39.6

For the six months ended June 30,
2001
----
Unaffiliated revenues            $176.7        $ 989.6          $461.8         $359.8      $  --        $1,987.9
Intersegment revenues             532.5            0.2             5.5            1.9      (540.1)          --
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    709.2          989.8           467.3          361.7      (540.1)       1,987.9
Cumulative effect of change
   in accounting principle          --             --              --             8.5         --             8.5
Net income                         94.8           45.7            31.7           15.2         --           187.4

2000
----
Unaffiliated revenues            $133.4       $1,089.7          $286.1         $351.4      $  --        $1,860.6
Intersegment revenues               --             0.3             1.7            6.7        (8.7)          --
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    133.4        1,090.0           287.8          358.1        (8.7)       1,860.6
Net income (a)                     20.1           78.1            22.6           (9.1)        --           111.7

At June 30, 2001
----------------
Segment assets                 $8,068.8       $3,472.3        $1,104.3       $1,475.8     $(384.6)     $13,736.6

At December 31, 2000
--------------------
Segment assets                 $7,297.8       $3,392.3        $1,089.9       $1,491.5     $(150.4)     $13,121.1

(a) Our regulated electric business recorded an expense of $1.7 million for the quarter ended and $4.2 million for the six months ended related to employees that elected to participate in a Targeted Voluntary Special Early Retirement Program. In addition, our domestic merchant energy business recorded a $15.0 million deregulation transition cost incurred by our power marketing operation.

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

Constellation Energy issued and redeemed prior to their maturity the following notes during the period from January 1, 2001 through the date of this report:


                                           Date      Net
                                          Issued/  Proceeds/
                               Principal  Redeemed Payments
----------------------------   ---------  -------- --------
                                      (In millions)
Issued:
-------

Floating Rate Notes due 2002    $400.0      1/01    $399.7
Floating Rate Notes due 2002     235.0      4/01     234.7

Redeemed:
---------
Floating Rate Reset Notes
    due 2002                    $200.0      1/01    $200.0
Extendible Notes due 2010        300.0      6/01     300.0


In connection with the initiative to separate our domestic merchant energy business from our retail services business, Constellation Energy expects to redeem all of its outstanding long-term debt at or prior to the separation (approximately $1.1 billion currently) and to repay any outstanding commercial paper borrowings at that time. The redemption will occur through a combination of open market purchases, tender offers, and redemption calls.

In June 2001, Constellation Energy arranged a $2.5 billion revolving credit facility. This facility will be used primarily to fund capital expenditures, and working capital requirements, including commercial paper support, for the domestic merchant energy business, to redeem the $1.1 billion of its outstanding long-term debt, and to repay commercial paper borrowings. Prior to or upon separation, the new merchant energy company will assume this facility and expects to refinance the facility shortly thereafter.

In June 2001, Constellation Energy also arranged a $380 million revolving credit facility to be used primarily to support letters of credit and for other short-term financing needs. Prior to or upon separation, the new merchant energy company also will assume this facility.

We discuss the separation of our businesses in the Strategy section of Management's Discussion and Analysis on page 19.

Constellation Energy also has an existing $188.5 million revolving credit facility available for short-term and long-term needs, including letters of credit. Upon separation, this facility will either be terminated or assumed by the new merchant energy company.

As of the date of this report, letters of credit that totaled $178.4 million were issued under all of our facilities.

Constellation Energy has issued guarantees in an amount up to $1.3 billion primarily related to credit facilities and contractual performance of our domestic merchant energy business. However, the actual subsidiary liabilities related to these guarantees totaled $167.1 million at June 30, 2001. In connection with the separation, the domestic merchant energy guarantees will be replaced by guarantees, letters of credit, or other types of collateral of the new merchant energy company.

BGE and Nonregulated Businesses
-------------------------------
BGE issued and redeemed prior to their maturity the following notes during the period from January 1, 2001 through the date of this report:

                                          Date      Net
                                         Issued/  Proceeds/
                               Principal Redeemed Payments
----------------------------   --------- -------- --------
                                      (In millions)
Issued:
-------

Floating Rate Notes due 2002    $200.0     5/01    $200.0

Redeemed:
---------
 Floating Rate Reset Notes
   due 2001                     $200.0     5/01    $200.0

In conjunction with the July 1, 2000 transfer of generation assets, BGE currently is contingently liable for $276.3 million of the tax exempt debt that was assigned to nonregulated affiliates of Constellation Energy as discussed further in the Current Issues -Electric Competition section of Management's Discussion and Analysis on page 20. In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure.

Please refer to the Funding for Capital Requirements section of Management's Discussion and Analysis on page 33 for additional information about the debt of BGE and our nonregulated businesses.

Commitments
-----------
Our domestic merchant energy business has committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At June 30, 2001, the total amount of investment requirements committed to by our domestic merchant energy business was $162.6 million.

Environmental Matters
---------------------
Clean Air
The Clean Air Act includes two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating plants - Title IV and Title I.

Title IV addresses emissions of sulfur dioxides. For our older plants, we meet the requirements of Title IV through a combination of switching fuels and allowance trading. For newer plants, we meet the requirements of Title IV primarily through facility design, and operational and pollution controls.

Title I addresses emissions of NOx. The Environmental Protection Agency
(EPA) issued a final rule in 1998 that required up to 85% NOx emissions reduction by 22 states (including Maryland and Pennsylvania). Maryland and Pennsylvania have issued regulations pursuant to EPA's rule. At our Brandon Shores and Wagner facilities in Maryland, we are installing emission reduction equipment that will be in operation by May 2002 in order to meet Maryland's deadline. Emissions reduction equipment will be installed by 2003 at the Keystone plant in Pennsylvania to meet the Pennsylvania deadline.

We currently estimate that the controls needed at our generating plants to meet the NOx emission reduction requirements will cost approximately $260 million. Through June 30, 2001, we have spent approximately $167 million to meet these reduction requirements. Future expenditures for NOx reduction will be paid by our domestic merchant energy business.

In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. In 1999, these new standards were successfully challenged in court. The EPA appealed the 1999 court rulings to the Supreme Court. In February 2001, the Supreme Court upheld EPA's authority to issue the standards. However, the Supreme Court sent the case back to the lower court and EPA for further proceedings on implementation issues related to the revised ozone standard. The lower court will also address remaining challenges to the fine particulate standard. While these standards may require increased controls at our fossil generating plants in the future, implementation, if required, could be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland, Pennsylvania, and California, still need to determine what reductions in pollutants will be necessary to meet the EPA standards.

In December 2000, the EPA issued a determination that coal-fired power plant mercury emissions will be controlled. Final regulations are expected to be issued in 2004 with controls required by 2007.The costs of these controls cannot be estimated at this time since the level of control or systems to implement them have not yet been established, but such costs could be material.

We received letters from the EPA requesting us to provide certain information under Section 114 of the Clean Air Act regarding some of our electric generating plants in Maryland and Pennsylvania. This information is to determine compliance with the Clean Air Act and state implementation plan requirements, including potential application of federal new source performance standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing plant. We have provided the EPA the requested information. We believe our generating plants have been operated in accordance with the Clean Air Act and the rules implementing this act. However, we cannot estimate the impact of this inquiry on our generating plants, and our financial results, at this time, but the impact could be material if the EPA was successful in any action they might pursue against our facilities.

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

Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the Maryland Department of the Environment (MDE) that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they were approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million. We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $14 million. We discuss this further in Note 5 of our 2000 Annual Report on Form 10-K. Through June 30, 2001, we have spent approximately $36 million for remediation at this site.

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

Insurance for Calvert Cliffs and Third Party Claims
---------------------------------------------------
For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 12 weeks, we have insurance coverage for replacement power costs up to $490.0 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.0 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $16 million.

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

California Power Purchase Agreements
------------------------------------
Our domestic generation operation has $304.0 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

Under these agreements, the electricity rates changed from fixed to variable rates beginning in 1996. In 2000, the last four projects transitioned to variable rates. In 2001, the prices received under these agreements were higher than prior periods due to increases in the variable-rate pricing terms. However, due to the uncertainties in California, the increases in prices may not be indicative of future prices. We discuss the developments in California in the Current Issues--Electric Competition section on page 21.

We also describe these projects and the transition process in Note 3 and
Note 10 of our 2000 Annual Report on Form 10-K.

Related Party Transactions - BGE
--------------------------------
Income Statement
----------------
Under the Restructuring Order, BGE is providing standard offer service to customers at fixed rates over various time periods during the transition period from July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Constellation Power Source is under contract to provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was $281.2 million for the quarter and $532.5 million for the six months ended June 30, 2001.

In addition, Constellation Energy charges BGE for certain corporate functions. Certain costs are directly charged to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were $6.1 million for the quarter ended June 30, 2001 compared to $6.1 million for the same period in 2000 and $10.2 million for the six months ended June 30, 2001 compared to $7.3 million for the same period in 2000.

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

Our domestic merchant energy business conducts electric generation operations primarily through Constellation Power Source Generation, Calvert Cliffs, and Constellation Power. Presently, the majority of the generating capacity controlled by our domestic merchant energy business is used to provide standard offer service to BGE. However, beginning in July 2002, we expect approximately 1,000 megawatts of industrial customer load will leave BGE's standard offer service. The remainder of our domestic merchant energy business' standard offer service arrangement with BGE terminates on June 30, 2003. However, BGE has solicited bids for the supply of its standard offer service from July 1, 2003 through June 30, 2006. Constellation Power Source submitted a bid. Additionally, we plan to expand our generation operations. As a result, our domestic merchant energy business has a substantial and increasing amount of generating capacity that is subject to future changes in wholesale electricity prices and has fuel requirements that are subject to future changes in coal, natural gas, and oil prices.

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

As of June 30, 2001, our domestic merchant energy business had designated certain fixed-price forward electricity sale contracts as a cash-flow hedge of forecasted sales of electricity for the years 2003 through 2010.

At June 30, 2001, we recorded mark-to-market gains of $50.8 million on derivatives designated as cash-flow hedges in "Accumulated Other Comprehensive Income" and in "Other Assets" in our Consolidated Balance Sheets. We do not expect to reclassify any of this amount into earnings during the next twelve months. For the quarter and six months ended June 30, 2001, there was no hedge ineffectiveness recognized in earnings. We discuss our market risk in Item 7. Management's Discussion and Analysis - Market Risk of our 2000 Annual Report on Form 10-K.

Accounting Standards Issued
---------------------------
In July 2001, the FASB issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. This statement also establishes criteria for the separate recognition of intangible assets acquired in a business combination.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This statement is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances.

We do not expect the adoption of these statements to have a material impact on our financial results.

SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Currently, we are evaluating this statement and have not determined the impact on our financial results.

Investment in Orion
-------------------
Effective June 1, 2001, we changed our accounting for the investment in Orion from the equity method to the cost method, subject to the fair value requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This change resulted from no longer having significant influence as required under equity method accounting due to a reduction in our ownership percentage. Our ownership percentage decreased due to Orion's issuance of 13 million shares of common stock that were sold in a public offering and due to our sale of one million shares as part of the offering. Under SFAS No. 115, we classify our investment in Orion as available-for-sale securities and record any unrealized gains or losses in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. At June 30, 2001, the unrealized gain on our investment in Orion was $124.6 million.

Item 2. Management's Discussion
-------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

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

As a result of these changes, our domestic merchant energy business includes the:
    o wholesale power marketing and risk management activities of Constellation Power Source, Inc.,
    o domestic power projects of Constellation Investments, Inc. and Constellation Power, Inc. and subsidiaries,
    o fossil and hydroelectric generating assets of Constellation Power Source Generation, Inc.,
    o nuclear generating assets of Calvert Cliffs Nuclear Power Plant, Inc., and
    o  nuclear consulting services of Constellation Nuclear Services, Inc.

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

Our other nonregulated businesses include the:
    o Latin American power projects and investments of Constellation Power and subsidiaries,
    o  energy products and services of Constellation Energy Source, Inc.,
    o home products, commercial building systems, and residential and commercial electric and gas retail marketing of BGE Home Products & Services, Inc. and subsidiaries,
    o ComfortLink general partnership, in which BGE is a partner, that provides cooling services for commercial customers in Baltimore,
    o  financial investments of Constellation Investments, and
    o real estate and senior-living facilities of Constellation Real Estate Group, Inc.

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

As you read this discussion and analysis, refer to our Consolidated
Statements of Income on page 3, which present the results of our operations for the quarters and six months ended June 30, 2001 and 2000. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.

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

On October 23, 2000, we announced three initiatives to advance our growth strategies. The first initiative is that we entered into an agreement (the "Agreement") with an affiliate of The Goldman Sachs Group, Inc. ("Goldman Sachs"). Under the terms of the Agreement, Goldman Sachs will acquire up to a 17.5% equity interest in our domestic merchant energy business, which will be consolidated under a single holding company ("new Constellation Energy"). Goldman Sachs will also acquire a ten-year warrant for up to 13% of new Constellation Energy's common stock (subject to certain adjustments). The warrant is exercisable six months after new Constellation Energy's common stock becomes publicly available. The amount of common stock which Goldman Sachs may receive upon exercise will be equal to the excess of the market price of new Constellation Energy's common stock at the time of exercise over the exercise price of $60 per share for all the stock subject to the warrant, divided by the market price. New Constellation Energy may at its option pay Goldman Sachs such excess in cash. Goldman Sachs is acquiring its interest and the warrant in exchange for $250 million in cash (subject to adjustment in certain instances) and certain assets related to our power marketing operation. At closing, Goldman Sachs' existing services agreement with our power marketing operation will terminate.

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

The closing of the transaction with Goldman Sachs and the separation are subject to customary closing conditions and contingent upon obtaining regulatory approvals and a Private Letter Ruling from the Internal Revenue Service regarding certain tax matters. We expect to complete the transaction and separation by late 2001. At the date of this report, we have received approval from the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

Upon separation, the strategy for the new Constellation Energy is to be a leading competitive provider of energy solutions for wholesale customers in North America. To achieve this, new Constellation Energy expects to continue to expand its marketing and risk management operations supported by geographic, fuel, and dispatch diversification. In addition, new Constellation Energy expects to continue to grow its generation business through acquisition, development, and contractual arrangements.

The primary strategy for BGE Corp. is to expand its core utility and non-regulated retail energy services businesses throughout surrounding areas.

Currently, our domestic merchant energy business controls over 10,000 megawatts of generation including 1,100 megawatts of natural gas-fired peaking capacity that commenced operations in the Mid-Atlantic and Mid-West regions during mid-summer 2001. In December 2000, we announced that a subsidiary of Constellation Nuclear will purchase 1,550 megawatts of the 1,757 megawatts total generating capacity of the Nine Mile Point nuclear power plant located in Scriba, New York. The closing of the Nine Mile Point power plant was expected to take place by July 1, 2001. The total purchase price based on the expected closing date, including fuel, was $815 million. However, the closing date has been delayed as the sellers and New York State regulators work to settle all remaining stranded cost issues. The contract provides for a reduction in the purchase price for each day that the closing is delayed beyond the target date of July 1, 2001. At the date of this report, we have received approval from the FERC and the NRC. We expect to close on the Nine Mile purchase later this year. We discuss the planned acquisition of the

Nine Mile Point power plant in more detail in Note 10 of our 2000 Annual Report on Form 10-K.

We also have an additional 6,000 megawatts of natural gas-fired peaking and combined cycle production facilities in various regions of North America under construction or in development. We are currently in the process of soliciting offers to purchase our Latin American operations due to our concentration on domestic merchant energy. We plan to sell the businesses if offers received are reasonable relative to the cash flows expected to be earned if we continue to own the businesses.

We also might consider one or more of the following strategies:
    o the complete or partial separation of our transmission and distribution functions,
    o  mergers or acquisitions of utility or non-utility businesses, and sale of
    o  generation assets or one or more businesses.


--------------------------------------------------------------------------------


Current Issues
---------------
With the shift toward customer choice, competition, and the growth of our domestic merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 37.

In this section, we discuss in more detail several issues that affect our businesses.

Electric Competition
--------------------
We are facing electric competition on various fronts, including:
    o the construction of generating units to meet increased demand for electricity,
    o  the sale of electricity in wholesale power markets,
    o  competing with other energy suppliers, and
    o  electric sales to retail customers.

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

Effective July 1, 2000, BGE provides standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier. In addition, the electric fuel rate was discontinued effective July 1, 2000. Constellation Power Source provides BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. The energy and capacity for the remaining years in the transition period were competitively bid and BGE has received several bids including one for Constellation Power Source. BGE currently is evaluating these bids and expects to award contracts by the end of August 2001. We expect the Maryland PSC to review the results of the competitive bid process.

Constellation Power Source obtains the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants, supplemented with energy and capacity purchased from the wholesale market as necessary.

Other States
------------
Our domestic merchant energy business is focused on expanding its business through marketing energy products, including structured transactions, to wholesale customers and acquiring control of additional generating facilities when necessary to support our marketing operation. This business will focus on states with strong growth in energy demand and that provide opportunities through ongoing deregulation and the creation of competitive markets. Delays in, or the ultimate form of, deregulation of electric generation in various states may affect our domestic merchant energy business strategy.

Our domestic merchant energy business has $304.0 million invested in power projects that sell 142 megawatts of electricity in California under power purchase agreements as discussed in the California Power Purchase Agreements section in the Notes to Consolidated Financial Statements on page 15. The counterparties to the agreements are two California investor-owned utilities, Southern California Edison Company (SCE) and Pacific Gas and Electric Company
(PGE). Due to various factors, including shortage of generation and the high cost of natural gas, these utilities' financial condition has been severely impacted because they are paying more for power than they are allowed to recover from their customers under the deregulation plan in California. As a result, these utilities did not maintain current payments for the power they purchased to meet their customers' energy needs and the credit ratings of these utilities were downgraded below investment grade. Unable to meet its obligation to power suppliers, the California Power Exchange ceased operations in January 2001 and filed for bankruptcy in March 2001. California's Department of Water Resources has since assumed the role of electricity procurement in California and is considering raising money through the sale of bonds to pay back creditors of the California Power Exchange and the California Independent System Operator. Further, on April 6, 2001, PGE filed for protection under Chapter 11 of the United States Bankruptcy Code.

Due to the deteriorating financial condition of these utilities, our California projects did not receive full payment for electricity delivered to these utilities for the period November 1, 2000 through April 6, 2001. Our projects that sell power to SCE began receiving current payments for power delivered beginning April 1, 2001, and our projects that sell power to PGE began receiving current payments for power delivered beginning April 7, 2001. Our portion of the amount due from these utilities for the period November 1, 2000 through April 6, 2001 was approximately $50 million. While we expect to be paid the amount owed to us, we cannot predict when payment will occur or if full payment will be received. We have taken reserves in amounts we believe to be reasonable under the current circumstances.

However, if the ultimate resolution of the events in California prevents collection of unpaid balances under power purchase agreements by some or all of our projects, in an amount in excess of the reserves that we have taken, it could have a material impact on our financial results. Additionally, if the events in California result in a modification or termination of these agreements that reduces future cash flows, we would have to evaluate whether our investments in the power projects that are parties to the agreements are impaired. An impairment of these investments could have a material impact on our financial results. Our domestic merchant energy business does not have any other direct agreements with these utilities. However, we may be impacted if one or more of our other counterparties are significantly affected by the events in California, or by the operation of the California Department of Water Resources and the California Independent System Operator.

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

On July 12, 2001, FERC provisionally granted PJM RTO status and ordered it to engage in mediation with the New York ISO and the New England ISO in regard to creating a business plan to form one Northeast RTO, using PJM as a platform. This mediation proceeding is currently ongoing.

As a member of PJM, an existing ISO, BGE does not expect to be materially impacted by Order 2000 or the July 12, 2001 order. However, we are appealing two requirements of Order 2000 whereby:
    o we would be required to go through PJM to make a filing with FERC to change our transmission rates, and
    o we would be required to transfer operational control of our transmission facilities to PJM.

The U.S. Supreme Court agreed to hear an appeal by others of FERC Order 888. We cannot predict the outcome of this appeal or the impact on BGE at this time.

Weather
-------
Domestic Merchant Energy Business
---------------------------------
Weather conditions in the different regions of North America influence the financial results of our domestic merchant energy business. Typically, demand for electricity and its price are higher in the summer and the winter, when weather is more extreme. However, all regions of North America typically do not experience extreme weather conditions at the same time. Since the majority of our generating plants currently are located in PJM, our financial results are affected by weather conditions in this area.

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

We show the number of heating degree days in the quarters and six months ended June 30, 2001 and 2000, and the percentage change in the number of degree days between these periods in the following table:


                       Quarter        Six Months
                        Ended           Ended
                       June 30         June 30
                      2001   2000    2001    2000
--------------------------------------------------

 Heating degree days  471    512    2,918   2,817

 Percent change
   from prior period    (8.0)%           3.6%


 Cooling degree days  262    263    262     268
 Percent change
   from prior period    (0.4)%          (2.2)%

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

Results of Operations for the Quarter and Six Months Ended June 30, 2001
------------------------------------------------------------------------
Compared with the Same Periods of 2000
--------------------------------------
In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in fixed charges, income taxes, and other income are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 31.

Overview
--------

Total Earnings Per Share of Common Stock
                            Quarter Ended  Six Months Ended
                               June 30,        June 30,
                              2001*  2000   2001*    2000
-----------------------------------------------------------
  Earnings before
   nonrecurring charges
   included in operations:
   Domestic merchant energy   $.32   $.11  $ .60     $.24
   Regulated electric          .11    .32    .29      .55
   Regulated gas               .02    .02    .20      .15
   Other nonregulated          .01   (.08)   .04     (.06)
-----------------------------------------------------------
  Total earnings per
   share before
   nonrecurring charges
   included in
   operations:                 .46    .37   1.13      .88
  Nonrecurring charges
    included in operations:
    Deregulation
    transition cost            --    (.10)   --      (.10)
    TVSERP                     --    (.01)   --      (.03)
-----------------------------------------------------------
  Earnings per share
   before
   cumulative effect of
   change in accounting
   principle                   .46    .26   1.13      .75
  Cumulative effect of
   change in accounting
   principle, net of
   income taxes                --     --     .06      --
-----------------------------------------------------------
  Total earnings per share    $.46   $.26  $1.19     $.75
===========================================================

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

Quarter Ended June 30, 2001
---------------------------
Our total earnings for the quarter ended June 30, 2001 increased $36.0 million, or $.20 per share, compared to the same period of 2000. Our total earnings increased mostly because of the following:
    o We recorded $37.5 million pre-tax, or approximately $.15 per share, of amortization expense for the reduction of our generating plants associated with the Restructuring Order in the second quarter of 2000 that had a negative impact in that quarter.
    o We recorded a nonrecurring expense of $15.0 million, after-tax, for deregulation transition cost to a third party incurred by our power marketing business to provide BGE's standard offer service requirements in the second quarter of 2000 that had a negative impact in that quarter.
    o We recorded a nonrecurring expense of $1.7 million, after-tax, for BGE employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP) in the second quarter of 2000 that had a negative impact in that quarter.

These were partially offset by $11.6 million pre-tax, or $.04 per share, recorded in the second quarter 2001 related to the impact of a 6.5% annual residential rate reduction that was effective July 1, 2000.

Six Months Ended June 30, 2001
------------------------------
Our total earnings for the six months ended June 30, 2001 increased $75.7 million, or $.44 per share, compared to the same period of 2000. Our total earnings increased mostly because of the following:
    o We recorded $75.0 million pre-tax, or approximately $.30 per share, of amortization expense for the reduction of our generating plants associated with the Restructuring Order in 2000 that had a negative impact in that period.
    o We recorded a nonrecurring expense of $15.0 million, after-tax, for deregulation transition cost to a third party incurred by our power marketing business that had a negative impact in 2000 as discussed above.
    o We recorded a nonrecurring expense of $4.2 million, after-tax, for BGE employees that elected to participate in the TVSERP in 2000 that had a negative impact in that period.
    o We recorded an $8.5 million after-tax, or $.06 per share, gain for the cumulative effect of adopting Statement of Financial Accounting Standard
        (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in the first quarter of 2001.

These were partially offset by $17.6 million pre-tax, or $.07 per share, recorded in 2001 related to the impact of a 6.5% annual residential rate reduction that was effective July 1, 2000.

Earnings per share contributions from all our business segments were impacted by additional dilution resulting from the issuance of 13.2 million shares of common stock between January 1, 2001 and the date of our report.

In the following sections, we discuss our earnings by business segment in greater detail.

Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business engages primarily in power marketing and domestic power generation. We describe this business in more detail in our 2000 Annual Report on Form 10-K in Item 1. Business -- Domestic Merchant Energy Business.

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

Our earnings are exposed to various risks of the competitive marketplace, including imbalances in supply and demand and changes in future commodity prices, that may impact the financial results of our domestic merchant energy business. For example, our earnings are exposed to the risks of the competitive wholesale electricity market to the extent that our domestic merchant energy business has to purchase energy and/or capacity to meet obligations to supply power or meet other energy-related contractual arrangements at prices which may approach or exceed the applicable fixed sales price obligations. If the price of obtaining energy in the wholesale market exceeds the fixed sales price, our earnings would be adversely affected.

We are also affected by operational risk, that is, the risk that a generating plant will not be available to produce energy when the energy is required. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints, or extreme temperatures (hot or cold) causing demand to exceed available supply.

We discuss our market risk further in our 2000 Annual Report on Form 10-K in
Item 7. Management Discussion and Analysis -- Market Risk. We cannot estimate the impact of the increased financial risks associated with the competitive wholesale electricity market. However, these financial risks could have a material impact on our financial results.

Earnings
--------
                           Quarter Ended   Six Months Ended
                             June 30,          June 30,
                            2001   2000     2001     2000
-----------------------------------------------------------
                      (In millions, except per share amounts)

Revenues                  $372.5  $64.1   $709.2   $133.4
Operating expenses         243.6   54.3    461.8     90.6
Depreciation and
   amortization             39.9    1.8     79.5      3.3
Taxes other than income
   taxes                    11.2    --      22.4      --
-----------------------------------------------------------
Income from operations    $ 77.8  $ 8.0   $145.5   $ 39.5
===========================================================
Net income                $ 52.4  $ 1.9   $ 94.8   $ 20.1
===========================================================
Total earnings per share
   before nonrecurring
   charges included in
     operations:            $.32   $.11     $.60     $.24
       Deregulation
       transition cost       --    (.10)     --      (.10)
-----------------------------------------------------------
Earnings per share          $.32   $.01     $.60     $.14
===========================================================

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues
--------
During the quarter ended June 30, 2001, domestic merchant energy revenues increased $308.4 million compared to the same period of 2000 mostly because of:
    o a $281.2 million increase related to providing BGE the energy and capacity required to meet its standard offer service obligation effective July 1, 2000, and
    o a $43.4 million increase related to CTC and decommissioning revenues included in the domestic merchant energy business effective July 1, 2000.

These increases were partially offset by lower revenues from our domestic generation operation.

During the six months ended June 30, 2001, domestic merchant energy revenues increased $575.8 million compared to the same period of 2000 mostly because of:
    o a $532.5 million increase related to providing BGE the energy and capacity required to meet its standard offer service obligation effective July 1, 2000,
    o a $94.1 million increase related to CTC and decommissioning revenues included in the domestic merchant energy business effective July 1, 2000.

These increases were partially offset by lower revenues from our power marketing and domestic generation operations.

We discuss the revenues for our power marketing and domestic generation operations in the following sections.

Power Marketing
---------------
During the quarter ended June 30, 2001, power marketing revenues increased slightly compared to the same period of 2000 mostly because of higher revenues from new structured transactions partially offset by the effect of unfavorable market price changes on open trading positions.

During the six months ended June 30, 2001, power marketing revenues decreased compared to the same period of 2000 mostly because of the effect of unfavorable market price changes on open trading positions partially offset by higher revenues from new structured transactions.

Constellation Power Source uses the mark-to-market method of accounting for its energy trading activities. We discuss the mark-to-market method of accounting and Constellation Power Source's activities in more detail in Note 1 of our 2000 Annual Report on Form 10-K. As a result of the nature of its operations and the use of mark-to-market accounting, Constellation Power Source's revenues and earnings will fluctuate. We cannot predict these fluctuations, but the effect on our revenues and earnings could be material. The primary factors that cause these fluctuations are:
    o  the number and size of new transactions,
    o the magnitude and volatility of changes in commodity prices and interest rates, and
    o the number and size of open commodity and derivative positions Constellation Power Source holds or sells.

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

Domestic Generation
-------------------
During the quarter ended June 30, 2001, domestic generation revenues decreased compared to the same period of 2000 mostly because in April 2000, Constellation Operating Services Inc. (COSI), a subsidiary of Constellation Power, Inc., recognized a $13.3 million gain on the termination of an operating arrangement and sale of certain subsidiaries to Orion Power Holdings Inc.

During the six months ended June 30, 2001, domestic generation revenues decreased compared to the same period of 2000 mostly because of the 2000 gain discussed above partially offset by a $9.5 million gain on the sale of a project under development located in the PJM region recorded in March 2001.

California Power Purchase Agreements
------------------------------------
Our domestic generation operation has $304.0 million invested in 14 projects that sell electricity in California to SCE and PGE under power purchase agreements called "Interim Standard Offer No. 4" agreements.

Under these agreements, the electricity rates changed from fixed rates to variable rates beginning in 1996. In 2000, the last four projects transitioned to variable rates. During the quarter and six months ended June 30, 2001, revenues from these projects were about the same compared to the same periods of 2000. While energy rates were higher for the six months period compared to the same period of 2000, this was offset by reserves established for our exposure in California. We discuss the developments in California in the Current Issues--Electric Competition section on page 21.

We also describe these projects and the transition process in the Notes to Consolidated Financial Statements and Note 10 of our 2000 Annual Report on Form 10-K.

Operating Expenses
------------------
Domestic merchant energy operating expenses increased $189.3 million for the quarter and $371.2 million for the six months ended June 30, 2001 compared to the same periods of 2000 mostly because of:
    o increases in fuel costs of $103.0 million for the quarter and $206.4 million for the six months period, and
    o increases in operations and maintenance costs of $102.7 million for the quarter and $194.7 million for the six months period.

These costs were associated with the generation plants that were transferred from BGE effective July 1, 2000. This was partially offset by lower operating expenses by our power marketing operation mostly because in the second quarter of 2000, this operation recognized $24.0 million for deregulation transition cost to a third party that had a negative impact in that period. The power marketing operation also had lower transaction related expenses.

Depreciation and Amortization Expense
-------------------------------------
Domestic merchant energy depreciation and amortization expense increased $38.1 million for the quarter and $76.2 million for the six months ended June 30, 2001 compared to the same periods of 2000 mostly because of expenses associated with the generation plants that were transferred from BGE effective July 1, 2000.

Taxes Other than Income Taxes
-----------------------------
Domestic merchant energy taxes other than income taxes increased $11.2 million for the quarter and $22.4 million for the six months ended June 30, 2001 compared to the same periods of 2000 mostly because of taxes other than income taxes associated with the generation plants that were transferred from BGE effective July 1, 2000.

Regulated Electric Business
---------------------------
As previously discussed, our regulated electric business was significantly impacted by the July 1, 2000 implementation of customer choice. These changes include BGE's generating assets and related liabilities becoming part of our nonregulated domestic merchant energy business on that date.

Earnings
--------
                      Quarter Ended    Six Months Ended
                         June 30,           June 30,
                       2001     2000     2001      2000
--------------------------------------------------------
                  (In millions, except per share amounts)
Electric revenues    $497.5   $565.4   $989.8  $1,090.0
Electric fuel and
   purchased energy   293.9    124.7    559.7     244.1
Operations and
   maintenance         62.9    168.6    124.7     322.7
Depreciation and
   amortization        43.3    112.2     86.7     224.8
Taxes other than
   income taxes        35.0     44.3     70.9      90.4
--------------------------------------------------------
Income from
   operations        $ 62.4   $115.6   $147.8  $  208.0
========================================================
Net income           $ 18.0   $ 47.3     45.7  $   78.1
========================================================
Total earnings per
   share before
   nonrecurring
   charges included
   in operations:      $.11    $.32      $.29     $.55
     TVSERP             --     (.01)      --      (.03)
--------------------------------------------------------
Earnings per share     $.11    $.31      $.29     $.52
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

Electric Revenues
-----------------
The changes in electric revenues in 2001 compared to 2000 were caused by:

                        Quarter        Six Months
                         Ended           Ended
                        June 30,        June 30,
                     2001 vs. 2000   2001 vs. 2000
---------------------------------------------------
                             (In millions)
Electric system
   sales volumes         $(0.1)         $  8.9
Rates                    (48.4)          (84.3)
Fuel rate surcharge       12.5            27.3
---------------------------------------------------
Total change in
   electric revenues
   from electric
   system sales          (36.0)          (48.1)
Interchange and
   other sales           (30.9)          (53.8)
Other                     (1.0)            1.7
---------------------------------------------------
Total change in
   electric revenues    $(67.9)        $(100.2)
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

The percentage changes in our electric system sales volumes, by type of customer, in 2001 compared to 2000 were:

                    Quarter Ended    Six Months Ended
                       June 30,          June 30,
                     2001 vs. 2000    2001 vs. 2000
-----------------------------------------------------
 Residential            (0.6)%              3.2%
 Commercial              0.2                1.5
 Industrial              1.0                0.3

During the quarter ended June 30, 2001, we sold about the same amount of electricity to all customers compared to the same period of 2000.

During the six months ended June 30, 2001, we sold more electricity to residential customers compared to the same period of 2000 due to higher usage per customer and an increased number of customers. We sold more electricity to commercial customers mostly due to an increased number of customers. We sold about the same amount of electricity to industrial customers.

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

Rate revenues decreased compared to the same periods of 2000 mostly due to the decreases caused by:
    o the 6.5% annual residential rate reduction of $11.6 million for the quarter and $17.6 million for the six months period, and
    o the $43.4 million for the quarter and $94.1 million for the six months period related to the transfer of revenues to the domestic merchant energy business discussed above.

These decreases were partially offset by the other net impacts of the rate restructuring discussed above.

Fuel Rate Surcharge
-------------------
In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred under the electric fuel rate clause through June 30, 2000. We discuss this further in the Electric Fuel Rate Clause section on page 28.

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

Effective July 1, 2000, BGE no longer engages in interchange sales and these activities are included in our domestic merchant energy business which resulted in a decrease in interchange and other sales for the quarter and six months ended June 30, 2001 compared to the same periods of 2000.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                       Quarter Ended    Six Months Ended
                          June 30,          June 30,
                        2001    2000      2001    2000
---------------------------------------------------------
                               (In millions)
Actual costs          $281.6  $131.2    $532.9  $253.8
Net recovery
   (deferral) of
   costs under
   electric fuel
   rate clause          12.3    (6.5)     26.8    (9.7)
---------------------------------------------------------
Total electric
   fuel and
   purchased
   energy expenses    $293.9  $124.7    $559.7  $244.1
=========================================================


Actual Costs
------------
Our actual costs of fuel and purchased energy were higher compared to the same period of 2000 mostly because of the deregulation of electric generation. As discussed in the Current Issues--Electric Competition section on page 20, effective July 1, 2000, BGE transferred its generating assets to, and began purchasing substantially all of the energy and capacity required to provide electricity to standard offer service customers from, the domestic merchant energy business.

The cost of energy BGE purchased from our domestic merchant energy business was $281.2 million for the quarter and $532.5 million for the six months ended June 30, 2001. The higher amount paid for purchased energy is offset by the absence of $103.0 million for the quarter and $206.4 million for the six months in fuel costs, and lower operations and maintenance, depreciation, taxes, and other costs at BGE as a result of no longer owning and operating the transferred electric generation plants.

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

Electric Operations and Maintenance Expenses
--------------------------------------------
Regulated electric operations and maintenance expenses decreased $105.7 million for the quarter and $198.0 million for the six months ended June 30, 2001 compared to the same periods of 2000 mostly because of the following:
    o Effective July 1, 2000, costs of $102.7 million for the quarter and $194.7 million for the six months period were no longer incurred by this business segment. These costs were associated with the electric generation assets that were transferred to the domestic merchant energy business.
    o In addition, BGE recognized expenses of $2.8 million for the quarter and $7.0 million for the six months periods for employees that elected to participate in a Targeted Voluntary Special Early Retirement Program in 2000 that had a negative impact in those periods.

Electric Depreciation and Amortization Expense
----------------------------------------------
Regulated electric depreciation and amortization expense decreased $68.9 million for the quarter and $138.1 million for the six months ended June 30, 2001 compared to the same periods of 2000 mostly because of:
    o the absence of $37.5 million for the quarter and $75.0 million for the six months period of amortization expense recorded in 2000 associated with the $150 million reduction of our generating plants provided for in the Restructuring Order, and
    o $37.6 million for the quarter and 75.1 million for the six months period of expenses associated with the transfer of the generation assets to the domestic merchant energy business effective July 1, 2000.

These decreases were offset partially by more electric plant in service (as our level of plant in service changes, the amount of depreciation and amortization expense changes) and higher amortization associated with regulatory assets.

Electric Taxes Other Than Income Taxes
--------------------------------------
Regulated electric taxes other than income taxes decreased $9.3 million for the quarter and $19.5 million for the six months ended compared to the same periods of 2000. This was mostly due to the absence of taxes other than income taxes associated with the generation assets that were transferred to the domestic merchant energy business effective July 1, 2000.

Regulated Gas Business
----------------------
Earnings
--------

                        Quarter Ended   Six Months Ended
                          June 30,          June 30,
                         2001    2000     2001     2000
--------------------------------------------------------
                  (In millions, except per share amounts)
Gas revenues           $109.7   $92.7   $467.3   $287.8
Gas purchased for
   resale                52.2    40.9    305.1    143.8
Operations and
   maintenance           24.6    23.3     49.2     46.9
Depreciation and
   amortization          12.2    11.1     26.5     24.2
Taxes other than
   income taxes           8.3     6.1     18.4     20.0
--------------------------------------------------------
Income from operations $ 12.4   $11.3   $ 68.1   $ 52.9
========================================================
Net income             $  3.0   $ 2.3   $ 31.7   $ 22.6
========================================================
Earnings per share       $.02    $.02     $.20    $.15
========================================================

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Earnings from the regulated gas business increased during the six months ended June 30, 2001 compared to 2000 mostly due to the sharing mechanism under our gas cost adjustment clauses and the increase in our base rates.

All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
------------
The changes in gas revenues in 2001 compared to 2000 were caused by:

                        Quarter Ended   Six Months Ended
                           June 30,         June 30,
                        2001 vs. 2000    2001 vs. 2000
--------------------------------------------------------
                                (In millions)
Gas system sales
  volumes                   $ 0.2           $ 16.7
Base rates                    1.8              3.3
Weather normalization         1.5             (5.9)
Gas cost adjustments         11.2            116.2
--------------------------------------------------------
Total change in
  gas revenues
  from gas
  system sales               14.7            130.3
Off-system sales              1.4             47.6
Other                         0.9              1.6
--------------------------------------------------------
Total change in
  gas revenues              $17.0           $179.5
========================================================

Gas System Sales Volumes
------------------------
The percentage changes in our gas system sales volumes, by type of customer, in 2001 compared to 2000 were:

                   Quarter Ended    Six Months Ended
                     June 30,          June 30,
                   2001 vs. 2000     2001 vs. 2000
----------------------------------------------------

 Residential          (3.0)%             8.3%
 Commercial           10.0               3.9
 Industrial          (30.1)            (27.3)

During the quarter ended June 30, 2001, we sold less gas to residential customers compared to the same period of 2000 mostly due to milder weather partially offset by an increased number of customers. We sold more gas to commercial customers mostly due to higher usage per customer. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers due to their switching to lower cost alternative fuel sources.

During the six months ended June 30, 2001, we sold more gas to residential customers compared to the same periods of 2000 mostly due to colder winter weather, an increased number of customers, and higher usage per customer. We sold more gas to commercial customers mostly due colder winter weather and higher usage per customer. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers due to their switching to lower cost alternative fuel sources.

Base Rates
----------
During the quarter and six months ended June 30, 2001, base rate revenues increased compared to the same periods of 2000 mostly because the Maryland PSC authorized a $6.4 million annual increase in our base rates effective June 22, 2000.

Weather Normalization
---------------------
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
--------------------
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2000 Annual Report on Form 10-K. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers. During the quarter ended June 30, 2001, the shareholders' portion was about the same compared to the same period of 2000.

During the six months ended June 30, 2001, the shareholders' portion increased $3.4 million compared to the same period of 2000.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

During the quarter and six months ended June 30, 2001, gas cost adjustment revenues increased compared to the same periods of 2000 mostly because we sold more gas at a higher price to non-delivery service customers. In 2001, the revenue increase reflects the significant increase in natural gas prices.

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

During the quarter ended June 30, 2001, revenues from off-system gas sales increased compared to the same period of 2000 mostly because the gas we sold off-system was at a higher price partially offset by less gas sold.

During the six months ended June 30, 2001, revenues from off-system gas sales increased compared to the same period of 2000 mostly because we sold more gas off-system at a higher price. In 2001, the revenue increase reflects the significant increase in natural gas prices.

Gas Purchased For Resale Expenses
---------------------------------
Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.

During the quarter ended June 30, 2001, our gas costs increased compared to the same period of 2000 mostly because we bought gas at a higher price. During the six months ended June 30, 2001, our gas costs increased compared to the same period of 2000 mostly because we bought more gas for both system and off-system sales and all of the gas purchased was at a higher price.

Other Gas Operating Expenses
----------------------------
During the quarter and six months ended June 30, 2001, other gas operating expenses were about the same compared to the same periods of 2000.


Other Nonregulated Businesses
-----------------------------
Earnings
--------

                             Quarter Ended  Six Months Ended
                                June 30,         June 30,
                              2001    2000    2001    2000
------------------------------------------------------------
                    (In millions, except per share amounts)
Revenues                    $145.0  $145.6  $361.7  $358.1
Operating expenses           120.6   141.5   305.1   328.3
Depreciation and
   amortization                6.6     5.5    12.9    10.8
Taxes other than income
   taxes                       1.0     0.7     2.2     1.9
------------------------------------------------------------
Income from operations      $ 16.8  $ (2.1) $ 41.5  $ 17.1
============================================================
Net income before
   cumulative effect of
   change in accounting
   principle                $  2.2  $(11.9) $  6.7  $ (9.1)
Cumulative effect of
   change in accounting
   principle                   --      --      8.5     --
------------------------------------------------------------
Net income                  $  2.2  $(11.9) $ 15.2  $ (9.1)
============================================================
Earnings per share before
   cumulative effect of
   change in accounting
   principle                  $.01   $(.08)   $.04  $(.06)
Cumulative effect of
   change in accounting
   principle                   --      --      .06     --
------------------------------------------------------------
Earnings per share            $.01   $(.08)   $.10  $(.06)
============================================================

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

During the quarter ended June 30, 2001, earnings from our other nonregulated businesses increased compared to the same period of 2000 mostly because of a $9.0 million after-tax gain on the sale of one million shares of the Orion investment and better market performance in our financial investments business compared to the prior period, partially offset by a decline in the fair value of the Orion warrant. Under SFAS No. 133, we are required to mark-to-market the value of the Orion warrant through earnings each reporting period. The value of the warrant may fluctuate under mark-to-market accounting based on changes in the stock price of Orion and the volatility of that price in future periods. We discuss the Orion warrant further in the Accounting Standard Adopted section of the Notes to Consolidated Financial Statements on page 16.

During the six months ended June 30, 2001, earnings from our other nonregulated businesses increased compared to the same period of 2000 mostly because:
    o We recorded a $9.0 million after-tax gain on the sale of one million shares of the Orion investment as discussed above.
    o We recorded an $ 8.5 million after-tax gain for the cumulative effect of adopting SFAS No. 133 in the first quarter of 2001.
    o  Better market performance in our financial investments business.

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

We consider market demand, interest rates, the availability of financing, competing demands for capital, and the strength of the economy in general when making decisions about our real estate and senior-living projects. If we were to decide to sell our projects, we could have write-downs. In addition, if we were to sell our projects in the current market, we would have losses which could be material, although the amount of the losses is hard to predict. Depending on market conditions, we could also have material losses on any future sales.

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

Consolidated Nonoperating Income and Expenses
---------------------------------------------

Fixed Charges
-------------
During the quarter and six months ended June 30, 2001, total fixed charges decreased compared to the same periods of 2000 mostly because of lower interest rates, offset partially by a higher level of debt outstanding.

Income Taxes
------------
During the quarter and six months ended June 30, 2001, our total income taxes increased compared to the same periods of 2000 mostly because we had higher taxable income from our domestic merchant energy and other nonregulated businesses partially offset by lower taxable income from the utility business.


--------------------------------------------------------------------------------
Financial Condition
-------------------
Cash Flows
----------

                                      Six Months
                                        Ended
                                       June 30,
                                    2001      2000
-----------------------------------------------------
                                     (In millions)
 Cash provided by (used in):
    Operating Activities          $ 261.0     $342.3
    Investing Activities           (568.5)    (458.1)
    Financing Activities            236.6      169.5

During the six months ended June 30, 2001, we generated less cash from operations compared to the same period in 2000 mostly because of changes in working capital requirements.

During the six months ended June 30, 2001, we used more cash for investing activities compared to the same period in 2000 mostly due to an increase in investments in new generation facilities, offset in part by the sales of certain investments.

During the six months ended June 30, 2001, we had more cash from financing activities compared to the same period of 2000 mostly because we issued more common stock, short-term borrowings, and long-term debt. We also decreased our payment of dividends. This was partially offset by the repayment of long-term debt.


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

                          Standard    Moody's
                          & Poors    Investors    Fitch
                        Rating Group  Service      IBCA
---------------------------------------------------------
 Constellation Energy
 Unsecured Debt              A-          A3         A-

 BGE
 Mortgage Bonds             AA-          A1         A+
 Unsecured Debt              A           A2         A
 Trust Originated
  Preferred Securities
  and Preference Stock       A-         "a2"        A-

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

Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 37.



                                                                       Calendar Year Estimates
                                                                       2001      2002     2003
------------------------------------------------------------------ ---------  -------- --------
                                                                                (In millions)
Nonregulated Capital Requirements:
Investment requirements:
   Domestic merchant energy                                          $1,402    $  739   $1,540
   Other                                                                 39        79      105
------------------------------------------------------------------ --------- --------- --------
   Total investment requirements                                      1,441       818    1,645
Retirement of long-term debt                                            914*      684      209
------------------------------------------------------------------ --------- --------- --------
Total nonregulated capital requirements                               2,355     1,502    1,854

Utility Capital Requirements:
Construction expenditures:
   Regulated electric                                                   163       171      173
   Regulated gas                                                         53        52       52
   Common                                                                30        26       20
------------------------------------------------------------------ --------- --------- --------
   Total capital expenditures                                           246       249      245
Retirement of long-term debt and redemption of
  preference stock                                                      394       520      286
------------------------------------------------------------------ --------- --------- --------
Total utility capital requirements                                      640       769      531
------------------------------------------------------------------ --------- --------- --------
Total capital requirements                                           $2,995    $2,271   $2,385
================================================================== ========= ========= ========

* Amount does not include $1.1 billion in Constellation Energy debt that we expect to be redeemed at or prior to business separation

Capital Requirements
--------------------
Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business will require additional funding for growing its power marketing operation and developing and acquiring power projects.

Our domestic merchant energy business investment requirements include the planned acquisition of the Nine Mile Point nuclear power plant and the construction of 1,100 megawatts of peaking capacity in the Mid-Atlantic and Mid-West regions that commenced operations in the summer of 2001. An additional 6,000 megawatts of peaking and combined cycle production facilities are scheduled for completion in 2002 and beyond in various regions of North America. For further information see the Strategy section on page 19.

Our domestic merchant energy business investment requirements also include construction expenditures for improvements to existing generating plants and costs for replacing the steam generators at Calvert Cliffs.

In March 2000, we received a license extension from the NRC that extends
Calvert Cliffs' operating licenses to 2034 for Unit 1 and 2036 for Unit 2. If we do not replace the steam generators, we will not be able to operate these units through our operating license periods. We expect the steam generator replacement to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit 2. We estimate these Calvert Cliffs' costs to be:
    o  $ 61 million in 2001,
    o  $ 88 million in 2002, and
    o  $ 60 million in 2003.

Additionally, our estimates of future electric generation construction expenditures include the costs of complying with Environmental Protection Agency
(EPA), Maryland and Pennsylvania nitrogen oxides emissions (NOx) reduction regulations as follows:
    o  $ 83 million in 2001,
    o  $ 59 million in 2002, and
    o  $  7 million in 2003.

We discuss the NOx regulations and timing of expenditures in the Environmental Matters section of the Notes to Consolidated Financial Statements on page 14.

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

In June, Constellation Energy arranged two revolving credit facilities that totaled $2.9 billion as discussed in the Financing Activity section of the Notes to Consolidated Financial Statements on page 13. Prior to or upon separation, new Constellation Energy will assume these facilities.

Domestic Merchant Energy Business
---------------------------------
Funding for the expansion of our domestic merchant energy business is expected from internally generated funds, commercial paper, long-term debt, equity, leases, and other financing instruments issued by Constellation Energy and its subsidiaries. Specifically related to the Nine Mile Point acquisition, one-half of the purchase price is due at the closing of the transaction and the remainder is being financed through the sellers in a note to be repaid over five years with an interest rate of 11.0%. We expect to close the transaction with funds from available sources at that time. Payments on the note over the five years are expected to come from internally generated funds. Longer term, we expect to fund our growth and operating objectives with a mixture of debt and equity with an overall goal of maintaining an investment grade credit profile.

When our domestic merchant energy business separates from our remaining businesses, it initially expects to reinvest its earnings to fund its growth and not to pay a dividend.

Constellation Energy has a commercial paper program where it can issue short-term notes to fund its nonregulated businesses. To support its commercial paper program, Constellation Energy maintains three revolving credit agreements totaling $3.1 billion, of which two facilities can also issue letters of credit. We entered into two of these agreements during June 2001 as discussed above and in the Financing Activity section of the Notes to Consolidated Financial Statements on page 13. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

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

Other Nonregulated Businesses
-----------------------
BGE Home Products & Services may meet capital requirements through sales of receivables. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.

If we can get a reasonable value for our real estate projects, senior-living facilities, Latin American operation, and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate and senior-living facilities operation and market conditions in the Other Nonregulated Businesses section beginning on page 30.

--------------------------------------------------------------------------------

Other Matters
-------------
Environmental Matters
---------------------
We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of, or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 13 and in our 2000 Annual Report on Form 10-K in Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Adopted and Issued
---------------------------------------
We discuss recently adopted and issued accounting standards in the Accounting Standard Adopted and Accounting Standards Issued sections of the Notes to Consolidated Financial Statements beginning on page 16.

--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
We discuss the following information related to our market risk:
    o risk associated with the purchase and sale of energy in a deregulated environment as discussed in the Current Issues - Electric Competition section of Management's Discussion and Analysis on page 20,
    o financing activities and an accounting standard adopted in the Notes to Consolidated Financial Statements on pages 13 and 16, and
    o activities of our power marketing business in the Domestic Merchant Energy Business section of Management's Discussion and Analysis beginning on page 25.

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

The first type is direct claims by individuals exposed to asbestos. We described these claims in BGE's Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 541 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland since the summer of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:
    o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
    o  the names of the plaintiff's employers,
    o  and the date on which the exposure allegedly occurred.

To date, 34 of these cases have been resolved for amounts that were not significant.

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


--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On April 27, 2001, Constellation Energy Group held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

1. All of the Directors nominated by Constellation Energy Group were selected as follows:

                                                                     COMMON SHARES CAST:
                                                                     ------------------
                                                     For                   Against                Abstain
                                                     ---                   -------                -------
      H. Furlong Baldwin                         130,910,754               651,886               2,056,959
      James T. Brady                             131,016,627               546,014               2,056,959
      Beverly B. Byron                           130,632,602               930,038               2,056,959
      James R. Curtiss                           130,664,970               897,670               2,056,959
      Jerome W. Geckle                           130,763,903               798,737               2,056,959
      George L. Russell                          130,676,059               886,582               2,056,959

All other directors whose term of office continues as of the date of this meeting:

      Douglas L. Becker                                 Robert J. Hurst
      J. Owen Cole                                      Nancy Lampton
      Dan A. Colussy                                    Adm. Charles R. Larson
      Edward A. Crooke                                  Christian H. Poindexter
      Roger W. Gale                                     Mayo A. Shattuck, III
      Dr. Freeman A. Hrabowski, III                     Michael D. Sullivan

2. The ratification of PricewaterhouseCoopers, LLP as independent accountants was approved. With respect to holders of common stock, the number of affirmative votes cast were 127,922,255, the number of negative votes cast were 4,799,834, and the number of abstentions were 1,295,740.
3. The shareholder proposal concerning confidential voting. With respect to holders of common stock, the number of affirmative votes cast were 50,401,683, the number of negative votes cast were 63,781,894, and the number of abstentions were 3,420,410.
4. The shareholder proposal concerning investing in clean energy. With respect to holders of common stock, the number of affirmative votes cast were 6,537,705, the number of negative votes cast were 106,436,367, and the number of abstentions were 4,630,852.

Item 5.  Other Information
--------------------------
Forward Looking Statements
--------------------------
We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:
    o satisfaction of all the conditions precedent to the closing on the purchase of the Nine Mile Point nuclear power plants, including obtaining all regulatory approvals,
    o obtaining all regulatory approvals necessary to close on the investment by an affiliate of the Goldman Sachs Group, Inc. in our domestic merchant energy business and complete the separation of our domestic merchant energy business from our remaining businesses,
    o satisfaction of all conditions precedent to the transaction with Goldman Sachs,
    o  general economic, business, and regulatory conditions,
    o the pace and nature of deregulation nationwide (including the status of the California markets),
    o  competition,
    o  energy supply and demand,
    o  federal and state regulations,
    o  availability, terms, and use of capital,
    o  nuclear and environmental issues,
    o  weather,
    o implications of the Restructuring Order issued by the Maryland PSC, including the outcome of the appeal,
    o  commodity price risk,
    o operating our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause,
    o  loss of revenue due to customers choosing alternative suppliers,
    o  higher volatility of earnings and cash flows,
    o  increased financial requirements of our nonregulated subsidiaries,
    o inability to recover all costs associated with providing electric retail customers service during the electric rate freeze period,
    o implications from the transfer of BGE's generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy, including the outcome of an appeal of the Maryland PSC's Order regarding the transfer of generation assets, and
    o force majeure (events beyond our control), or other unforeseen events or delays, such as: acts of nature, changes of laws, labor strikes, work stoppages, and resource shortages, especially as they could impact plant construction or operation.

Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.


--------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K

   (a)    Exhibit No. 12(a) Constellation Energy Group, Inc. Computation of
                            Ratio of Earnings to Fixed Charges.

          Exhibit No. 12(b) Baltimore Gas and Electric Company Computation of
                            Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

   (b)  Reports on Form 8-K for the quarter ended June 30, 2001:


                     None.

                                    SIGNATURE

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


                                              CONSTELLATION ENERGY GROUP, INC.
                                              --------------------------------
                                                        (Registrant)


                                             BALTIMORE GAS AND ELECTRIC COMPANY
                                             -----------------------------------
                                                        (Registrant)





Date: August 13, 2001                             /s/ E. Follin Smith
      --------------                      -----------------------------------
                                       E. Follin Smith, Senior Vice President
                                   on behalf of Constellation Energy Group, Inc.
                                         and as Principal Financial Officer






Date: August 13, 2001                             /s/ Thomas F. Brady
      --------------                      -----------------------------------
                                             Thomas F. Brady, on behalf of
                                          Baltimore Gas and Electric Company
                                            as Principal Financial Officer