Form 10-Q
period 2001-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2001-11-14
CIK 9466, 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended SEPTEMBER 30, 2001


 Commission             Exact name of registrant as              IRS Employer
 File Number              specified in its charter            Identification No.
 -----------        -------------------------------------     ------------------

   1-12869             CONSTELLATION ENERGY GROUP, INC.          52-1964611

   1-1910             BALTIMORE GAS AND ELECTRIC COMPANY         52-0280210



                                    MARYLAND
                       -----------------------------------
                            (State of Incorporation)


     250 W. PRATT STREET,   BALTIMORE, MARYLAND                    21201
 -------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                  410-234-5000
                                  ------------
              (Registrants' telephone number, including area code)


                                 NOT APPLICABLE
 -------------------------------------------------------------------------------
                          (Former name, former address
              and former fiscal year, if changed since last report)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Yes   X        No
    ----------    ------------


Common Stock, without par value 163,707,950 shares outstanding of Constellation Energy Group, Inc. on October 31, 2001.



                                TABLE OF CONTENTS

                                                                                                           Page

Part I -- Financial Information

    Item 1 --     Financial Statements
              Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................       3
              Consolidated Statements of Comprehensive Income........................................       3
              Consolidated Balance Sheets............................................................       4
              Consolidated Statements of Cash Flows..................................................       6

              Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................       7
              Consolidated Balance Sheets............................................................       8
              Consolidated Statements of Cash Flows..................................................      10

              Notes to Consolidated Financial Statements.............................................      11

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
              Introduction...........................................................................      20
              Recent Events..........................................................................      21
              Strategy...............................................................................      22
              Current Issues.........................................................................      22
              Results of Operations..................................................................      27
              Financial Condition....................................................................      35
              Capital Resources......................................................................      35
              Other Matters..........................................................................      37

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................      38

Part II -- Other Information

    Item 1 -- Legal Proceedings......................................................................      38

    Item 5 -- Other Information......................................................................      40

    Item 6 -- Exhibits and Reports on Form 8-K.......................................................      41

    Signature........................................................................................      42


CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------------------
Revenues                                                               (In millions, except per share amounts)
   Nonregulated revenues                                       $  335.1      $  283.7     $   873.9     $   768.4
   Regulated electric revenues                                    634.4         598.2       1,624.0       1,688.0
   Regulated gas revenues                                          66.6          86.7         528.5         372.8
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                               1,036.1         968.6       3,026.4       2,829.2
Expenses
   Operating expenses                                             560.5         497.9       1,824.8       1,666.4
   Depreciation and amortization                                  102.9         107.6         308.5         370.7
   Taxes other than income taxes                                   55.2          49.7         169.6         162.2
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                                 718.6         655.2       2,302.9       2,199.3
-------------------------------------------------------------------------------------------------------------------
Income from Operations                                            317.5         313.4         723.5         629.9
Other Income (Expense)                                              2.3          (0.3)          5.3           5.8
-------------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                      319.8         313.1         728.8         635.7
Fixed Charges
   Interest expense (net)                                          54.3          66.6         170.7         192.0
   BGE preference stock dividends                                   3.3           3.3           9.9           9.9
-------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                             57.6          69.9         180.6         201.9
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        262.2         243.2         548.2         433.8
Income Taxes
   Current                                                         86.5         105.1         198.9         211.9
   Deferred                                                        14.2          (7.3)         12.9         (31.0)
   Investment tax credit adjustments                               (2.1)         (2.1)         (6.1)         (6.3)
-------------------------------------------------------------------------------------------------------------------
   Total income taxes                                              98.6          95.7         205.7         174.6
-------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
   Change in Accounting Principle                                 163.6         147.5         342.5         259.2
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $5.6                                      --            --            8.5           --
-------------------------------------------------------------------------------------------------------------------
Net Income                                                     $  163.6      $  147.5     $   351.0     $   259.2
-------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                            $  163.6      $  147.5     $   351.0     $   259.2
===================================================================================================================
Average Shares of Common Stock Outstanding                        163.7         150.1         159.8         149.8
Earnings Per Common Share and Earnings Per
   Common Share - Assuming Dilution Before
   Cumulative Effect of Change in Accounting Principle         $   1.00      $   0.98     $    2.14     $    1.73
Cumulative Effect of Change in Accounting Principle                 --            --            .06           --
-------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution               $  1.00       $   0.98     $    2.20     $    1.73
Dividends Declared Per Common Share                            $  0.12       $   0.42     $    0.36     $    1.26

Consolidated Statements of Comprehensive Income (Unaudited)
                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                   2001          2000         2001          2000
-------------------------------------------------------------------------------------------------------------------
                                                                                    (In millions)
Net Income                                                     $  163.6      $   147.5    $   351.0     $   259.2
Other comprehensive (loss) income, net of taxes                   (18.3)          17.7        161.0          41.8
-------------------------------------------------------------------------------------------------------------------
Comprehensive Income Before Cumulative Effect of
   Change in Accounting Principle                                 145.3          165.2        512.0         301.0
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $22.6                                     --             --         (35.5)          --
-------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                           $  145.3      $   165.2    $   476.5     $   301.0
===================================================================================================================


See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                    September 30,       December 31,
                                                                                         2001*               2000
-------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                       $    64.0           $   182.7
     Accounts receivable (net of allowance for uncollectibles
       of $23.6 and $21.3 respectively)                                                  748.1               738.5
     Trading securities                                                                  196.6               189.3
     Assets from energy trading activities                                             2,054.6             2,108.5
     Fuel stocks                                                                         101.2                78.2
     Materials and supplies                                                              162.5               151.3
     Prepaid taxes other than income taxes                                                76.5                73.5
     Other                                                                                41.6                32.7
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                              3,445.1             3,554.7
-------------------------------------------------------------------------------------------------------------------

   Investments and Other Assets
     Real estate projects and investments                                                286.9               290.3
     Investments in power projects                                                       514.1               517.5
     Financial investments                                                                90.5               161.0
     Nuclear decommissioning trust fund                                                  235.4               228.7
     Net pension asset                                                                   111.9                93.2
     Investment in Orion Power Holdings, Inc.                                            432.6               192.0
     Other                                                                               137.6               123.0
-------------------------------------------------------------------------------------------------------------------
     Total investments and other assets                                                1,809.0             1,605.7
-------------------------------------------------------------------------------------------------------------------

   Property, Plant and Equipment
     Regulated property, plant and equipment                                           4,907.1             4,860.1
     Nonregulated generation property, plant and equipment                             6,002.4             5,279.9
     Other nonregulated property, plant and equipment                                    209.7               173.8
     Nuclear fuel (net of amortization)                                                  121.8               128.3
     Accumulated depreciation                                                         (3,923.4)           (3,798.1)
-------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                 7,317.6             6,644.0
-------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                             430.7               514.9
     Other                                                                                63.8               117.3
-------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                              494.5               632.2
-------------------------------------------------------------------------------------------------------------------


   Total Assets                                                                      $13,066.2           $12,436.6
===================================================================================================================


*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                    September 30,       December 31,
                                                                                         2001*               2000
-------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Liabilities and Capitalization
   Current Liabilities
     Short-term borrowings                                                           $   370.9           $   243.6
     Current portions of long-term debt                                                1,423.6               906.6
     Accounts payable                                                                    708.8               695.9
     Liabilities from energy trading activities                                        1,519.8             1,580.6
     Dividends declared                                                                   22.9                66.5
     Other                                                                               455.9               250.8
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         4,501.9             3,744.0
-------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                             1,440.1             1,339.5
     Postretirement and postemployment benefits                                          288.3               265.2
     Deferred investment tax credits                                                      95.4               101.4
     Other                                                                               217.4               484.2
-------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                      2,041.2             2,190.3
-------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     Long-term debt of Constellation Energy                                            1,135.0             1,000.0
     Long-term debt of nonregulated businesses                                           363.0               670.0
     First refunding mortgage bonds of BGE                                             1,040.6             1,174.7
     Other long-term debt of BGE                                                         889.6               976.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                          250.0               250.0
     Unamortized discount and premium                                                     (4.3)               (5.4)
     Current portions of long-term debt                                               (1,423.6)             (906.6)
-------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                              2,250.3             3,159.3
-------------------------------------------------------------------------------------------------------------------

   BGE Preference Stock Not Subject to Mandatory Redemption                              190.0               190.0

   Common Shareholders' Equity
     Common stock                                                                      2,044.3             1,538.7
     Retained earnings                                                                 1,891.0             1,592.3
     Accumulated other comprehensive income                                              147.5                22.0
-------------------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                                 4,082.8             3,153.0
-------------------------------------------------------------------------------------------------------------------
     Total capitalization                                                              6,523.1             6,502.3
-------------------------------------------------------------------------------------------------------------------


   Total Liabilities and Capitalization                                              $13,066.2           $12,436.6
===================================================================================================================


*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                           2001             2000
-------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Cash Flows From Operating Activities
   Net income                                                                          $   351.0        $   259.2
     Adjustments to reconcile to net cash provided by operating activities
     Cumulative effect of change in accounting principle                                    (8.5)             --
     Depreciation and amortization                                                         343.1            411.1
     Deferred income taxes                                                                  12.9            (31.0)
     Investment tax credit adjustments                                                      (6.1)            (6.3)
     Deferred fuel costs                                                                    56.4             11.0
     Accrued pension and postemployment benefits                                            19.5             18.1
     Gains on sale of investments and subsidiaries                                         (35.4)           (32.6)
     Deregulation transition cost                                                            --              24.0
     Equity in earnings of affiliates and joint ventures (net)                              (6.9)            (6.3)
     Changes in assets from energy trading activities                                       54.0         (1,034.8)
     Changes in liabilities from energy trading activities                                 (60.8)           870.0
     Changes in other current assets                                                       (67.1)          (243.3)
     Changes in other current liabilities                                                  170.3            270.1
     Other                                                                                (177.6)            79.6
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               644.8            588.8
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property, plant and equipment and other capital expenditures            (1,006.5)          (636.9)
   Sale of (investment in) Orion                                                            26.2           (101.5)
   Contributions to nuclear decommissioning trust fund                                     (17.6)           (13.5)
   Purchases of marketable equity securities                                               (31.4)           (36.3)
   Sales of marketable equity securities                                                    80.8             39.6
   Other investments                                                                        38.8             20.2
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (909.7)          (728.4)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net issuance of short-term borrowings                                                   127.3            133.5
   Proceeds from issuance of
     Long-term debt                                                                        851.8            803.0
     Common stock                                                                          504.4             35.9
   Repayment of long-term debt                                                          (1,244.9)          (691.8)
   Common stock dividends paid                                                            (101.0)          (188.5)
   Other                                                                                     8.6              5.2
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               146.2             97.3
-------------------------------------------------------------------------------------------------------------------

Net Decrease  in Cash and Cash Equivalents                                                (118.7)           (42.3)
Cash and Cash Equivalents at Beginning of Period                                           182.7             92.7
-------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                             $    64.0        $    50.4
===================================================================================================================


Other Cash Flow Information
---------------------------
  Cash paid during the period for:
     Interest (net of amounts capitalized)                                                $178.8           $205.0
     Income taxes                                                                         $139.1           $136.1


See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,               September 30,
                                                                 2001           2000          2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                                    (In millions)
Revenues
   Electric revenues                                           $634.6          $598.4      $1,624.4       $1,688.4
   Gas revenues                                                  66.7            90.1         534.0          377.8
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                               701.3           688.5       2,158.4        2,066.2

Expenses
   Operating expenses:
     Electric fuel and purchased energy                         418.0           388.3         977.7          632.4
     Gas purchased for resale                                    22.9            48.2         328.0          192.0
     Operations and maintenance                                  83.3            88.0         256.9          457.5
   Depreciation and amortization                                 53.5            63.2         166.8          312.2
   Taxes other than income taxes                                 43.3            35.6         132.6          146.0
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                               621.0           623.3       1,862.0        1,740.1
-------------------------------------------------------------------------------------------------------------------
Income from Operations                                           80.3            65.2         296.4          326.1
Other Income                                                      2.7             3.4           1.7            7.9
-------------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                     83.0            68.6         298.1          334.0
Fixed Charges
   Interest expense (net)                                        39.1            44.6         120.6          140.7
   Allowance for borrowed funds used during construction           --            (0.3)         (1.4)          (2.9)
-------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                           39.1            44.3         119.2          137.8
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       43.9            24.3         178.9          196.2
Income Taxes
   Current                                                       17.9            18.0          78.2          119.8
   Deferred                                                      (0.6)           (6.4)         (6.3)         (38.8)
   Investment tax credit adjustments                             (0.5)           (0.6)         (1.7)          (4.7)
-------------------------------------------------------------------------------------------------------------------
   Total income taxes                                            16.8            11.0          70.2           76.3
-------------------------------------------------------------------------------------------------------------------
Net Income                                                       27.1            13.3         108.7          119.9
Preference Stock Dividends                                        3.3             3.3           9.9            9.9
-------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                            $ 23.8          $ 10.0      $   98.8       $  110.0
===================================================================================================================


See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                      September 30,     December 31,
                                                                                          2001*              2000
-------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                         $   23.8           $   21.3
     Accounts receivable (net of allowance for uncollectibles
       of $13.4 and $13.4 respectively)                                                   361.0              413.0
     Accounts receivable, affiliated companies                                             66.9                8.2
     Note receivable, affiliated company                                                    --                87.0
     Fuel stocks                                                                           64.4               34.1
     Materials and supplies                                                                34.9               37.3
     Prepaid taxes other than income taxes                                                 61.1               44.9
     Other                                                                                 11.6                4.7
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 623.7              650.5
-------------------------------------------------------------------------------------------------------------------

   Other Assets
     Net pension asset                                                                    111.5              100.2
     Receivable, affiliated company                                                       169.0              125.0
     Other                                                                                 73.8               68.7
-------------------------------------------------------------------------------------------------------------------
     Other assets                                                                         354.3              293.9
-------------------------------------------------------------------------------------------------------------------

   Utility Plant
     Plant in service
       Electric                                                                         3,327.1            3,259.0
       Gas                                                                              1,003.3              988.4
       Common                                                                             484.7              532.9
-------------------------------------------------------------------------------------------------------------------
       Total plant in service                                                           4,815.1            4,780.3
     Accumulated depreciation                                                          (1,726.7)          (1,700.3)
-------------------------------------------------------------------------------------------------------------------
     Net plant in service                                                               3,088.4            3,080.0
     Construction work in progress                                                         87.5               75.3
     Plant held for future use                                                              4.5                4.5
-------------------------------------------------------------------------------------------------------------------
     Net utility plant                                                                  3,180.4            3,159.8
-------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                              430.7              514.9
     Other                                                                                 29.2               35.1
-------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                               459.9              550.0
-------------------------------------------------------------------------------------------------------------------

   Total Assets                                                                        $4,618.3           $4,654.2
===================================================================================================================


* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets


                                                                                      September 30,     December 31,
                                                                                          2001*              2000
-------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Liabilities and Capitalization
   Current Liabilities
     Short-term borrowings                                                              $  107.4          $   32.1
     Current portions of long-term debt                                                    553.2             567.6
     Accounts payable                                                                      137.5             119.3
     Accounts payable, affiliated companies                                                 87.3             103.5
     Customer deposits                                                                      48.2              44.4
     Accrued taxes                                                                          35.6              25.0
     Accrued interest                                                                       40.1              43.4
     Accrued vacation costs                                                                 19.6              20.8
     Other                                                                                  21.4              29.6
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           1,050.3             985.7
-------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                                 494.9             508.7
     Postretirement and postemployment benefits                                            246.4             231.2
     Deferred investment tax credits                                                        23.2              25.0
     Decommissioning of federal uranium enrichment facilities                               23.7              23.7
     Other                                                                                  22.8              23.2
-------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                          811.0             811.8
-------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     First refunding mortgage bonds of BGE                                               1,040.6           1,174.7
     Other long-term debt of BGE                                                           889.6             976.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                            250.0             250.0
     Long-term debt of nonregulated businesses                                              45.0              34.0
     Unamortized discount and premium                                                       (2.1)             (3.3)
     Current portions of long-term debt                                                   (553.2)           (567.6)
-------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                1,669.9           1,864.4
-------------------------------------------------------------------------------------------------------------------

   Preference Stock Not Subject to Mandatory Redemption                                    190.0             190.0

   Common Shareholder's Equity
     Common stock                                                                          462.9             465.1
     Retained earnings                                                                     434.2             337.2
-------------------------------------------------------------------------------------------------------------------
     Total common shareholder's equity                                                     897.1             802.3
-------------------------------------------------------------------------------------------------------------------
     Total capitalization                                                                2,757.0           2,856.7
-------------------------------------------------------------------------------------------------------------------


   Total Liabilities and Capitalization                                                 $4,618.3          $4,654.2
===================================================================================================================


* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Nine Months Ended September 30,
                                                                                              2001          2000
-------------------------------------------------------------------------------------------------------------------
                                                                                                  (In millions)
Cash Flows From Operating Activities
   Net income                                                                                $108.7        $119.9
   Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization                                                            168.5         338.2
     Deferred income taxes                                                                     (6.3)        (38.8)
     Investment tax credit adjustments                                                         (1.7)         (4.7)
     Deferred fuel costs                                                                       56.4          11.0
     Accrued pension and postemployment benefits                                                8.1          14.9
     Allowance for equity funds used during construction                                       (2.2)         (2.1)
     Changes in other current assets                                                         (103.0)       (127.0)
     Changes in other current liabilities                                                       6.7         158.1
     Other                                                                                      8.1           6.4
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                  243.3         475.9
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Utility construction expenditures (excluding AFC)                                         (172.0)       (238.9)
   Nuclear fuel expenditures                                                                    --          (39.5)
   Contributions to nuclear decommissioning trust fund                                          --           (8.8)
   Other                                                                                      (11.0)         (6.0)
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                     (183.0)       (293.2)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net issuance of short-term borrowings                                                       75.3         129.0
   Proceeds from issuance of long-term debt                                                   210.9           -
    Repayment of long-term debt                                                              (334.1)       (121.7)
   Preference stock dividends paid                                                             (9.9)         (9.9)
   Distributions to Constellation Energy                                                        --         (188.5)
   Other                                                                                        --            1.8
-------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                      (57.8)       (189.3)
-------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                            2.5          (6.6)
Cash and Cash Equivalents at Beginning of Period                                               21.3          23.5
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                   $ 23.8       $  16.9
===================================================================================================================

Other Cash Flow Information
---------------------------
   Cash paid during the period for:
     Interest (net of amounts capitalized)                                                   $122.8        $147.0
     Income taxes                                                                            $ 66.9        $111.5

Non-Cash Transactions
---------------------
On July 1, 2000, BGE transferred $1,578.4 million of generation assets, net of associated liabilities, to nonregulated affiliates of Constellation Energy pursuant to the Maryland PSC's Restructuring Order.



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

Deregulation of Electric Generation
-----------------------------------
On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued a Restructuring Order that resolved the major issues surrounding electric restructuring. Effective July 1, 2000, the state of Maryland implemented customer choice for electric suppliers. We discuss the implications of customer choice and the Restructuring Order further in Management's Discussion and Analysis beginning on page 20. Please also refer to the Legal Proceedings section on page 39 for a discussion regarding an appeal of the Restructuring Order.


Subsequent Events
-----------------
Business Separation
-------------------
On October 26, 2001, we announced the decision to remain a single company and canceled prior plans to separate our domestic merchant energy business from our remaining businesses.
    We also announced the termination of our power advisory relationship with Goldman Sachs. We paid Goldman Sachs a total of $355 million, representing $196 million to terminate the power business services agreement with our power marketing operation and $159 million previously recognized as a payable for services rendered under the agreement. As a result, in the fourth quarter of 2001, we expect to recognize an expense of approximately $200 million pre-tax, or $.79 per share, related to the termination of the contract with Goldman Sachs. In light of this transaction, Goldman Sachs will no longer make the equity investment in our domestic merchant energy business as previously announced.

Acquisition of Nine Mile Point
------------------------------
On November 7, 2001, we completed our purchase of the Nine Mile Point Nuclear Station (Nine Mile Point) located in Scriba, New York. Nine Mile Point consists of two boiling-water reactors. Unit 1 is a 609-megawatt reactor that entered service in 1969. Unit 2 is a 1,148-megawatt reactor that began operation in 1988.
    Nine Mile Point Nuclear Station, LLC, a subsidiary of Constellation Nuclear, purchased 100 percent of Nine Mile Point Unit 1 and 82 percent of Unit 2 for $762 million, including $87 million for fuel. Approximately one-half of the purchase price, or $380 million, was paid at closing and the remainder is being financed through the sellers in a note to be repaid over five years with an interest rate of 11.0%. This note may be prepaid at any time without penalty. The sellers also transferred to us approximately $442 million in decommissioning funds. As a result of this purchase, we own 1,550 megawatts of Nine Mile Point's 1,757 megawatts of total generating capacity.
    Niagara Mohawk Power Corporation was the sole owner of Nine Mile Point Unit
1. The co-owners of Unit 2 who sold their interests include: Niagara Mohawk (41 percent), New York State Electric and Gas (18 percent), Rochester Gas & Electric Corporation (14 percent) and Central Hudson Gas & Electric Corporation (9 percent). The Long Island Power Authority will continue to own 18 percent of Unit 2.
    We will sell 90 percent of our share of Nine Mile Point's output back to the sellers at an average price of nearly $35 per megawatt-hour for approximately 10 years under power purchase agreements. The contracts for the output of the plant are based on operation of the individual units.

Sale of Guatemalan Operations
-----------------------------
On November 8, 2001, we sold our Guatemalan power plant operations to an affiliate of Duke Energy International, L.L.C., the international business unit of Duke Energy. Through this sale, Duke Energy acquired Grupo Generador de Guatemala y Cia., S.C.A., which owns two generating plants at Esquintla and Lake Amatitlan in Guatemala. The combined capacity of the plants is 167 megawatts.
    We decided to sell our Guatemalan operations to focus our efforts on our domestic merchant energy business and our retail energy businesses, including BGE. As a result of this transaction, we are no longer committed to making significant future capital investments in a non-core operation. We will record an after-tax loss of approximately $28 million in the fourth quarter of 2001, resulting from this sale.

Early Retirement Programs
-------------------------
We continue to evaluate cost-cutting measures to reduce our workforce. As part of this initiative, our domestic merchant energy business and BGE recently announced Voluntary Special Early Retirement Programs (VSERPs) to provide enhanced retirement benefits to certain eligible participants that elect to retire on February 1, 2002. The programs are being offered to accelerate the pace of our efforts to reduce our operating costs to remain competitive in our business environment. We will reflect the financial impacts of the VSERPs in the fourth quarter of 2001.

Bethlehem Steel
---------------
On October 15, 2001, Bethlehem Steel Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem Steel is BGE's largest customer, accounting for approximately three percent of electric revenues and one percent of gas revenues. At September 30, 2001, our receivable balance from Bethlehem Steel was approximately $5 million.

We discuss other subsequent events in the related sections of these Notes to Consolidated Financial Statements.





--------------------------------------------------------------------------------

Information by Operating Segment
--------------------------------
Our reportable operating segments are - Domestic Merchant Energy, Regulated Electric, and Regulated Gas:
    o  Our nonregulated domestic merchant energy business in North America:
       - provides power marketing, structured transactions, and risk management services,
       - develops, owns, and operates domestic power projects, and
       - provides nuclear consulting services.
    o Our regulated electric business purchases, distributes and sells electricity in Maryland, and
    o Our regulated gas business purchases, transports, and sells natural gas in Maryland.
    Effective July 1, 2000, the financial results of the electric generation portion of our business are included in the domestic merchant energy business segment. Prior to that date, the financial results of electric generation are included in our regulated electric business.
    Our remaining nonregulated businesses:
    o  provide energy products and services,
    o sell and service electric and gas appliances, and heating and air conditioning systems, engage in home improvements, and sell electricity and natural gas through mass marketing efforts,
    o  provide cooling services,
    o  engage in financial investments,
    o  develop and own real estate and senior-living facilities, and
    o own interests in Latin American power generation and distribution projects and investments.
    These reportable segments are strategic businesses based principally upon regulations, products, and services that require different technology and marketing strategies. We evaluate the performance of these segments based on net income. We account for intersegment revenues using market prices.





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
--------------------------- -------------- -------------- --------------- ------------- -------------- ------------

For the three months ended September 30,                            (In millions)
2001
Unaffiliated revenues           $ 215.9       $  634.4          $ 66.6        $ 119.2    $     -       $ 1,036.1
Intersegment revenues             401.4            0.2             0.1            -        (401.7)          -
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    617.3          634.6            66.7          119.2      (401.7)       1,036.1
Net income (loss)                 144.9           27.3            (2.3)          (6.3)         -           163.6



2000
Unaffiliated revenues           $ 119.4       $  598.2          $ 86.7        $ 164.3    $     -       $   968.6
Intersegment revenues             380.0            0.2             3.4            9.8      (393.4)          -
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    499.4          598.4            90.1          174.1      (393.4)         968.6
Net income (loss)                 129.9           15.4            (4.6)           6.8          -           147.5

For the nine months ended September 30,
2001
Unaffiliated revenues           $ 414.9       $1,624.0          $528.5        $ 459.0    $      -      $ 3,026.4
Intersegment revenues             933.9            0.4             5.5            1.9      (941.7)          -
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                  1,348.8        1,624.4           534.0          460.9      (941.7)       3,026.4
Cumulative effect of change
   in accounting principle          -              -               -              8.5          -             8.5
Net income                        239.7           73.0            29.4            8.9          -           351.0

2000
Unaffiliated revenues           $ 293.1       $1,688.0          $372.8        $ 475.3    $     -       $ 2,829.2
Intersegment revenues             380.0            0.4             5.0           15.8      (401.2)           -
---------------------------- ------------- -------------- --------------- ------------- ------------ --------------
Total revenues                    673.1        1,688.4           377.8          491.1      (401.2)       2,829.2
Net income (loss)  (a)            150.0           93.2            18.1           (2.1)         -           259.2

At September 30, 2001
Segment assets                $ 7,321.7      $ 3,469.0       $ 1,090.3      $ 1,508.4    $ (323.2)     $13,066.2

At December 31, 2000
Segment assets                $ 6,786.6      $ 3,392.3       $ 1,089.9      $ 1,491.5    $ (323.7)     $12,436.6
(a)



(a) Our regulated electric business recorded an expense of $4.2 million related to employees that elected to participate in a Targeted Voluntary Special Early Retirement Program. In addition, our domestic merchant energy business recorded a $15.0 million deregulation transition cost incurred by our power marketing operation.

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Financing Activity
------------------
Constellation Energy
--------------------
During the period from January 1, 2001 through the date of this report, we issued a total of 13.2 million shares of common stock, without par value for net proceeds of $504.4 million. We issued 12.0 million shares through a secondary offering and the remaining 1.2 million shares were issued under our Continuous Offering Program for Stock and the Shareholder Investment Plan.
    Constellation Energy issued and redeemed prior to their maturity the following notes during the period from January 1, 2001 through the date of this report:
                                           Date   Net
                                         Issued/  Proceeds/
                               Principal Redeemed Payments
------------------------------ -------- --------- --------
                                      (In millions)
Issued:
Floating Rate Notes due 2002    $400.0    1/01     $399.7
Floating Rate Notes due 2002     235.0    4/01      234.7

Redeemed:
Floating Rate Reset Notes
    due 2002                    $200.0    1/01     $200.0
Extendible Notes due 2010        300.0    6/01      300.0
Floating Rate Notes due 2003     200.0   10/01      200.0

    In anticipation of separating our domestic merchant energy business from our remaining businesses and to fund working capital requirements and capital expenditures, in June 2001, Constellation Energy arranged a $2.5 billion, 364-day revolving credit facility. However, since we canceled prior plans to separate, we will use this facility primarily to fund capital expenditures, and working capital requirements, including commercial paper support, for the domestic merchant energy business. We do not expect to use the facility to redeem Constellation Energy's outstanding long-term debt and to repay commercial paper borrowings as previously stated.
    We discuss the cancellation of our plans to separate in the Recent Events section of Management's Discussion and Analysis on page 21.
    In June 2001, Constellation Energy also arranged a $380 million, 364-day revolving credit facility to be used primarily to support letters of credit and for other short-term financing needs. Constellation Energy also has an existing $188.5 million, multi-year revolving credit facility available for short-term and long-term needs, including letters of credit. As of the date of this report, letters of credit that totaled $269.7 million were issued under all of our facilities.
    Additionally, since September 30, 2001, we used existing financing sources to fund the $355 million payment to Goldman Sachs for the termination of the power business services agreement and for the $380 million paid for the acquisition of Nine Mile Point.
    Constellation Energy has issued guarantees in an amount up to $1.5 billion primarily related to credit facilities and contractual performance of our domestic merchant energy business. However, the actual subsidiary liabilities related to these guarantees totaled $253.7 million at September 30, 2001.

BGE and Nonregulated Businesses
-------------------------------
BGE issued and redeemed prior to their maturity the following notes during the period from January 1, 2001 through the date of this report:
                                           Date   Net
                                         Issued/  Proceeds/
                               Principal Redeemed Payments
------------------------------ -------- --------- --------
                                      (In millions)
Issued:
Floating Rate Notes due 2002    $200.0    5/01     $200.0

Redeemed:
 Floating Rate Reset Notes
   due 2001                     $200.0    5/01     $200.0

    In conjunction with the July 1, 2000 transfer of generation assets, BGE currently is contingently liable for $276 million of the tax exempt debt that was assigned to nonregulated affiliates of Constellation Energy as discussed further in the Current Issues -Electric Competition section of Management's Discussion and Analysis on page 22. In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure.
    Please refer to the Funding for Capital Requirements section of Management's Discussion and Analysis on page 37 for additional information about the debt of BGE and our nonregulated businesses.

Commitments
-----------
Our domestic merchant energy business has committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which we have an interest. At September 30, 2001, the total amount of investment requirements committed to by our domestic merchant energy business was $183.3 million.

Environmental Matters
---------------------
Clean Air
---------
The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 (sulfur dioxide) and NOx (nitrogen oxide) emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect our facilities and projects. Various provisions may require permits, inspections or installation of additional pollution control technology. Because our portfolio is diverse, both in the mix of fuels used to generate electricity, as well as in the age of various facilities, the Clean Air Act requirements have different impacts in terms of compliance costs for each of our projects. Many of these compliance costs may be substantial, as described in more detail below.
    On October 27, 1998, the Environmental Protection Agency (EPA), issued a rule requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Maryland and Pennsylvania. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 30, 2004. Coal-fired power plants are a principal target of NOx reductions under this initiative.
    Many of our assets are subject to NOx reduction requirements under the EPA rule including those located in Maryland and Pennsylvania. This regulation affects both new and existing facilities causing additional capital investment. At the Brandon Shores facility we have installed, and at our Wagner facility we are installing by May of 2002, emissions reduction equipment in order to meet Maryland regulations issued pursuant to EPA's rule. The Keystone plant in Pennsylvania is installing emissions reduction equipment by 2003 to meet Pennsylvania regulations issued pursuant to EPA's rule.
    We currently estimate that the controls needed at our generating plants to meet the NOx emission reduction requirements will cost approximately $285 million. Through September 30, 2001, we have spent approximately $180 million to meet these reduction requirements.
    In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. While these standards may require increased controls at our fossil generating plants in the future, implementation, if required, could be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland, Pennsylvania, and California, still need to determine what reductions in pollutants will be necessary to meet the EPA standards.
    The EPA decided to control mercury emissions from coal-fired plants. The EPA expects to issue final regulations in 2004 and compliance could be required by approximately 2007. The costs of these controls cannot be estimated at this time since the level of control or systems to implement them have not yet been established, but such costs could be material.
    Over the past two years, the EPA and several states have filed suits against a number of coal-fired power plants in midwestern and southern states alleging violations of the deterioration prevention and non-attainment provisions of the Clean Air Act's new source review requirements. In 2000, the EPA requested information relating to modifications made to our Brandon Shores, Crane and Wagner plants in Baltimore, Maryland. The EPA also sent similar, but narrower, information requests to two of the Pennsylvania waste-coal burning plants in which we have an ownership interest. We have provided the EPA the requested information. Although there have not been any new source review-related suits filed against our facilities, there can be no assurance that any of them will not be the target of an action in the future. Based on the levels of emissions control that the EPA and/or states are seeking in other suits, we believe that material additional costs and penalties could be incurred, and /or planned capital expenditures could be accelerated, if the EPA was successful in any future actions regarding our facilities. We believe our generating plants have been operated in accordance with the Clean Air Act and the rules implementing the Clean Air Act.

Waste Disposal
--------------
The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites.
    We can, however, estimate that our current 15.47% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could be as much as $2.3 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision issued by the EPA.
    Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, BGE signed a consent order with the Maryland Department of the Environment (MDE) that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. BGE submitted the required remedial action plans and they were approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million. BGE has recorded these costs as a liability and has deferred these costs, net of accumulated amortization and amounts recovered from insurance companies, as a regulatory asset. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $14 million. We discuss this further in Note 5 of our 2000 Annual Report on Form 10-K. Through September 30, 2001, we have spent approximately $36.6 million for remediation at this site.
    We do not expect the cleanup costs of the remaining sites to have a material effect on our financial results.
    Other potential environmental liabilities and pending environmental actions are described further in our 2000 Annual Report on Form 10-K in Item 1. Business
- Environmental Matters.

Nuclear Insurance
-----------------
If there was an accident or an extended outage at any unit of the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) or the Nine Mile Point Nuclear Power Plant, it could have a substantial adverse financial effect on us. The primary contingencies that would result from an incident at Calvert Cliffs or Nine Mile Point could include:
    o  physical damage to the plants,
    o  recoverability of replacement power costs, and
    o  our liability to third parties for property damage and bodily injury.
    We have insurance policies that cover these contingencies, but the policies have certain industry standard exclusions, such as ordinary wear and tear, intentional acts, and war. Terrorist acts, while not excluded, are covered as a common occurrence, meaning that if terrorist acts occur against one or more commercial nuclear power plants in the country within a 12 month period, they will be treated as one event and the owners of the plants will share the full limit of the policy (currently $3.24 billion). Furthermore, the costs that could result from a covered major accident or a covered extended outage at either of the Calvert Cliffs or Nine Mile Point units could exceed our insurance coverage limits.

Insurance for Nuclear Facilities and Third Party Claims
-------------------------------------------------------
For physical damage to Calvert Cliffs or Nine Mile Point, we have $2.75 billion of property insurance for each plant from an industry mutual insurance company. If an outage at any unit at Calvert Cliffs or Nine Mile Point is caused by an insured physical damage loss and lasts more than 12 weeks, we have insurance coverage for replacement power costs up to $490.0 million per unit ($412.6 million for Unit 2 of Nine Mile Point), provided by an industry mutual insurance company. This amount can be reduced by up to $98.0 million per unit ($82.5 million for Unit 2 of Nine Mile Point) if an outage at both units of either plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $77 million.
    In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. At the date of this report, the limit for third party claims from a nuclear incident is $9.54 billion under the provisions of the Price Anderson Act. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $352.4 million per incident. That amount would be payable at a rate of $40 million per year.
    Some of the provisions of the Price Anderson Act expire in August 2002, and it is subject to change if those provisions are extended. While we expect these provisions to be extended, we do not know what impact any changes to the Act may have on us.

Insurance for Worker Radiation Claims
-------------------------------------
As an operator of two commercial nuclear power plants in the United States, we are required to purchase insurance to cover radiation injury claims of certain nuclear workers. On January 1, 1998, a new insurance policy became effective for all operators requiring coverage for current operations. Waiving the right to make additional claims under the old policy was a condition for acceptance under the new policy. We describe both the old and new policies below.
    o Nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $200 million for radiation injury claims against all those insured by this policy.
    o All nuclear worker claims reported prior to January 1, 1998 are still covered by the old insurance policies. Insureds under the old policies, with no current operations, are not required to purchase the new policy described above, and may still make claims against the old policies for the next seven years. If radiation injury claims under these old policies exceed the policy reserves, all policyholders could be assessed, with our share being up to $6.3 million.
    If claims under these policies exceed the coverage limits, the provisions of the Price Anderson Act (discussed in this section) would apply.
    The sellers of Nine Mile Point retain the liabilities for existing and potential claims that occurred prior to the closing date of the sale.

Recoverability of Electric Fuel Costs
-------------------------------------
Under the terms of the Restructuring Order, BGE's electric fuel rate clause was discontinued effective July 1, 2000. In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred (included as an asset or liability on the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income) under the electric fuel rate clause through June 30, 2000. We collected this accumulated difference from customers over the twelve-month period ending October 2001.

California Power Purchase Agreements
------------------------------------
Our domestic generation operation has $303.0 million invested in 14 operating projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4 (SO4)" agreements to Southern California Edison (SCE) and Pacific Gas & Electric (PGE).
    Under these agreements, the electricity rates changed from fixed to variable rates beginning in 1996. In 2000, the last four projects transitioned to variable rates. Due in part to uncertainties in California, prices have been volatile.
    The projects recently entered into agreements with SCE and PGE that provide for five-year fixed price payments averaging $53.70 per megawatt-hour plus the stated capacity payments in the original SO4 contracts. These agreements also provide conditions for the payment of all past due amounts plus interest which the projects expect to collect in the next two years.
    We discuss the developments in California in the Current Issues - Other States section on page 23. We also describe these projects and the transition process in Note 3 and Note 10 of our 2000 Annual Report on Form 10-K.

Related Party Transactions - BGE
--------------------------------
Income Statement
----------------
Under the Restructuring Order, BGE is providing standard offer service to customers at fixed rates over various time periods during the transition period from July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Constellation Power Source is under contract to provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period, and 90% of the energy and capacity for the final three years (July 1, 2003 to June 30, 2006) of the transition period. The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was $402.8 million for the quarter and $935.3 million for the nine months ended September 30, 2001 compared to $387.4 million for the quarter and nine months ended September 30, 2000.
    In addition, Constellation Energy charges BGE for certain corporate functions. Certain costs are directly charged to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were $4.0 million for the quarter ended September 30, 2001 compared to $9.6 million for the same period in 2000 and $14.2 million for the nine months ended September 30, 2001 compared to $16.9 million for the same period in 2000.

Balance Sheet
-------------
As a result of the deregulation of electric generation, BGE transferred its generation assets to nonregulated affiliates of Constellation Energy effective July 1, 2000. In conjunction with this transfer, Constellation Power Source Generation, Inc. issued approximately $366.0 million in unsecured promissory notes to BGE. All of these notes have been repaid by Constellation Power Source Generation, Inc. The proceeds were used to service current maturities of certain BGE long-term debt.
    Amounts related to corporate functions performed at the Constellation Energy holding company, BGE's purchases to meet its standard offer service obligation, and BGE's charges to Constellation Energy and its nonregulated affiliates for certain services it provides them result in the affiliated company balances on BGE's Consolidated Balance Sheets. Management believes its allocation methods are reasonable and approximate the costs that would be charged to unaffiliated entities.

Accounting Standard Adopted
---------------------------
On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.
    These statements require that we recognize all derivatives on the balance sheet at fair value. Changes in the value of derivatives that are not hedges must be recorded in earnings.
    We use derivatives in connection with our power marketing and risk management activities and to hedge the risk of variations in future cash flows from forecasted purchases and sales of electricity and gas in our electric generation operations as more fully described in the Risk Management and Hedging Activities section on page 18. Under SFAS No. 133, changes in the value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of forecasted transactions are recognized in other comprehensive income until the forecasted transactions occur. The ineffective portion of changes in fair value of derivatives used as cash-flow hedges is immediately recognized in earnings.

    In accordance with the transition provisions of SFAS No. 133, we recorded the following at January 1, 2001:
    o an $8.5 million after-tax cumulative effect adjustment that increased earnings, and
    o a $35.5 million after-tax cumulative effect adjustment that reduced other comprehensive income.
    The cumulative effect adjustment recorded in earnings represents the fair value as of January 1, 2001 of a warrant for 705,900 shares of common stock of Orion Power Holdings, Inc. (Orion). The warrant has an exercise price of $10 per share and expires on April 24, 2010. The warrant was received in conjunction with our investment in Orion. As part of the proposed sale of Orion to Reliant Resources, Inc, we expect to receive cash equal to the difference between the merger consideration of $26.80 per share and the exercise price multiplied by the number of shares subject to the warrant.
    The cumulative effect adjustment recorded in other comprehensive income represents certain forward sales of electricity that we designated as cash flow hedges of forecasted transactions primarily through our domestic merchant energy business. We discuss our risk management for derivatives and hedging activities below.

Risk Management and Hedging Activities
--------------------------------------
Our domestic merchant energy business is exposed to market risk from the power marketing operation of Constellation Power Source and from our electric generation operations. Constellation Power Source manages the commodity price risk inherent in its power marketing activities on a portfolio basis, subject to established trading and risk management policies.
    Constellation Power Source uses a variety of derivative and non-derivative instruments, including:
    o forward contracts, which commit us to purchase or sell energy commodities in the future;
    o futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument, or to make a cash settlement, at a specific price and future date;
    o swap agreements, which require payments to or from counterparties based upon the differential between two prices for a predetermined contractual (notional) amount; and
    o option contracts, which convey the right to buy or sell a commodity, financial instrument, or index at a predetermined price.
    Our domestic merchant energy business conducts electric generation operations primarily through Constellation Power Source Generation, Calvert Cliffs, Constellation Power, and beginning in November 2001, Nine Mile Point. Presently, we expect to use the majority of the generating capacity controlled by our domestic merchant energy business to provide standard offer service to BGE or to be sold back to the sellers of Nine Mile Point to service their load requirements. However, beginning in July 2002, we expect approximately 1,000 megawatts of industrial customer load will leave BGE's standard offer service. Going forward, our domestic merchant energy business will supply 100% of the standard offer service to BGE through June 30, 2003 and 90% from July 1, 2003 through June 30, 2006. Additionally, we plan to expand our generation operations. As a result, our domestic merchant energy business has a substantial and increasing amount of generating capacity that is subject to future changes in wholesale electricity prices and has fuel requirements that are subject to future changes in coal, natural gas, and oil prices.
    Constellation Power Source manages the commodity price risk of our electric generation operations as part of its overall portfolio. In order to manage this risk, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of electricity and purchases of fuel. Our objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on our electric generation operations and fixing the price of a portion of anticipated fuel purchases for the operation of our power plants. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operational, and other factors.
    As of September 30, 2001, our domestic merchant energy business had designated certain fixed-price forward electricity sale contracts as a cash-flow hedge of forecasted sales of electricity for the years 2002 through 2010. We record derivatives used for hedging activities in "Other Assets" and in "Other Deferred Credits and Other Liabilities" on the Consolidated Balance Sheets.
    At September 30, 2001, we recorded net losses of $2.2 million on these hedges in "Accumulated Other Comprehensive Income". We expect to reclassify $2.3 million of net gains on cash flow hedges from "Other Comprehensive Income" into earnings during the next twelve months based on the market prices at September 30, 2001. However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2001 due to future changes in the market prices. For the quarter and nine months ended September 30, 2001, there was no hedge ineffectiveness recognized in earnings. We discuss our market risk in Item
7. Management's Discussion and Analysis - Market Risk of our 2000 Annual Report on Form 10-K.

    In November 2001, we entered into forward starting interest rate swap contracts to manage a portion of our interest rate exposure for the anticipated borrowings related to the refinancing of our existing $2.5 billion credit facility. The swaps have notional or contract amounts that total $800 million with an average rate of 4.9% and expire in the first quarter of 2002. The notional amounts of the contracts do not represent amounts that are exchanged by the parties and are not a measure of our exposure to market or credit risks. The notional amounts are used in the determination of the cash settlements under the contracts.
    These swaps are designated as cash-flow hedges under SFAS No. 133, with gains or losses recorded in "Accumulated Other Comprehensive Income" in anticipation of planned financing transactions. Any gain or loss on the hedges will be reclassified into earnings and included in "Interest Expense" from "Other Comprehensive Income" during the periods in which the interest payments being hedged occur.

Accounting Standards Issued
---------------------------
In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Currently, we are evaluating this statement and have not determined the impact on our financial results.
    In July 2001, the FASB issued SFAS No. 141, Business Combinations, SFAS
No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets.
    SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. This statement also establishes criteria for the separate recognition of intangible assets acquired in a business combination.
    SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This statement is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances.
    We do not expect the adoption of these statements to have a material impact on our financial results.
    SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Currently, we are evaluating this statement and have not determined the impact on our financial results.

Accounting for the Investment in Orion
--------------------------------------
Effective June 1, 2001, we changed our accounting for the investment in Orion from the equity method to the cost method, subject to the fair value requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This change resulted from no longer having significant influence as required under equity method accounting due to a reduction in our ownership percentage. Our ownership percentage decreased due to Orion's issuance of 13 million shares of common stock that were sold in a public offering and due to our sale of one million shares as part of the offering. Under SFAS No. 115, we classify our investment in Orion as available-for-sale securities and record any unrealized gains or losses in "Accumulated Other Comprehensive Income" on our Consolidated Balance Sheets. At September 30, 2001, the unrealized gain on our investment in Orion was $141.5 million.

Item 2. Management's Discussion
-------------------------------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Introduction
------------
Constellation Energy Group, Inc. (Constellation Energy) is a diversified North American energy company. Constellation Energy conducts its business through various subsidiaries that primarily include a domestic merchant energy business and Baltimore Gas and Electric Company (BGE). Our domestic merchant energy business is focused mostly on power marketing and merchant generation in North America. BGE is an electric and gas public utility distribution company with a service territory that covers the City of Baltimore and all or part of ten counties in Central Maryland. We describe our operating segments in the Notes to Consolidated Financial Statements on page 12.
    References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE. This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE.
    Effective July 1, 2000, electric generation was deregulated in Maryland. Also, on July 1, 2000, BGE transferred all of its generation assets and related liabilities at book value to our domestic merchant energy business. We discuss the deregulation of electric generation in the Current Issues section on page 22.
    As a result of these changes, our domestic merchant energy business includes the:
    o wholesale power marketing, structured transactions, and risk management activities of Constellation Power Source, Inc.,
    o domestic power projects of Constellation Investments, Inc. and Constellation Power, Inc. and subsidiaries,
    o fossil and hydroelectric generating assets of Constellation Power Source Generation, Inc.,
    o nuclear generating assets of Calvert Cliffs Nuclear Power Plant, Inc., and effective in November 2001 Nine Mile Point Nuclear Station, LLC, and
    o  nuclear consulting services of Constellation Nuclear Services, Inc.
    Also, effective July 1, 2000, the financial results of the electric generation portion of our business are included in the domestic merchant energy business. Prior to that date, the financial results of electric generation were included in BGE's regulated electric business.
    BGE remains a regulated electric and gas public utility company.
    Our other nonregulated businesses include the:
    o  energy products and services of Constellation Energy Source, Inc.,
    o home products, commercial building systems, and residential and commercial electric and gas retail marketing of BGE Home Products & Services, Inc. and subsidiaries,
    o ComfortLink general partnership, in which BGE is a partner, that provides cooling services for commercial customers in Baltimore,
    o  financial investments of Constellation Investments,
    o real estate and senior-living facilities of Constellation Real Estate Group, Inc., and
    o interests in Latin America power generation and distribution projects and investments of Constellation Power and subsidiaries.
    In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:
    o  what factors affect our businesses,
    o  what our earnings and costs were in the periods presented,
    o  why earnings and costs changed between periods,
    o  where our earnings came from,
    o  how all of this affects our overall financial condition,
    o what we expect our expenditures for capital projects to be in the future, and
    o  where we expect to get cash for future capital expenditures.
    As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2001 and 2000. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.
    Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under rate regulation through June 30, 2000. Our regulated electric business changed as we transferred our electric generation assets and related liabilities to our domestic merchant energy business and we entered into retail customer choice for electric generation effective July 1, 2000. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

Recent Events
-------------
Business Separation
-------------------
On October 26, 2001, we announced the decision to remain a single company and canceled prior plans to separate our domestic merchant energy business from our remaining businesses. In the past year, the utility industry, energy markets, and general economy have changed and we believe that maintaining our current corporate structure provides a better platform of size, strength, and stability to execute our strategies.
    We also announced the termination of our power advisory relationship with Goldman Sachs. We paid Goldman Sachs a total of $355 million, representing $196 million to terminate the power business services agreement with our power marketing operation and $159 million previously recognized as a payable for services rendered under the agreement. We used existing financing sources to fund this payment. As a result, in the fourth quarter of 2001, we expect to recognize an expense of approximately $200 million pre-tax, or $.79 per share, related to the termination of the contract with Goldman Sachs. In light of this transaction, Goldman Sachs will no longer make the equity investment in our domestic merchant energy business as previously announced.

Acquisition of Nine Mile Point
------------------------------
On November 7, 2001, we completed our purchase of the Nine Mile Point Nuclear Station (Nine Mile Point) located in Scriba, New York. Nine Mile Point Nuclear Station, LLC, a subsidiary of Constellation Nuclear, purchased 100 percent of Nine Mile Point Unit 1 and 82 percent of Unit 2 for $762 million, including $87 million for fuel. Approximately one-half of the purchase price, or $380 million, was paid at closing and the remainder is being financed through the sellers in a note to be repaid over five years with an interest rate of 11.0%. As a result, we own 1,550 megawatts of Nine Mile Point's 1,757 megawatts of total generating capacity.
    The sellers transferred approximately $442 million in decommissioning funds. We will sell 90 percent of our share of Nine Mile Point's output back to the sellers at an average price of nearly $35 per megawatt-hour for approximately 10 years under power purchase agreements.
    We discuss the acquisition of Nine Mile Point further in the Notes to the Financial Statements on page 11.

Sale of Guatemalan Operations
-----------------------------
On November 8, 2001, we sold our Guatemalan power plant operations to an affiliate of Duke Energy International, L.L.C., the international business unit of Duke Energy. Through this sale, Duke Energy acquired Grupo Generador de Guatemala y Cia., S.C.A., which owns two generating plants at Esquintla and Lake Amatitlan in Guatemala. The combined capacity of the plants is 167 megawatts.
    We decided to sell our Guatemalan operations to focus our efforts on our domestic merchant energy business and our retail energy businesses, including BGE. As a result of this transaction, we are no longer committed to making significant future capital investments in a non-core operation. We will record an after-tax loss of approximately $28 million, or $.17 per share, in the fourth quarter of 2001, resulting from this sale.

Early Retirement Programs
-------------------------
We continue to evaluate cost-cutting measures to reduce our workforce. As part of this initiative, our domestic merchant energy business and BGE recently announced Voluntary Special Early Retirement Programs (VSERPs) to provide enhanced retirement benefits to certain eligible participants that elect to retire on February 1, 2002. The programs are being offered to accelerate the pace of our efforts to reduce our operating costs to remain competitive in our business environment. We will reflect the financial impacts of the VSERPs in the fourth quarter of 2001.

Investment in Orion
-------------------
In September 2001, Orion entered into an agreement with Reliant Resources, Inc., under which Reliant Resources will acquire all of the outstanding shares of Orion for $26.80 per share. The companies have publicly announced that they expect to complete the transaction in early 2002. We have agreed to vote in favor of this transaction. We expect to recognize a gain on the sale of our investment of approximately $154 million at the close of this transaction.

Bethlehem Steel
---------------
On October 15, 2001, Bethlehem Steel Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem Steel is BGE's largest customer, accounting for approximately three percent of electric revenues and one percent of gas revenues. At September 30, 2001, our receivable balance from Bethlehem Steel was approximately $5 million. However, we cannot determine the ultimate impact of the bankruptcy filing on our financial results at this time with respect to the collectibility of receivables or the continuation of Bethlehem Steel's operations at its Sparrows Point plant, located in Baltimore Maryland.

New President and Chief Executive Officer
-----------------------------------------
Effective November 1, 2001, Mayo A. Shattuck, III was elected President and Chief Executive Officer of Constellation Energy. Christian H. Poindexter remains as Chairman of the Board. Mr. Shattuck has been a Director of Constellation Energy for seven years. Prior to joining Constellation Energy, he was Global Head of Investment Banking for Deutsche Bank and Co-Chairman and Co-Chief Executive Officer of DB Alex. Brown and Deutsche Bank Securities.

Strategy
--------
Customer choice and regulatory change significantly impact our business. In response, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to business environment and regulatory changes.
    As a result of evaluating our strategies, on October 26, 2001, we announced the decision to remain a single company and canceled prior plans to separate our domestic merchant energy business from our other businesses and terminated our power advisory relationship with Goldman Sachs as previously discussed in the Recent Events section on page 21.
    The growth of BGE and our retail energy services businesses is expected through focused and disciplined expansion in its service territory. However, our primary growth strategy centers on our domestic merchant energy business.
    The strategy for our domestic merchant energy business continues to be a leading competitive provider of energy solutions for wholesale customers in North America. To achieve this, our domestic merchant energy business expects to continue to integrate our generation assets with our marketing and risk management operations supported by geographic, fuel, and dispatch diversification. We also expect to accomplish this growth through structured transactions to wholesale customers and by acquiring and developing additional generating facilities when necessary to support our marketing operation. This business will focus on states with strong growth in energy demand and that provide opportunities through ongoing deregulation and the creation of competitive markets. Delays in, or the ultimate form of, deregulation of electric generation in various states (which continues to be impacted by the events in California) may affect our domestic merchant energy business growth initiatives. Currently, our domestic merchant energy business controls over 11,500 megawatts of generation including the recent acquisition of 1,550 megawatts of the generating capacity at Nine Mile Point and 1,100 megawatts of natural gas-fired peaking capacity that commenced operations in the Mid-Atlantic and Mid-West regions during mid-summer 2001.
    We also have approximately 3,000 megawatts of natural gas-fired peaking and combined cycle production facilities in various regions of North America under construction and several projects in development.
    We also might consider one or more of the following strategies:
    o  the complete or partial separation of BGE's transmission function,
    o mergers or acquisitions of utility or non-utility businesses or assets, and
    o  sale of generation assets or one or more businesses.

--------------------------------------------------------------------------------

Current Issues
--------------
With the shift toward customer choice, competition, and the growth of our domestic merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 40.
    In this section, we discuss in more detail several issues that affect our businesses.

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

    o BGE transferred, at book value, its nuclear generating assets, its nuclear decommissioning trust fund, and related liabilities to Calvert Cliffs Nuclear Power Plant, Inc. In addition, BGE transferred, at book value, its fossil generating assets and related liabilities and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to Constellation Power Source Generation.
       In total, these generating assets represent about 6,240 megawatts of generation capacity with a total net book value at June 30, 2000 of approximately $2.4 billion.
    o BGE assigned approximately $47 million to Calvert Cliffs Nuclear Power Plant, Inc. and $231 million to Constellation Power Source Generation of tax-exempt debt related to the transferred assets. Also, Constellation Power Source Generation issued approximately $366 million in unsecured promissory notes to BGE. All of these notes have been repaid by Constellation Power Source Generation. The proceeds were used to service the current maturities of certain BGE long-term debt.
    o BGE transferred equity associated with the generating assets to Calvert Cliffs Nuclear Power Plant, Inc. and Constellation Power Source Generation.
    o The fossil fuel and nuclear fuel inventories, materials and supplies, and certain purchased power contracts of BGE were also assumed by these subsidiaries.
    Effective July 1, 2000, BGE provides standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier. In addition, the electric fuel rate was discontinued effective July 1, 2000. Constellation Power Source provides BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. In August 2001, BGE entered into contracts with CPS to supply 90% and Allegheny Energy Supply Company, LLC to supply the remaining 10% of BGE's standard offer service for the final three years (July 1, 2003 to June 30, 2006) of the transition period. Over the transition period, the standard offer service rate that BGE receives from its customers increases. This is offset by a corresponding decrease in the competitive transition charge BGE receives.
    Constellation Power Source obtains the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants, supplemented with energy and capacity purchased from the wholesale market as necessary.

Other States
------------
Our domestic merchant energy business has $303.0 million invested in operating power projects that sell 142 megawatts of electricity to Pacific Gas & Electric
(PGE) and to Southern California Edison (SCE) in California under power purchase agreements as discussed in the California Power Purchase Agreements section in the Notes to Consolidated Financial Statements on page 17. Our domestic merchant energy business was not paid in full for its sales from these plants to the two utilities from November 2000 through early April 2001. As a result, our current portion of the amount due for unpaid power sales from these utilities is approximately $50 million.
    On April 6, 2001, California's largest utility, PGE, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. California's second largest utility, SCE, has not met its obligations to pay for purchased power and service its debt obligations, putting its creditors in a position to force SCE into bankruptcy. The state of California has considered various legislative, regulatory, financial, and other proposals to assist the utilities in purchasing power and to reform the industry.
    We also may be required by the Federal Energy Regulatory Commission (FERC) to refund up to approximately $3 million in payments to the California utilities. In addition, while it was operating, the California Power Exchange and Independent System Operator, which provided the market for spot purchases of electricity, required its power suppliers, including our power marketing operation, to continue to sell power to the two utilities despite the fact that they were not being paid.
    The projects that we have an investment in recently entered into agreements with SCE and PGE that provide for five-year fixed price payments averaging $53.70 per megawatt-hour plus the stated capacity payments in the original SO4 contracts. These agreements also provide conditions for the payment of all past due amounts plus interest, which the projects expect to collect in the next two years.
    We are currently constructing the 750 MW High Desert facility in California. It is scheduled for completion in the summer of 2003. We signed a contract to sell all of the plant's output to the California Department of Water Resources on a unit contingent basis (i.e. if the output is not available because the plant is not operating, there is no requirement to provide output from other sources.) The contract has a term of eight years and three months.
    To date, given the small size of our operations in California, these events have not had a material impact on our financial results. However, we cannot provide any assurance that the continuation of the market situation in California will not have a materially adverse impact on our financial results, or that any legislative, regulatory or other solution enacted in California will permit us to recover any past losses or will not have a negative effect on our business opportunities in California.

Gas Competition
---------------
Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE gas customers have the option to purchase gas from other suppliers.

Market Risks
------------
Our earnings are exposed to various risks of the competitive marketplace, including imbalances in supply and demand and changes in future commodity prices, that may impact the financial results of our domestic merchant energy business. For example, our earnings are exposed to the risks of the competitive wholesale electricity market to the extent that our domestic merchant energy business has to purchase energy and/or capacity to meet obligations to supply power or meet other energy-related contractual arrangements at prices which may approach or exceed the applicable fixed sales price obligations. If the price of obtaining energy in the wholesale market exceeds the fixed sales price, our earnings would be adversely affected.
    In addition, many of our power generation facilities purchase fuel under contracts or on the spot market. Fuel prices may also be volatile, and the price that can be obtained from power sales may not change at the same rate as changes in fuel costs.
    To lower our financial exposure related to commodity price fluctuations, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of electricity and purchases of fuel as discussed further in the Risk Management and Hedging Activities section of the Notes to Consolidated Financial Statements beginning on page 18.
    We are also affected by operational risk, that is, the risk that a generating plant will not be available to produce energy when the energy is required. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints, or extreme temperatures (hot or cold) causing demand to exceed available supply.
    We discuss our market risk further in our 2000 Annual Report on Form 10-K in
Item 7. Management Discussion and Analysis -- Market Risk.

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

Fuel Rate
---------
Through June 30, 2000, we charged our electric customers separately for the fuel we used to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity. We charged the actual cost of these items to the customer with no profit to us. If these fuel costs went up, the Maryland PSC permitted us to increase the fuel rate.
    Under the Restructuring Order, BGE's electric fuel rate was frozen until July 1, 2000, at which time the fuel rate clause was discontinued. We deferred the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate through June 30, 2000.
    In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred under the electric fuel rate clause through June 30, 2000. We collected this accumulated difference from customers over the twelve-month period ended October 2001. Effective July 1, 2000, earnings are affected by the changes in the cost of fuel and energy.

    We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the Gas Cost Adjustments section on page 33 and in Note 1 of our 2000 Annual Report on Form 10-K.

FERC Regulation--Regional Transmission Organizations
----------------------------------------------------
In December 1999, FERC issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of Regional Transmission Organizations (RTOs). The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in a RTO. FERC also identified the minimum characteristics and functions that a transmission entity must satisfy in order to be considered a RTO.
    According to Order 2000, a public utility that is a member of an existing transmission entity that has been approved by FERC as in conformance with the Independent System Operator (ISO) principles set forth in the FERC Order No. 888, such as BGE, through its membership in PJM (Pennsylvania-New Jersey-Maryland) Interconnection, was required to make a filing no later than January 15, 2001. PJM and the joint transmission owners, including BGE, made the filing on October 11, 2000. That filing explained the extent to which PJM met the minimum characteristics and functions of a RTO and explained its plans to conform to these characteristics and functions.
    On July 12, 2001, FERC provisionally granted PJM RTO status and ordered it to engage in mediation with the New York ISO and the New England ISO in regard to creating a business plan to form one Northeast RTO, using PJM as a platform. This mediation ended and the mediator issued his report to FERC on September 17, 2001. A FERC order regarding the mediator's report has not yet been issued. The business plan makes no explicit provision for the continuation of PJM zonal rates through 2004. Absent an order from the FERC, PJM must move to a uniform transmission rate by December 31, 2002. A uniform rate could expose BGE to higher transmission rates.
    As a member of PJM, an existing RTO/ISO, BGE's RTO/ISO member status will remain unchanged by Order 2000 and the July 12, 2001 order. However, BGE, jointly with other PJM transmission owners, requested rehearing and clarification from FERC on its July 12, 2001 order regarding certain incentive rates, interconnection procedures and allocations of interconnection costs. FERC has not yet issued an order on this request.
    Also, we are appealing in court two requirements of Order 2000 whereby:
    o we would be required to go through PJM to make a filing with FERC to change our transmission rates, and
    o we would be required to transfer operational control of our transmission facilities to PJM.
    The U.S. Supreme Court heard an appeal by others of FERC Order 888 in October 2001. We cannot predict the outcome of this appeal or the impact on BGE at this time.

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

BGE
---
Weather affects the demand for electricity and gas for our regulated businesses. Very hot summers and very cold winters increase demand. Mild weather reduces demand. Residential sales for our regulated businesses are impacted more by weather than commercial and industrial sales, which are mostly affected by business needs for electricity and gas.
    However, the Maryland PSC allows us to record a monthly adjustment to our regulated gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 33.

    We measure the weather's effect using "degree days." A degree day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily actual temperature exceeds the 65 degree baseline. Heating degree days result when the average daily actual temperature is less than the baseline.
    During the cooling season, hotter weather is measured by more cooling degree days and results in greater demand for electricity to operate cooling systems. During the heating season, colder weather is measured by more heating degree days and results in greater demand for electricity and gas to operate heating systems.
    We show the number of degree days in the quarters and nine months ended September 30, 2001 and 2000, and the percentage change in the number of degree days between these periods in the following table:

                        Quarter Ended   Nine Months Ended
                        September 30     September 30
                        2001     2000    2001     2000
-------------------------------------------------------
 Heating degree days    136      142    3,053    2,959
 Percent change from
   prior period            (4.2)%            3.2%

 Cooling degree days    495      445     756      714
 Percent change from
   prior period             11.2%            5.9%


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

Results of Operations for the Quarter and Nine Months Ended September 30, 2001
------------------------------------------------------------------------------
Compared with the Same Periods of 2000
--------------------------------------

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in fixed charges and income taxes are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 34.

Overview
Total Earnings Per Share of Common Stock

                             Quarter Ended   Nine Months
                                Ended           Ended
                             September 30,   September 30,
                               2001   2000  2001    2000
-----------------------------------------------------------
  Earnings before
   nonrecurring charges
   included in operations:
   Domestic merchant energy  $ .89   $ .87  $1.50   $1.10
   Regulated electric          .17     .10    .46     .65
   Regulated gas              (.02)   (.03)   .18     .12
   Other nonregulated         (.04)    .04    --     (.01)
-----------------------------------------------------------
  Total earnings per
   share before
   nonrecurring charges
   included in
   operations                 1.00     .98   2.14    1.86
  Nonrecurring charges
   included in operations:
    Deregulation
     transition cost           --      --     --     (.10)
    TVSERP                     --      --     --     (.03)
-----------------------------------------------------------
  Earnings per share before
   cumulative effect of
   change in accounting
   principle                  1.00     .98   2.14    1.73
  Cumulative effect of
   change in accounting
   principle, net of
   income taxes                --      --     .06     --
-----------------------------------------------------------
  Total earnings per share   $1.00   $ .98  $2.20   $1.73
===========================================================
Earnings for the periods presented reflect a significant shift from the regulated electric business to the domestic merchant energy business as a result of the transfer of BGE's electric generation assets to nonregulated subsidiaries on July 1, 2000 in accordance with the Restructuring Order. We discuss the Restructuring Order in more detail in Current Issues - Electric Competition section on page 22.

Quarter Ended September 30, 2001
--------------------------------
Our total earnings for the quarter ended September 30, 2001 increased $.02 per share compared to the same period of 2000 mostly because:
    o our regulated electric business had higher earnings due to warmer summer weather and lower expenses, and
    o our domestic merchant energy business had higher earnings due to favorable market price changes on open trading positions in our power marketing operation.
    These were partially offset by lower earnings from our financial investments business due to declining equity values and the absence of gains on sales of equity securities that occurred in 2000. In addition, we had lower earnings due to a change in the method of accounting for our investment in Orion as discussed in more detail in the Notes to Consolidated Financial Statements on page 19.

Nine Months Ended September 30, 2001
------------------------------------
Our total earnings for the nine months ended September 30, 2001 increased $.47 per share compared to the same period of 2000. Our total earnings increased mostly because of the following:
    o We recorded $75.0 million pre-tax, or approximately $.30 per share, of amortization expense for the reduction of our generating plants associated with the Restructuring Order in 2000 that had a negative impact in that period.
    o We recorded a nonrecurring expense of $15.0 million, after-tax, for deregulation transition cost to Goldman Sachs incurred by our power marketing business that had a negative impact in 2000.
    o We recorded a nonrecurring expense of $4.2 million, after-tax, for BGE employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP) in 2000 that had a negative impact in that period.
    o We recorded an $8.5 million after-tax, or $.06 per share, gain for the cumulative effect of adopting Statement of Financial Accounting Standard
       (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in the first quarter of 2001.
    o  We had higher earnings from our regulated gas business.
    These items were partially offset by $17.6 million pre-tax, or $.07 per share, recorded in 2001 related to the impact of a 6.5% annual residential rate reduction that was effective July 1, 2000.
    Earnings per share contributions from all our business segments were impacted by additional dilution resulting from the issuance of 13.2 million shares of common stock between January 1, 2001 and the date of our report.
    In the following sections, we discuss our earnings by business segment in greater detail.

Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business engages primarily in power marketing and domestic power generation in North America. We describe this business in more detail in our 2000 Annual Report on Form 10-K in Item 1. Business -- Domestic Merchant Energy Business.
    As discussed in the Current Issues -- Electric Competition section on page 22, our domestic merchant energy business was significantly impacted by the July 1, 2000 implementation of customer choice in Maryland. At that time, BGE's generating assets became part of our nonregulated domestic merchant energy business, and Constellation Power Source began selling to BGE the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. In August 2001, BGE entered into contracts with CPS to supply 90% and Allegheny Energy Supply Company, LLC to supply the remaining 10% of BGE's standard offer service for the final three years (July 1, 2003 to June 30, 2006) of the transition period.
    Constellation Power Source obtains the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs and BGE's former fossil plants, supplemented with energy and capacity purchased from the wholesale energy market as necessary. Constellation Power Source also manages our wholesale market price risk.
    In addition, effective July 1, 2000, domestic merchant energy business revenues include 90% of the competitive transition charges BGE collects from its customers (CTC revenues) and the portion of BGE's revenues providing for nuclear decommissioning costs.

Earnings
                           Quarter Ended   Nine Months Ended
                            September 30,    September 30,
                            2001   2000      2001     2000
------------------------------------------------------------
                      (In millions, except per share amounts)

Revenues                  $ 617.3 $499.4  $1,348.8 $ 673.1
Operating expenses          328.0  232.5     809.4   363.3
Depreciation and
   amortization              42.9   38.6     122.4    41.9
Taxes other than income
   taxes                     10.7   13.1      33.5    13.2
------------------------------------------------------------
Income from operations    $ 235.7 $215.2  $  383.5 $ 254.7
============================================================
Net income                $ 144.9 $129.9  $  239.7 $ 150.0
============================================================
Total earnings per share
   before nonrecurring
   charges included in
     operations              $ .89  $ .87    $ 1.50  $ 1.10
   Deregulation
     transition
     cost                      --     --        --     (.10)
------------------------------------------------------------
Earnings per share           $ .89  $ .87    $ 1.50  $ 1.00
============================================================
Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues
--------
During the quarter ended September 30, 2001, domestic merchant energy revenues increased $117.9 million compared to the same period of 2000 mostly because of higher revenues from our power marketing and domestic generation operations. These were partially offset by the absence of approximately $8.0 million in CTC lump sum payments that were received in 2000.
    During the nine months ended September 30, 2001, domestic merchant energy revenues increased $675.7 million compared to the same period of 2000 mostly because of:
    o a $547.9 million increase related to providing BGE the energy and capacity required to meet its standard offer service obligation effective July 1, 2000,
    o an $84.1 million increase related to CTC and decommissioning revenues included in the domestic merchant energy business effective July 1, 2000, and
    o higher revenues from our power marketing and domestic generation operations.
    We discuss the revenues for our power marketing and domestic generation operations in the following sections.

Power Marketing
---------------
During the quarter and nine months ended September 30, 2001, power marketing revenues increased compared to the same periods of 2000 mostly because of the effect of favorable market price changes on open trading positions partially offset by lower revenues from structured transactions.
    Constellation Power Source uses the mark-to-market method of accounting for its energy trading activities. We discuss the mark-to-market method of accounting and Constellation Power Source's activities in more detail in Note 1 of our 2000 Annual Report on Form 10-K. As a result of the nature of its operations and the use of mark-to-market accounting, Constellation Power Source's revenues and earnings will fluctuate. We cannot predict these fluctuations, but the effect on our revenues and earnings could be material. The primary factors that cause these fluctuations are:
    o  the number and size of new transactions,
    o the magnitude and volatility of changes in commodity prices and interest rates, and
    o the number and size of open commodity and derivative positions Constellation Power Source holds or sells.
    Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from power marketing and trading activities, and such variations could be material.

Domestic Generation
-------------------
During the quarter ended September 30, 2001, domestic generation revenues increased compared to the same period of 2000 mostly because of revenues associated with the new peaking facilities that commenced operations during this summer, partially offset by lower revenues associated with the California power purchase agreements discussed below.
    During the nine months ended September 30, 2001, domestic generation revenues increased compared to the same period of 2000 mostly because of revenues associated with the new peaking facilities and a $9.5 million gain on the sale of a project under development located in the PJM region recorded in March 2001.
    These were offset by a $13.3 million gain on the termination of an operating arrangement and sale of certain subsidiaries of Constellation Operating Services Inc. (COSI), a subsidiary of Constellation Power, Inc., to Orion Power Holdings Inc. that occurred in April 2000. In addition, during the nine months ended September 30, 2001, our domestic generation operation had lower revenues from COSI due to the sale of these subsidiaries as well as lower revenues associated with the California power purchase agreements. We discuss the California power purchase agreements below.

California Power Purchase Agreements
------------------------------------
Our domestic generation operation has $303.0 million invested in 14 operating projects that sell electricity in California to SCE and PGE under power purchase agreements called "Interim Standard Offer No. 4 (SO4)" agreements.
    Under these agreements, the electricity rates changed from fixed rates to variable rates beginning in 1996. In 2000, the last four projects transitioned to variable rates. During the quarter and nine months ended September 30, 2001, revenues from these projects decreased compared to the same periods of 2000 because of lower power prices in California during the third quarter 2001. While energy rates were higher during the first half of 2001, the higher rates were offset by reserves established for our exposure in California during that period.
    As previously discussed in the Current Issues - Other States section on page 23, the projects recently entered into agreements with SCE and PGE that provide for five-year fixed price payments averaging $53.70 per megawatt-hour plus the stated capacity payments in the original SO4 contracts. We expect the revenues from these projects to be lower in 2002 compared to 2001.
    We also describe these projects and the transition process in the Notes to Consolidated Financial Statements and Note 10 of our 2000 Annual Report on Form 10-K.

Operating Expenses
------------------
Domestic merchant energy operating expenses increased $95.5 million for the quarter ended September 30, 2001 compared to the same period of 2000 mostly because our power marketing operation recognized higher expenses on new structured transactions and higher operating expenses associated with the growth of this business. In addition, our domestic generation operation recognized operating costs associated with the new peaking facilities that commenced operations during this summer.
    Domestic merchant energy operating expenses increased $446.1 million for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because of the following:
    o Increases in fuel costs of $206.4 million and operations and maintenance costs of $194.7 million. These costs were associated with the generation plants that were transferred from BGE effective July 1, 2000.
    o  The operating costs associated with the new peaking facilities.
    o Higher operating expenses at our power marketing operation associated with the growth of this business.
    These increased costs were partially offset by lower transaction related expenses on new structured transactions by our power marketing operation, including the absence of a $24.0 million deregulation transition cost incurred to Goldman Sachs in the second quarter of 2000 that had a negative impact in that period. In addition, COSI had lower operating expenses related to the sale of certain subsidiaries to Orion as previously discussed.
   Operating expenses for the quarters and nine months ended September 30, 2001 and 2000 include fees at our power marketing operation earned by Goldman Sachs that will not be incurred in the future due to the termination of the power business services agreement discussed in the Recent Events section on page 21. The Goldman Sachs fees were $28.9 million for the quarter and $48.9 million for the nine months ended September 30, 2001.
   In addition, coal prices have increased during this year and we expect to incur additional costs in the future to operate our coal generating facilities due to these higher prices. Based on current price levels, we expect the annual increase in coal costs to be approximately $55 million in 2002.
   In light of the events of September 11, 2001, we have taken additional security measures at our nuclear facilities. While we anticipate continuing to incur additional security related costs at our nuclear facilities, we do not expect that these costs will be material. However, the Nuclear Regulatory Commission (NRC) currently is evaluating additional security measures that may be required at nuclear facilities. At this time, we cannot determine the impact on our financial results of any additional security measures that may be required by the NRC.

Depreciation and Amortization Expense
-------------------------------------
Domestic merchant energy depreciation and amortization expense increased $4.3 million for the quarter ended September 30, 2001 compared to the same period of 2000 mostly due to the expenses associated with the new peaking facilities that commenced operations during this summer.
    Domestic merchant energy depreciation and amortization expense increased $80.5 million for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because of expenses associated with the generation plants that were transferred from BGE effective July 1, 2000, and with the new peaking facilities.

Taxes Other than Income Taxes
-----------------------------
Domestic merchant energy taxes other than income taxes were about the same for the quarter ended September 30, 2001 compared to the same period of 2000.
    Domestic merchant energy taxes other than income taxes increased $20.3 for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because of taxes other than income taxes associated with the generation plants that were transferred from BGE effective July 1, 2000.

--------------------------------------------------------------------------------
Regulated Electric Business
---------------------------
As previously discussed, our regulated electric business was significantly impacted by the July 1, 2000 implementation of customer choice. These changes include BGE's generating assets and related liabilities becoming part of our nonregulated domestic merchant energy business on that date.

Earnings

                       Quarter Ended    Nine Months Ended
                       September 30,      September 30,
                       2001     2000      2001    2000
---------------------------------------------------------
                  (In millions, except per share amounts)
Electric revenues     $634.6   $598.4  $1,624.4 $1,688.4
Electric fuel and
   purchased energy    418.0    388.3     977.7    632.4
Operations and
   maintenance          60.2     62.0     184.9    384.7
Depreciation and
   amortization         43.7     52.0     130.5    276.7
Taxes other than
   income taxes         36.0     30.5     107.0    121.0
---------------------------------------------------------
Income from
   operations         $ 76.7   $ 65.6  $  224.3 $  273.6
=========================================================
Net income            $ 27.3   $ 15.4  $   73.0 $   93.2
=========================================================
Total earnings per
   share before
   nonrecurring
   charges included
   in operations:       $ .17    $ .10     $ .46    $ .65
     TVSERP               --       --        --      (.03)
---------------------------------------------------------
Earnings per share      $ .17    $ .10     $ .46    $ .62
=========================================================
Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Electric Revenues
-----------------
The changes in electric revenues in 2001 compared to 2000 were caused by:

                         Quarter       Nine Months
                          Ended          Ended
                       September 30,  September 30,
                       2001 vs. 2000  2001 vs. 2000
----------------------------------------------------
                             (In millions)

Electric system
   sales volumes           $ 9.2         $  18.1
Rates                       10.7           (73.6)
Fuel rate surcharge         15.4            42.7
---------------------------------------------------
Total change in
   electric revenues
   from electric system     35.3           (12.8)
   sales
Interchange and
   other sales               --            (53.8)
Other                        0.9             2.6
---------------------------------------------------
Total change in
   electric revenues      $ 36.2         $ (64.0)
===================================================

Electric System Sales Volumes
-----------------------------
"Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. As part of the Restructuring Order, the rates received from customers under the standard offer service increase over the transition period as discussed further in the Current Issues--Electric Competition section beginning on page 22. These sales do not include interchange sales and sales to others.
    The percentage changes in our electric system sales volumes, by type of customer, in 2001 compared to 2000 were:

                       Quarter         Nine Months
                        Ended             Ended
                    September 30,     September 30,
                     2001 vs. 2000    2001 vs. 2000
-----------------------------------------------------
 Residential              7.8%              4.7%
 Commercial               1.7               1.6
 Industrial              (1.0)             (0.1)
    During the quarter ended September 30, 2001, we sold more electricity to residential customers compared to the same period of 2000 due to warmer weather, higher usage per customer, and an increased number of customers. We sold about the same amount of electricity to commercial and industrial customers.

    During the nine months ended September 30, 2001, we sold more electricity to residential customers compared to the same period of 2000 due to higher usage per customer, an increased number of customers, and warmer summer weather. We sold about the same amount of electricity to commercial and industrial customers.

Rates
-----
Prior to July 1, 2000, our rates primarily consisted of an electric base rate and an electric fuel rate. Effective July 1, 2000, BGE discontinued its electric fuel rate and unbundled its rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes. BGE's rates also were frozen in total except for the implementation of a residential base rate reduction totaling approximately $54 million annually. In addition, 90% of the CTC revenues BGE collects and the portion of its revenues providing for decommissioning costs, are included in revenues of the domestic merchant energy business effective July 1, 2000.
    Rate revenues for the quarter ended September 30, 2001 increased compared to the same period of 2000 due to the increase in the standard offer service rate that BGE charges its customers. This is partially offset by a decrease in the 10% portion of the CTC rate received from customers that is retained by BGE.
    Rate revenues for the nine months ended September 30, 2001 decreased compared to the same period of 2000 mostly due to the decreases caused by:
    o the 6.5% annual residential rate reduction of $17.6 million recorded through June 30, 2001, and
    o the $84.1 million for transfer of revenues to the domestic merchant energy business discussed above.
    These decreases were partially offset by the other net impacts of the rate restructuring discussed above and the increase in the standard offer service rate that BGE charges its customers.

Fuel Rate Surcharge
-------------------
In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred under the electric fuel rate clause through June 30, 2000. We discuss this further in the Electric Fuel Rate Clause section below.

Interchange and Other Sales
---------------------------
"Interchange and other sales" are sales in the PJM energy market and to others. PJM is a RTO/ISO that also operates a regional power pool with members that include many wholesale market participants, as well as BGE, and other utility companies. Prior to the implementation of customer choice, BGE sold energy to PJM members and to others after it had satisfied the demand for electricity in its own system.
    Effective July 1, 2000, BGE no longer engages in interchange sales and these activities are included in our domestic merchant energy business which resulted in a decrease in interchange and other sales for the nine months ended September 30, 2001 compared to the same period of 2000.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------
                         Quarter           Nine Months
                          Ended               Ended
                       September 30,      September 30,
                        2001    2000      2001     2000
---------------------------------------------------------
                               (In millions)
Actual costs          $402.9   $388.3   $935.8    $642.1
Net recovery
   (deferral) of
   costs under
   electric fuel
   rate clause          15.1     --       41.9      (9.7)
---------------------------------------------------------
Total electric
   fuel and
   purchased
   energy expenses    $418.0   $388.3   $977.7    $632.4
=========================================================

Actual Costs
------------
As discussed in the Current Issues--Electric Competition section on page 22, effective July 1, 2000, BGE transferred its generating assets to, and began purchasing substantially all of the energy and capacity required to provide electricity to standard offer service customers from, the domestic merchant energy business.
    Our actual costs of fuel and purchased energy for the quarter ended September 30, 2001 compared to the same period of 2000 were higher mostly because BGE purchased more energy from the domestic merchant energy business to meet its increased system sales volumes. This was partially offset by a lower price for the energy.
    Our actual costs of fuel and purchased energy for the nine months period ended September 30, 2001 compared to the period of 2000 increased mostly because of the deregulation of electric generation. The higher amount paid for purchased energy is offset by the absence of $206.4 million in fuel costs, and lower operations and maintenance, depreciation, taxes, and other costs at BGE as a result of no longer owning and operating the transferred electric generation plants.
    Prior to July 1, 2000, BGE's purchased fuel and energy costs only included actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others.

Electric Fuel Rate Clause
-------------------------
Prior to July 1, 2000, we deferred (included as an asset or liability on the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate in a given period. Effective July 1, 2000, the fuel rate clause was discontinued under the terms of the Restructuring Order. In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred under the electric fuel rate clause through June 30, 2000. We collected this accumulated difference from customers over the twelve-month period ending October 2001.

Electric Operations and Maintenance Expenses
--------------------------------------------
Regulated electric operations and maintenance expenses were about the same for the quarter ended September 30, 2001 compared to the same period of 2000.
    Regulated electric operations and maintenance expenses decreased $199.8 million for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because of the following:
    o Effective July 1, 2000, costs of $194.7 million were no longer incurred by this business segment. These costs were associated with the electric generation assets that were transferred to the domestic merchant energy business.
    o BGE recognized expenses of $7.0 million for employees that elected to participate in a Targeted Voluntary Special Early Retirement Program in 2000, that had a negative impact in that period.

Electric Depreciation and Amortization Expense
----------------------------------------------
Regulated electric depreciation and amortization expense decreased $8.3 million for the quarter ended September 30, 2001 compared to the same period of 2000 mostly because of lower amortization expense associated with regulatory assets.
   Regulated electric depreciation and amortization expense decreased $146.2 million for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because of:
    o the absence of $75.0 million for the amortization expense recorded in 2000 associated with the $150 million reduction of our generating plants provided for in the Restructuring Order, and
    o $75.1 million of expenses associated with the transfer of the generation assets to the domestic merchant energy business effective July 1, 2000.
    These decreases were offset partially by more electric plant in service (as our level of plant in service changes, the amount of depreciation and amortization expense changes).

Electric Taxes Other Than Income Taxes
--------------------------------------
Regulated electric taxes other than income taxes increased $5.5 million for the quarter ended September 30, 2001 compared to the same period of 2000 mostly because of higher gross receipts taxes associated with higher revenues and we had less tax credits.
    Regulated electric taxes other than income taxes decreased $14.0 million for the nine months ended compared to the same period of 2000. This was mostly due to the absence of taxes other than income taxes associated with the generation assets that were transferred to the domestic merchant energy business effective July 1, 2000 partially offset by fewer tax credits.

Regulated Gas Business
----------------------
Earnings
                         Quarter Ended     Nine Months Ended
                         September 30,      September 30,
                         2001     2000       2001    2000
------------------------------------------------------------
                      (In millions, except per share amounts)

Gas revenues           $ 66.7   $ 90.1     $534.0   $377.8
Gas purchased for
   resale                22.9     48.2      328.0    192.0
Operations and
   maintenance           23.2     26.2       72.4     73.1
Depreciation and
   amortization           9.8     11.3       36.3     35.5
Taxes other than
   income taxes           7.2      5.0       25.6     25.0
------------------------------------------------------------
Income (Loss) from
   operations          $  3.6   $ (0.6)    $ 71.7   $ 52.2
============================================================
Net (loss) income      $ (2.3)  $ (4.6)    $ 29.4   $ 18.1
============================================================
Earnings per share     $ (.02)  $ (.03)    $  .18   $  .12
============================================================
Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Earnings from the regulated gas business improved slightly during the quarter ended September 30, 2001 compared to the same period of 2000, related to lower costs. Earnings this quarter reflect the seasonal pattern of low summer volumes.
    Earnings from the regulated gas business increased during the nine months ended September 30, 2001 compared to the same period of 2000 mostly due to the sharing mechanism under our gas cost adjustment clauses and the increase in our base rates.
    All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
------------
The changes in gas revenues in 2001 compared to 2000 were caused by:

                          Quarter        Nine Months
                           Ended            Ended
                        September 30,    September 30,
                        2001 vs. 2000    2001 vs. 2000
--------------------------------------------------------
                                (In millions)
Gas system
  sales volumes          $  (0.9)         $  15.8
Base rates                    --              3.3
Weather normalization        0.9             (5.0)
Gas cost adjustments        (9.4)           106.9
--------------------------------------------------------
Total change in gas
  revenues from gas
  system sales              (9.4)           121.0
Off-system sales           (13.8)            33.8
Other                       (0.2)             1.4
--------------------------------------------------------
Total change in
  gas revenues           $ (23.4)          $156.2
========================================================

Gas System Sales Volumes
------------------------
The percentage changes in our gas system sales volumes, by type of customer, in 2001 compared to 2000 were:
                  Quarter Ended    Nine Months Ended
                  September 30,      September 30,
                   2001 vs. 2000     2001 vs. 2000
-----------------------------------------------------
 Residential          (5.7)%             6.6%
 Commercial           43.2              11.9
 Industrial          (24.6)            (26.5)

    During the quarter ended September 30, 2001, we sold less gas to residential customers compared to the same period of 2000 mostly due to lower usage per customer partially offset by an increased number of customers. We sold more gas to commercial customers mostly due to higher usage per customer. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers due to their lower business needs related to the general downturn in the economy.
    During the nine months ended September 30, 2001, we sold more gas to residential customers compared to the same period of 2000 mostly due to colder winter weather, an increased number of customers, and higher usage per customer. We sold more gas to commercial customers mostly due to higher usage per customer and colder winter weather. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers due to their switching to lower cost alternative fuel sources and lower business needs, partially offset by an increased number of customers.

Base Rates
----------
Base rate revenues increased for the nine months ended September 30, 2001 compared to the same period of 2000 mostly because the Maryland PSC authorized a $6.4 million annual increase in our base rates effective June 22, 2000.

Weather Normalization
---------------------
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
--------------------
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2000 Annual Report on Form 10-K. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers. During the quarter ended September 30, 2001, the shareholders' portion increased slightly compared to the same period of 2000.
    During the nine months ended September 30, 2001, the shareholders' portion increased $3.8 million compared to the same period of 2000.
    Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.
    During the quarter ended September 30, 2001, gas cost adjustment revenues decreased compared to the same period of 2000 mostly because the gas we sold was at a lower price.
    During the nine months ended September 30, 2001, gas cost adjustment revenues increased compared to the same period of 2000 mostly because we sold more gas at a higher price to non-delivery service customers. In the first half of 2001, the revenue increase reflects the significant increase in natural gas prices.

Off-System Sales
----------------
Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas outside our service territory. Off-system gas sales, which occur after we have satisfied our customers' demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). Changes in off-system sales do not significantly impact earnings.
    During the quarter ended September 30, 2001, revenues from off-system gas sales decreased compared to the same period of 2000 mostly because we sold less gas off-system at a lower price.
    During the nine months ended September 30, 2001, revenues from off-system gas sales increased compared to the same period of 2000 mostly because the gas we sold off-system was at a higher price partially offset by less gas sold. In the first half of 2001, the revenue increase reflects the significant increase in natural gas prices.

Gas Purchased For Resale Expenses
---------------------------------
Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.
    During the quarter ended September 30, 2001, our gas costs decreased compared to the same period of 2000 mostly because we bought gas at a lower price. During the nine months ended September 30, 2001, our gas costs increased compared to the same period of 2000 mostly because we bought more gas for both system and off-system sales and all of the gas purchased was at a higher price.

Other Gas Operating Expenses
----------------------------
During the quarter and nine months ended September 30, 2001, other gas operating expenses were about the same compared to the same periods of 2000.

Other Nonregulated Businesses
-----------------------------
Earnings
                                Quarter        Nine Months
                                 Ended            Ended
                             September 30,    September 30,
                              2001     2000   2001    2000
-------------------------------------------------------------
                    (In millions, except per share amounts)
Revenues                   $ 119.2  $ 174.1 $460.9 $ 491.1
Operating expenses           109.8    134.1  394.9   422.1
Depreciation
   and amortization            6.5      5.7   19.3    16.6
Taxes other than income
   taxes                       1.3      1.1    3.5     3.0
------------------------------------------------------------
Income from operations     $   1.6  $  33.2 $ 43.2 $  49.4
============================================================
Net (loss) income  before
   cumulative effect of
   change in accounting
   principle               $  (6.3) $   6.8 $  0.4 $  (2.1)
Cumulative effect of
   change in accounting
   principle                   --       --     8.5     --
------------------------------------------------------------
Net (loss) income          $  (6.3) $   6.8 $  8.9 $  (2.1)
============================================================
Earnings per share before
   cumulative effect of
   change in accounting
   principle               $  (.04) $   .04 $  --  $  (.01)
Cumulative effect of
   change in accounting
   principle                   --       --     .06     --
------------------------------------------------------------
Earnings per share         $  (.04) $   .04$   .06 $  (.01)
============================================================
Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

During the quarter ended September 30, 2001, earnings from our other nonregulated businesses decreased compared to the same period of 2000 mostly because of lower earnings from our financial investments business due to declining equity values and the absence of gains on sales of equity securities that occurred in 2000. In addition, we had lower earnings due to a change in the method of accounting for our investment in Orion as discussed in more detail in the Notes to Consolidated Financial Statements on page 19.
    During the nine months ended September 30, 2001, earnings from our other nonregulated businesses increased compared to the same period of 2000 mostly because:
    o we recorded a $9.0 million after-tax gain on the sale of one million shares of the Orion investment, and
    o we recorded an $8.5 million after-tax gain for the cumulative effect of adopting SFAS No. 133 in the first quarter of 2001.
    These increases were partially offset by lower earnings from our financial investments business as discussed above.
    Most of Constellation Real Estate Group's real estate and senior-living projects are in the Baltimore-Washington corridor. The area has had a surplus of available land in recent years and as a result these projects have been economically hurt.
    Constellation Real Estate's projects have continued to incur carrying costs and depreciation over the years. Additionally, this operation has been charging interest payments to expense rather than capitalizing them for some undeveloped land where development activities have stopped. These carrying costs, depreciation, and interest expenses have decreased earnings and are expected to continue to do so.
    Cash flow from real estate and senior-living operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash obtained from the cash flows of, or additional borrowings by, other nonregulated subsidiaries.
    We consider market demand, interest rates, the availability of financing, competing demands for capital, and the strength of the economy in general when making decisions about our real estate and senior-living projects. If we were to decide to sell our projects, we could have write-downs. In addition, if we were to sell our projects in the current market, we would have losses which could be material, although the amount of the losses is hard to predict. Depending on market conditions, we could also have material losses on any future sales.
    Our current real estate and senior-living strategy is to hold each project until we can realize a reasonable value for it. Under accounting rules, we are required to write down the value of a project to market value in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

Consolidated Nonoperating Income and Expenses
---------------------------------------------

Fixed Charges
-------------
During the quarter ended September 30, 2001, total fixed charges decreased compared to the same period of 2000 mostly because of lower interest rates.
     During the nine months ended September 30, 2001, total fixed charges decreased compared to the same period of 2000 mostly because of lower interest rates and increased capitalized interest associated with our construction of new generating facilities. These decreases were offset partially by a higher average level of debt outstanding.

Income Taxes
------------
During the quarter ended September 30, 2001, our total income taxes increased slightly compared to the same period of 2000 mostly because we had higher taxable income from our domestic merchant energy business and the utility business partially offset by lower taxable income from the other nonregulated businesses.
    During the nine months ended September 30, 2001, our total income taxes increased compared to the same period of 2000 mostly because we had higher taxable income from our domestic merchant energy business partially offset by lower taxable income from the utility business.

Financial Condition
-------------------
Cash Flows
----------
                                      Nine Months
                                        Ended
                                     September 30,
                                    2001      2000
-----------------------------------------------------
                                     (In millions)

 Cash provided by (used in):
    Operating Activities          $ 644.8    $ 588.8
    Investing Activities           (909.7)    (728.4)
    Financing Activities            146.2       97.3

During the nine months ended September 30, 2001, we generated more cash from operations compared to the same period in 2000 mostly because of changes in working capital requirements.
    During the nine months ended September 30, 2001, we used more cash for investing activities compared to the same period in 2000 mostly due to an increase in investments in new generation facilities, offset in part by the sales of certain investments.
    During the nine months ended September 30, 2001, we had more cash from financing activities compared to the same period of 2000 mostly because we issued more common stock and long-term debt. We also decreased our payment of dividends because we changed our dividend policy effective April 1, 2001, reducing our dividend to $.12 per quarter. This was partially offset by the repayment of long-term debt.


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

 BGE
 Mortgage Bonds             AA-          A1         A+
 Unsecured Debt              A           A2         A
 Trust Originated
  Preferred Securities
  and Preference Stock       A-         Baa1        A-

   Recently, Moody's Investors Service placed Constellation Energy under review for possible downgrade and confirmed the ratings of BGE. Constellation Energy remained on credit watch negative with Standard & Poors, while BGE was placed on credit watch negative. Fitch IBCA reaffirmed ratings of both Constellation Energy and BGE with stable outlooks.

-------------------------------------------------------------------------------

Capital Resources
-----------------
Our business requires a great deal of capital. Our estimated annual amounts for the years 2001 and 2002, are shown in the table on page 36.
    We will continue to have cash requirements for:
    o working capital needs including the payments of interest, distributions, and dividends,
    o  capital expenditures, and
    o  the retirement of debt and redemption of preference stock.
   Capital requirements for 2001 and 2002 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates.
   Actual requirements may vary from the estimates included in the table on page 36 because of a number of factors including:
    o  regulation, legislation, and competition,
    o  BGE load requirements,
    o  environmental protection standards,
    o  the type and number of projects selected for construction or acquisition,
    o  the effect of market conditions on those projects,
    o  the cost and availability of capital, and
    o  the availability of cash from operations.
   Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 40.




                                                                 Calendar Year Estimates

                                                                       2001           2002
--------------------------------------------------------------------------------------------
                                                                      (In millions)

Nonregulated Capital Requirements:
Investment requirements:
   Domestic merchant energy                                          $1,345          $  523
   Other                                                                 42              67
--------------------------------------------------------------------------------------------
   Total investment requirements                                      1,387             590
Retirement of long-term debt                                          1,114             687
--------------------------------------------------------------------------------------------
Total nonregulated capital requirements                               2,501           1,277
Utility Capital Requirements:
Construction expenditures:
   Regulated electric                                                   162             156
   Regulated gas                                                         51              49
   Common                                                                26              25
--------------------------------------------------------------------------------------------
   Total capital expenditures                                           239             230
Retirement of long-term debt and redemption of
  preference stock                                                      394             520
--------------------------------------------------------------------------------------------
Total utility capital requirements                                      633             750
--------------------------------------------------------------------------------------------
Total capital requirements                                           $3,134          $2,027
============================================================================================

Capital Requirements
--------------------
Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business will require additional funding for growing its power marketing operation and developing and acquiring power projects.
    Our domestic merchant energy business capital requirements include one-half of the total purchase price for the Nine Mile Point plant that we financed in 2001. Capital requirements for 2002 include the principal payments on the sellers-provided financing for the remaining portion of the purchase price and on-going capital requirements relating to the Nine Mile Point plant.
    Also included are the construction of 1,100 megawatts of peaking capacity in the Mid-Atlantic and Mid-West regions that commenced operations in the summer of 2001 and approximately 3,000 megawatts of natural gas-fired peaking and combined cycle production facilities in various regions of North America under construction and several projects in development. The above table does not include the financing for the High Desert project in California, which is an operating lease.
    Our domestic merchant energy business investment requirements also include construction expenditures for improvements to generating plants and costs for replacing the steam generators at Calvert Cliffs.
    In March 2000, we received a license extension from the NRC that extends Calvert Cliffs' operating licenses to 2034 for Unit 1 and 2036 for Unit 2. If we do not replace the steam generators, we will not be able to operate these units through our operating license periods. We expect the steam generator replacement to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit 2. We estimate these Calvert Cliffs' costs to be:
    o  $ 61 million in 2001,
    o  $ 88 million in 2002, and
    o  $ 60 million in 2003.
    Additionally, our estimates of future electric generation construction expenditures include the costs of complying with Environmental Protection Agency
(EPA), Maryland and Pennsylvania nitrogen oxides emissions (NOx) reduction regulations as follows:
    o  $ 86 million in 2001,
    o  $ 70 million in 2002, and
    o  $ 16 million in 2003.
    We discuss the NOx regulations and timing of expenditures in the Environmental Matters section of the Notes to Consolidated Financial Statements on page 15.

Regulated Electric and Gas
--------------------------
Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities.

Funding for Capital Requirements
--------------------------------
    In June 2001, Constellation Energy arranged two revolving credit facilities that totaled $2.9 billion as discussed in the Financing Activity section of the Notes to Consolidated Financial Statements on page 14.

Domestic Merchant Energy Business
---------------------------------
Funding for the expansion of our domestic merchant energy business is expected from internally generated funds, commercial paper, long-term debt, equity, leases, and other financing instruments issued by Constellation Energy and its subsidiaries. Specifically related to the Nine Mile Point acquisition, approximately one-half of the purchase price, or $380 million, was paid in November 2001, and the remainder is being financed through the sellers in a note to be repaid over five years with an interest rate of 11.0%. We closed the transaction using existing credit facilities. Payments on the note over the five years are expected to come from internally generated funds. In addition, we also used existing credit facilities to pay Goldman Sachs a total of $355 million. This represented $196 million to terminate the power business services agreement with our power marketing operation and $159 million previously recognized as a payable for services rendered.
    Longer term, we expect to fund our growth and operating objectives with a mixture of debt and equity with an overall goal of maintaining an investment grade credit profile.
    Constellation Energy has a commercial paper program where it can issue short-term notes to fund its nonregulated businesses. To support its commercial paper program, Constellation Energy maintains three revolving credit agreements totaling $3.1 billion, of which two facilities can also issue letters of credit. We entered into two of these agreements during June 2001 as discussed above and in the Financing Activity section of the Notes to Consolidated Financial Statements on page 14. We expect to refinance the $2.5 billion facility during the first half of 2002 with long-term debt. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

BGE
---
Funding for utility capital expenditures is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy.
    BGE has FERC authority to issue up to $700 million of short-term borrowings, including commercial paper. In addition, BGE maintains $218 million in annual committed bank lines of credit and has $25 million in bank revolving credit agreements to support the commercial paper program. BGE also has access to interim lines of credit as required from time to time to support its outstanding commercial paper.
    During 2001 and 2002, we expect our regulated utility business to provide at least 140% of the cash needed to meet the capital requirements for its operations, excluding cash needed to retire debt.

Other Nonregulated Businesses
-----------------------------
BGE Home Products & Services could fund capital requirements through sales of receivables. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.
    If we can get a reasonable value for our real estate projects, senior-living facilities, remaining Latin American operations, and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate and senior-living facilities operation and market conditions in the Other Nonregulated Businesses section beginning on page 34.

--------------------------------------------------------------------------------
Other Matters
-------------
Environmental Matters
---------------------
We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of, or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 15 and in our 2000 Annual Report on Form 10-K in Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Adopted and Issued
---------------------------------------
We discuss recently adopted and issued accounting standards in the Accounting Standard Adopted and Accounting Standards Issued sections of the Notes to Consolidated Financial Statements beginning on page 17.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
We discuss the following information related to our market risk:
    o risk associated with the purchase and sale of energy in a deregulated environment as discussed in the Current Issues - Electric Competition section of Management's Discussion and Analysis on page 22,
    o financing activities, accounting standard adopted, and risk management and hedging activities in the Notes to Consolidated Financial Statements beginning on page 14, and
    o activities of our power marketing business in the Domestic Merchant Energy Business section of Management's Discussion and Analysis beginning on page 28.

--------------------------------------------------------------------------------

PART II.
--------
OTHER INFORMATION
-----------------
Item 1.  Legal Proceedings
-------  -----------------

California
----------
Baldwin Associates, Inc. v. Gray Davis, Governor of California and 22 other defendants (including Constellation Power Development, Inc., a subsidiary of Constellation Power, Inc.) - This class action lawsuit was filed on October 5, 2001 in the Superior Court, County of San Francisco. The action seeks damages of $43 billion, recession and reformation of approximately 38 long-term power purchase contracts, and an injunction against improper spending by the state of California. Constellation Power Development, Inc. is named as a defendant but does not have a power purchase agreement with the State of California. However, our High Desert Power Project does have a power purchase agreement with the California Department of Water Resources. We believe this case is without merit. However, we cannot predict the timing, or outcome, of it or its possible effect on our financial results.

Employment Discrimination
-------------------------
Miller, et al. v. Baltimore Gas and Electric Company, et al. - This action was filed on September 20, 2000 in the U.S. District Court for the District of Maryland. Besides BGE, Constellation Energy Group, Constellation Nuclear and Calvert Cliffs Nuclear Power Plant are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. The Court scheduled a briefing process for the motion to certify the case as a class action suit for the beginning of 2003. We believe this case is without merit. However, we cannot predict the timing, or outcome, of it or its possible effect on our, or BGE's, financial results.
    Moore v. Constellation Energy Group - This action was filed on October 23, 2000 in the U.S. District Court for the District of Maryland by an employee alleging employment discrimination. Besides Constellation Energy, BGE and Constellation Holdings, Inc. were also named defendants. The Equal Employment Opportunity Commission previously concluded that it was unable to establish a violation of law. The plaintiff sought, among other things, unspecified monetary damages and back pay. The court dismissed the case in 2001.

Asbestos
--------
Since 1993, we have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.
    The first type is direct claims by individuals exposed to asbestos. We described these claims in BGE's Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 545 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland since the summer of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:
    o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
    o  the names of the plaintiff's employers, and
    o  the date on which the exposure allegedly occurred.
    To date, 36 of these cases have been resolved for amounts that were not significant.
    The second type is claims by one manufacturer -- Pittsburgh Corning Corp.
(PCC) -- against us and approximately eight others, as third-party defendants. On April 17, 2000, PCC declared bankruptcy and we do not expect PCC to prosecute these claims.

    These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 375 cases have been resolved, all without any payments by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:
    o the identity of our facilities containing asbestos manufactured by the manufacturer,
    o  the relationship (if any) of each of the individual plaintiffs to us,
    o the settlement amounts for any individual plaintiffs who are shown to have had a relationship to us, and
    o  the dates on which/places at which the exposure allegedly occurred.
    Until the relevant facts for both types of claims are determined, we are unable to estimate what our liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, our potential liability could be material.

Restructuring Order
-------------------
In early December 1999, the Mid-Atlantic Power Supply Association (MAPSA), Trigen-Baltimore Energy Corporation and Sweetheart Cup Company, Inc. filed appeals of the Restructuring Order, which were consolidated in the Baltimore City Circuit Court. MAPSA also filed a motion to delay implementation of the Restructuring Order, pending a decision on the merits of the appeals by the court.
    On April 21, 2000, the Circuit Court dismissed MAPSA's appeal based on a lack of standing (the right of a party to bring a lawsuit to court) and denied its motion for a delay of the Restructuring Order. However, MAPSA filed an appeal of this decision. On May 24, 2000, the Circuit Court dismissed both the Trigen and Sweetheart Cup appeals.
    MAPSA subsequently filed several appeals with the Maryland Court of Special Appeals, the Maryland Court of Appeals, and the Baltimore City Circuit Court. The effect of the appeals was to delay the implementation of customer choice in BGE's service territory.
    However, on August 4, 2000, the delay was rescinded and BGE retroactively adjusted its rates as if customer choice had been implemented July 1, 2000.
    On September 29, 2000, the Baltimore City Circuit Court issued an order upholding the Restructuring Order.
    On October 27, 2000, MAPSA filed an appeal with the Maryland Court of Special Appeals challenging the September 29, 2000 order issued by the Circuit Court. The Court of Special Appeals heard oral arguments on the appeal on September 7, 2001. We believe that this petition is without merit. However, we cannot predict the timing, or outcome, of this case, which could have a material adverse effect on our, and BGE's, financial results.

Asset Transfer Order
--------------------
On July 6, 2000, MAPSA and Shell Energy LLC filed, in the Circuit Court for Baltimore City, a petition for review and a delay of the Maryland PSC's order approving the transfer of BGE's generation assets issued on June 19, 2000. The Court denied MAPSA's request for a delay on August 4, 2000, and after a hearing on the petition on August 23, 2000 issued an order on September 29, 2000 upholding the Maryland PSC's order on the asset transfer. On October 27, 2000, MAPSA filed an appeal with the Maryland Court of Special Appeals challenging the September 29, 2000 order issued by the Circuit Court. The Court of Special Appeals heard oral arguments on the appeal on September 7, 2001. We also believe that this petition is without merit. However, we cannot predict the timing, or outcome, of this case, which could have a material adverse effect on our, and BGE's, financial results.

Item 5.  Other Information
-------  -----------------
Forward Looking Statements
--------------------------

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:
    o The timing and extent of changes in commodity prices for energy including coal, natural gas, oil, and electricity.
    o The timing and extent of deregulation of, and competition in, the energy markets in North America, and the rules and regulations adopted on a transitional basis in those markets.
    o The conditions of the capital markets generally, which are affected by interest rates and general economic conditions, as well as Constellation Energy and BGE's ability to maintain their current debt ratings.
    o The effectiveness of Constellation Energy's risk management policies and procedures and the ability of our counterparties to satisfy their financial commitments.
    o The liquidity and competitiveness of wholesale trading markets for energy commodities.
    o Operational factors affecting the start-up or ongoing commercial operations of our generating facilities and BGE's transmission and distribution facilities, including catastrophic weather related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of gas transportation or electric transmission services, workforce issues, terrorism and other events beyond our control.
    o The inability of BGE to recover all its costs associated with providing electric retail customers service during the electric rate freeze period.
    o The effect of weather and general economic and business conditions on energy supply, demand and prices. Regulatory or legislative developments that affect demand for energy, or increase costs, including costs related to nuclear power plants, safety or environmental compliance.
    o Cost and other effect of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities or the outcome of pending appeals regarding the Maryland PSC's orders on electric deregulation and the transfer of BGE's generation assets to affiliates.
    o Operation of our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause.
    Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.
    Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
     (a)    Exhibit No. 10(a)         Full Requirements Service Agreement Between Baltimore Gas and
                                      Electric Company and Constellation Power Source, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
            Exhibit No. 10(b)         Full Requirements Service Agreement Between Baltimore Gas and
                                      Electric Company and Allegheny Energy Supply Company, L.L.C.
                                      (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
            Exhibit No. 12(a)         Constellation Energy Group, Inc.  Computation of Ratio of Earnings to
                                      Fixed Charges.
            Exhibit No. 12(b)         Baltimore Gas and Electric Company Computation of Ratio of Earnings
                                      to Fixed Charges and Computation of Ratio of Earnings to Combined
                                      Fixed Charges and Preferred and Preference Dividend Requirements.



     (b)  Reports on Form 8-K for the quarter ended September 30, 2001:


          Date Filed                   Items Reported
          ----------                   --------------
          August 24, 2001              Item 5. Other Events
                                       Item 7. Financial Statements and Exhibits

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CONSTELLATION ENERGY GROUP, INC.
                                    -----------------------------------------
                                                  (Registrant)




Date: November 14, 2001                         /s/ E. Follin Smith
      -----------------             ------------------------------------------
                                E. Follin Smith, Senior Vice President on behalf
                                   of Constellation Energy Group, Inc. and
                                          as Principal Financial Officer






                                      BALTIMORE GAS AND ELECTRIC COMPANY
                                    ------------------------------------------
                                                  (Registrant)








Date: November 14, 2001                         /s/ Thomas F. Brady
      -----------------         -----------------------------------------------
                                Thomas F. Brady, on behalf of Baltimore Gas and
                                Electric Company as Principal Financial Officer