Form 10-Q
period 2002-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2002-11-14
CIK 9466, 1004440

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended SEPTEMBER 30, 2002

Commission File           Exact name of registrant               IRS Employer
     Number              as specified in its charter          Identification No.
---------------     ---------------------------------------   ------------------

     1-12869            CONSTELLATION ENERGY GROUP, INC.          52-1964611

     1-1910            BALTIMORE GAS AND ELECTRIC COMPANY         52-0280210

                                    MARYLAND
                ------------------------------------------------
                  (State of Incorporation of both registrants)

     750 E. PRATT STREET       BALTIMORE, MARYLAND                     21202
     -------------------------------------------------------------------------
           (Address of principal executive offices)                 (Zip Code)

                                 410-234-5000
              ----------------------------------------------------
              (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
              -----------------------------------------------------
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

Common Stock, without par value 164,737,286 shares outstanding of Constellation
Energy Group, Inc. on October 31, 2002.

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

              Baltimore Gas and Electric Company and Subsidiaries

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Part II -- Other Information

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)
                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,              September 30,
                                                                            2002          2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In millions, except per share amounts)
Revenues
   Nonregulated revenues                                               $   606.5       $  342.4     $1,415.2      $  847.5
   Regulated electric revenues                                             596.1          634.4      1,536.8       1,624.0
   Regulated gas revenues                                                   67.7           66.6        379.1         528.5
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                        1,270.3        1,043.4      3,331.1       3,000.0
Expenses
   Operating expenses                                                      732.9          568.5      2,041.8       1,832.8
   Workforce reduction costs                                                12.5            --          51.7           --
   Impairment losses and other costs                                        24.6            --          30.6           --
   Depreciation and amortization                                           125.8          102.9        360.1         308.5
   Taxes other than income taxes                                            66.5           55.2        195.7         169.6
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                          962.3          726.6      2,679.9       2,310.9
Gains on Sale of Investments and Other Assets                                 --            0.7        260.3          34.4
------------------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                     308.0          317.5        911.5         723.5
Other Income                                                                 8.3            2.3         21.1           5.3
Fixed Charges
   Interest expense                                                         78.4           66.2        228.9         216.8
   Interest capitalized and allowance for borrowed
     funds used during construction                                         (8.5)         (11.9)       (40.4)        (46.1)
   BGE preference stock dividends                                            3.3            3.3          9.9           9.9
------------------------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                                      73.2           57.6        198.4         180.6
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                 243.1          262.2        734.2         548.2
Income Taxes
   Current                                                                  86.0           86.5        253.7         198.9
   Deferred                                                                  8.4           14.2         25.9          12.9
   Investment tax credit adjustments                                        (2.0)          (2.1)        (6.0)         (6.1)
------------------------------------------------------------------------------------------------------------------------------------
   Total income taxes                                                       92.4           98.6        273.6         205.7
------------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle          150.7          163.6        460.6         342.5
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $5.6                                                --            --           --            8.5
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $   150.7       $  163.6     $  460.6      $  351.0
====================================================================================================================================
Earnings Applicable to Common Stock                                    $   150.7       $  163.6     $  460.6      $  351.0
====================================================================================================================================
Average Shares of Common Stock Outstanding                                 164.4          163.7        164.0         159.8
Earnings Per Common Share and Earnings Per Common Share - Assuming
   Dilution Before Cumulative Effect of Change in Accounting Principle     $0.92          $1.00        $2.81         $2.14
Cumulative Effect of Change in Accounting Principle                           --            --           --           0.06
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                           $0.92          $1.00        $2.81         $2.20
Dividends Declared Per Common Share                                        $0.24          $0.12        $0.72         $0.36

Consolidated Statements of Comprehensive Income (Unaudited)
                                                                           Three Months Ended        Nine Months Ended
                                                                              September 30,              September 30,
                                                                            2002         2001          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (In millions)
Net Income                                                                $150.7         $163.6       $460.6        $351.0
   Reclassification adjustment - gains on sale of investments
     included in net income, net of taxes                                     --           (0.2)      (154.9)         (9.8)
   Other comprehensive income (loss), net of taxes                         (70.4)         (18.1)       (87.5)        170.8
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income Before Cumulative Effect of
   Change in Accounting Principle                                           80.3          145.3        218.2         512.0
Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes of $22.6                                               --            --           --          (35.5)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                     $  80.3         $145.3       $218.2        $476.5
====================================================================================================================================
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets
                                                                                  September 30,         December 31,
                                                                                      2002*                 2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                     $     458.3          $     72.4
     Accounts receivable (net of allowance for uncollectibles
       of $42.2 and $22.8, respectively)                                                 830.8               738.9
     Trading securities                                                                   76.0               178.2
     Mark-to-market energy assets                                                        285.6               398.4
     Fuel stocks                                                                         125.9               108.0
     Materials and supplies                                                              222.0               205.3
     Prepaid taxes other than income taxes                                                93.3                64.7
     Other                                                                               170.9                94.3
---------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                              2,262.8             1,860.2
---------------------------------------------------------------------------------------------------------------------------------------

   Investments and Other Assets
     Real estate projects and investments                                                 94.7               210.7
     Investments in qualifying facilities and power projects                             446.1               499.1
     Investment in Orion Power Holdings, Inc.                                              --                442.5
     Financial investments                                                                37.5                60.7
     Nuclear decommissioning trust funds                                                 627.3               683.5
     Mark-to-market energy assets                                                      1,256.5             1,819.8
     Goodwill                                                                            106.0                  --
     Other                                                                               309.7               207.4
---------------------------------------------------------------------------------------------------------------------------------------
     Total investments and other assets                                                2,877.8             3,923.7
---------------------------------------------------------------------------------------------------------------------------------------

   Property, Plant and Equipment
     Regulated property, plant and equipment                                           5,026.7             4,948.7
     Nonregulated generation property, plant and equipment                             6,733.8             6,551.1
     Other nonregulated property, plant and equipment                                    224.7               192.9
     Nuclear fuel (net of amortization)                                                  210.0               169.5
     Accumulated depreciation                                                         (4,322.4)           (4,161.8)
---------------------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                 7,872.8             7,700.4
---------------------------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                             426.4               463.8
     Other                                                                               140.2               129.5
---------------------------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                              566.6               593.3
---------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $13,580.0           $14,077.6
=======================================================================================================================================

*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets
                                                                                   September 30,        December 31,
                                                                                        2002*                 2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Liabilities and Equity
   Current Liabilities
     Short-term borrowings                                                        $       18.6         $     975.0
     Current portion of long-term debt                                                   630.1             1,406.7
     Accounts payable                                                                    541.3               523.3
     Mark-to-market energy liabilities                                                   191.0               323.3
     Dividends declared                                                                   42.8                23.0
     Accrued interest                                                                    129.8                57.7
     Other                                                                               411.5               250.5
---------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         1,965.1             3,559.5
---------------------------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                             1,299.0             1,431.0
     Mark-to-market energy liabilities                                                   855.6             1,476.5
     Net pension liability                                                               113.2               173.3
     Postretirement and postemployment benefits                                          347.4               330.9
     Deferred investment tax credits                                                      87.6                93.4
     Other                                                                               257.7               165.2
---------------------------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                      2,960.5             3,670.3
---------------------------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     Long-term debt of Constellation Energy                                            2,600.0               935.0
     Long-term debt of nonregulated businesses                                           362.2               769.1
     First refunding mortgage bonds of BGE                                               904.9             1,040.7
     Other long-term debt of BGE                                                         918.1             1,129.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                          250.0               250.0
     Unamortized discount and premium                                                    (13.4)               (5.2)
     Current portion of long-term debt                                                  (630.1)           (1,406.7)
---------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                              4,391.7             2,712.5
---------------------------------------------------------------------------------------------------------------------------------------

   Minority Interests                                                                    104.2               101.7

   BGE Preference Stock Not Subject to Mandatory Redemption                              190.0               190.0

   Common Shareholders' Equity
     Common stock                                                                      2,068.6             2,042.2
     Retained earnings                                                                 1,952.4             1,611.5
     Accumulated other comprehensive (loss) income                                       (52.5)              189.9
---------------------------------------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                                 3,968.5             3,843.6
---------------------------------------------------------------------------------------------------------------------------------------

Commitments, Guarantees, and Contingencies (see Notes)

Total Liabilities and Equity                                                         $13,580.0           $14,077.6
=======================================================================================================================================

*  Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           2002             2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Cash Flows From Operating Activities
   Net income                                                                            $  460.6         $  351.0
   Adjustments to reconcile to net cash provided by operating activities
     Cumulative effect of change in accounting principle                                      --              (8.5)
     Depreciation and amortization                                                          403.6            343.1
     Deferred income taxes                                                                   25.9             12.9
     Investment tax credit adjustments                                                       (6.0)            (6.1)
     Deferred fuel costs                                                                     24.4             56.4
     Pension and postemployment benefits                                                   (114.0)            19.5
     Gains on sale of investments                                                          (260.3)           (34.4)
     Workforce reduction costs                                                               51.7               --
     Impairment losses and other costs                                                       30.6               --
     Equity in earnings of affiliates less than (in excess of) dividends received            47.7             (6.9)
     Changes in
       Accounts receivable                                                                  114.0             (9.6)
       Mark-to-market energy assets and liabilities                                         (77.1)            (6.8)
       Materials, supplies and fuel stocks                                                  (34.6)           (34.2)
       Other current assets                                                                  87.0            (23.3)
       Accounts payable                                                                    (147.4)            12.9
       Other current liabilities                                                            121.7            157.4
       Other                                                                                (72.1)          (180.1)
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                655.7            643.3
---------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property, plant and equipment                                              (621.6)        (1,003.9)
   Acquisition of NewEnergy, net of cash acquired                                          (207.8)              --
   Contributions to nuclear decommissioning trust funds                                     (13.2)           (17.6)
   Purchases of marketable equity securities                                                 (0.2)           (31.4)
   Sales of marketable equity securities                                                    130.9             80.8
   Sales of investment in Orion Power Holdings, Inc.                                        454.1             26.2
   Sales of real estate investments                                                         123.9               --
   Sales of property, plant and equipment                                                    44.4             49.5
   Other                                                                                    (26.7)           (11.8)
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                   (116.2)          (908.2)
---------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net (maturity) issuance of short-term borrowings                                        (956.4)           127.3
   Proceeds from issuance of
     Long-term debt                                                                       2,302.7            851.8
     Common stock                                                                            19.6            504.4
   Repayment of long-term debt                                                           (1,431.3)        (1,244.9)
   Common stock dividends paid                                                              (98.4)          (101.0)
   Other                                                                                     10.2              8.6
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                     (153.6)           146.2
---------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        385.9           (118.7)
Cash and Cash Equivalents at Beginning of Period                                             72.4            182.7
---------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $  458.3         $   64.0
=======================================================================================================================================

Other Cash Flow Information
   Cash paid during the period for:
     Interest (net of amounts capitalized)                                                 $117.5           $178.8
     Income taxes                                                                          $160.4           $139.1

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 2002           2001          2002           2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In millions)
Revenues
   Electric revenues                                           $596.3          $634.6      $1,537.1       $1,624.4
   Gas revenues                                                  72.2            66.8         388.1          534.1
---------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                               668.5           701.4       1,925.2        2,158.5

Expenses
   Operating expenses:
     Electric fuel and purchased energy                         358.6           418.0         872.9          977.7
     Gas purchased for resale                                    28.3            22.9         191.3          328.0
     Operations and maintenance                                  92.9            83.3         259.1          256.9
   Workforce reduction costs                                      3.3             --           32.1           --
   Depreciation and amortization                                 55.1            53.5         167.4          166.8
   Taxes other than income taxes                                 43.0            43.3         129.1          132.6
---------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                               581.2           621.0       1,651.9        1,862.0
---------------------------------------------------------------------------------------------------------------------------------------
Income from Operations                                           87.3            80.4         273.3          296.5
Other Income                                                      3.0             2.6           7.9            1.6
Fixed Charges
   Interest expense                                              34.2            39.1         108.4          120.6
   Allowance for borrowed funds used during construction         (0.3)            --           (1.1)          (1.4)
---------------------------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                           33.9            39.1         107.3          119.2
---------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       56.4            43.9         173.9          178.9
Income Taxes
   Current                                                        7.9            17.9          73.9           78.2
   Deferred                                                      15.2            (0.6)         (3.1)          (6.3)
   Investment tax credit adjustments                             (0.6)           (0.5)         (1.6)          (1.7)
---------------------------------------------------------------------------------------------------------------------------------------
   Total income taxes                                            22.5            16.8          69.2           70.2
---------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       33.9            27.1         104.7          108.7
Preference Stock Dividends                                        3.3             3.3           9.9            9.9
---------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                            $ 30.6          $ 23.8      $   94.8       $   98.8
=======================================================================================================================================

See Notes to Consolidated Financial Statements.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets

                                                                                     September 30,     December 31,
                                                                                          2002*               2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Assets
   Current Assets
     Cash and cash equivalents                                                       $      9.8          $    37.4
     Accounts receivable (net of allowance for uncollectibles
       of $14.0 and $13.4 respectively)                                                   321.9              295.2
     Investment in cash pool, affiliated company                                          383.7              439.1
     Accounts receivable, affiliated companies                                            257.7              133.4
     Fuel stocks                                                                           54.7               52.3
     Materials and supplies                                                                32.9               33.1
     Prepaid taxes other than income taxes                                                 62.9               43.8
     Other                                                                                 15.9               36.3
---------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                               1,139.5            1,070.6
---------------------------------------------------------------------------------------------------------------------------------------

   Other Assets
     Receivable, affiliated company                                                         --               113.3
     Other                                                                                 82.1               74.5
---------------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                                    82.1              187.8
---------------------------------------------------------------------------------------------------------------------------------------

   Utility Plant
     Plant in service
       Electric                                                                         3,405.3            3,349.9
       Gas                                                                              1,027.1            1,014.4
       Common                                                                             491.6              498.1
---------------------------------------------------------------------------------------------------------------------------------------
       Total plant in service                                                           4,924.0            4,862.4
     Accumulated depreciation                                                          (1,836.8)          (1,751.4)
---------------------------------------------------------------------------------------------------------------------------------------
     Net plant in service                                                               3,087.2            3,111.0
     Construction work in progress                                                         98.2               81.8
     Plant held for future use                                                              4.5                4.5
---------------------------------------------------------------------------------------------------------------------------------------
     Net utility plant                                                                  3,189.9            3,197.3
---------------------------------------------------------------------------------------------------------------------------------------

   Deferred Charges
     Regulatory assets (net)                                                              426.4              463.8
     Other                                                                                 31.8               35.0
---------------------------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                               458.2              498.8
---------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                           $4,869.7           $4,954.5
=======================================================================================================================================

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Balance Sheets

                                                                                      September 30,     December 31,
                                                                                          2002*             2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Liabilities and Equity
   Current Liabilities
     Current portion of long-term debt                                                  $  593.7          $  666.3
     Accounts payable                                                                       68.7              63.6
     Accounts payable, affiliated companies                                                 77.7              92.6
     Customer deposits                                                                      52.9              50.0
     Accrued taxes                                                                          28.0               7.6
     Accrued interest                                                                       41.1              37.0
     Accrued vacation costs                                                                 17.8              21.7
     Other                                                                                  26.5              39.2
---------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             906.4             978.0
---------------------------------------------------------------------------------------------------------------------------------------

   Deferred Credits and Other Liabilities
     Deferred income taxes                                                                 497.9             503.1
     Postretirement and postemployment benefits                                            276.1             266.1
     Deferred investment tax credits                                                        21.1              22.7
     Decommissioning of federal uranium enrichment facilities                               19.3              19.3
     Other                                                                                  14.0              17.2
---------------------------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                          828.4             828.4
---------------------------------------------------------------------------------------------------------------------------------------

   Long-term Debt
     First refunding mortgage bonds of BGE                                                 904.9           1,040.7
     Other long-term debt of BGE                                                           918.1           1,129.6
     Company obligated mandatorily redeemable trust preferred
       securities of subsidiary trust holding solely 7.16% debentures
       of BGE due June 30, 2038                                                            250.0             250.0
     Long-term debt of nonregulated businesses                                              25.0              71.0
     Unamortized discount and premium                                                       (5.2)             (3.3)
     Current portion of long-term debt                                                    (593.7)           (666.3)
---------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                1,499.1           1,821.7
---------------------------------------------------------------------------------------------------------------------------------------

   Minority Interest                                                                        19.6               5.0

   Preference Stock Not Subject to Mandatory Redemption                                    190.0             190.0

   Common Shareholder's Equity
     Common stock                                                                          911.9             711.9
     Retained earnings                                                                     514.3             419.5
---------------------------------------------------------------------------------------------------------------------------------------
     Total common shareholder's equity                                                   1,426.2           1,131.4
---------------------------------------------------------------------------------------------------------------------------------------

Commitments, Guarantees, and Contingencies (see Notes)

Total Liabilities and Equity                                                            $4,869.7          $4,954.5
=======================================================================================================================================

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION (CONTINUED)
Item 1 - Financial Statements
Consolidated Statements of Cash Flows (Unaudited)
                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                              2002            2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In millions)
Cash Flows From Operating Activities
   Net income                                                                              $  104.7       $  108.7
   Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization                                                            169.6          168.5
     Deferred income taxes                                                                     (3.1)          (6.3)
     Investment tax credit adjustments                                                         (1.6)          (1.7)
     Deferred fuel costs                                                                       24.4           56.4
     Pension and postemployment benefits                                                      (42.0)           8.1
     Workforce reduction costs                                                                 32.1             --
     Allowance for equity funds used during construction                                       (2.1)          (2.2)
     Changes in
       Accounts receivable                                                                    (37.7)         (50.7)
       Materials, supplies and fuel stocks                                                     (2.2)         (27.8)
       Other current assets                                                                    11.5          (22.3)
       Accounts payable                                                                        (9.8)           4.1
       Other current liabilities                                                               10.8            2.6
       Other                                                                                   23.8            8.0
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                  278.4          245.4
---------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Utility construction expenditures (excluding equity portion of AFC)                       (136.1)        (172.0)
   Investment in cash pool at parent                                                           55.4           (2.1)
   Other                                                                                      (22.0)         (11.0)
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                     (102.7)        (185.1)
---------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net maturity of short-term borrowings                                                        --            75.3
   Proceeds from issuance of long-term debt                                                     --           210.9
   Repayment of long-term debt                                                               (393.4)        (334.1)
   Capital contribution from parent                                                           200.0             --
   Preference stock dividends paid                                                             (9.9)          (9.9)
---------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                     (203.3)         (57.8)
---------------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                          (27.6)           2.5
Cash and Cash Equivalents at Beginning of Period                                               37.4           21.3
---------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                $     9.8       $   23.8
=======================================================================================================================================

Other Cash Flow Information
   Cash paid during the period for:
     Interest (net of amounts capitalized)                                                   $104.5         $122.8
     Income taxes                                                                            $ 22.4         $ 66.9

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

Workforce Reduction Costs
During 2002, we have incurred costs related to workforce reduction efforts initiated in the fourth quarter of 2001 and additional initiatives undertaken in the third quarter of 2002. We discuss these costs in more detail below.

2001 Programs
In the fourth quarter of 2001, we undertook several measures to reduce our workforce through both voluntary and involuntary means as discussed in Note 2 of our 2001 Annual Report on Form 10-K.
    In accordance with Emerging Issues Task Force Issue (EITF) 94-3, Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring), we recognized a liability of $25.1 million at December 31, 2001 for the targeted number of involuntary terminations that would have resulted if no employees elected the age 50 to 54 Voluntary Special Early Retirement Program (VSERP). The number of employees that elected to voluntarily retire under the age 50 to 54 VSERP and how many employees would thereafter be involuntarily severed was unknown until after the election period of the age 50 to 54 VSERP, which ended in February
2002.
    In the first quarter of 2002, we recorded $35.1 million of net workforce reduction costs associated with our workforce reduction initiatives. In the first quarter of 2002, 308 employees elected the age 50 to 54 VSERP for a total cost of $52.9 million. We involuntary severed 129 employees that resulted in total costs for involuntary severances of $7.3 million. Accordingly, we reversed
$17.8 million of the $25.1 million involuntary severance accrual recorded in
2001 to reflect the employees that elected the age 50 to 54 VSERP.
    The $35.1 million of net workforce reduction costs recorded during the first quarter of 2002 as discussed above, consisted of $25.9 million recognized as expense, of which BGE recognized $20.9 million. The remaining $9.2 million was recognized by BGE as a regulatory asset related to its gas business.
    In the second quarter of 2002, we recorded $16.3 million of net workforce reduction costs. This amount included an $18.8 million settlement charge for our basic, qualified pension plan under Statement of Financial Accounting Standards
(SFAS) No. 88, Employers' Accounting for Settlements and Curtailments of Defined
Benefit Pension Plans and for Termination Benefits. This charge reflects the recognition of actuarial gains and losses associated with employees who have retired and taken their pension in the form of a lump-sum payment. In accordance with SFAS No. 88, this settlement charge could not be recognized with the other workforce reduction costs in the fourth quarter of 2001. Under SFAS No. 88, the settlement charge could not be recognized until lump-sum pension payments exceeded annual pension plan service and interest cost, which occurred in the second quarter of 2002. Partially offsetting the settlement charge, we reversed approximately $2.5 million of previously accrued workforce reduction costs during the second quarter of 2002. This primarily represented the reversal of education and outplacement assistance benefits we accrued that employees did not utilize to the extent expected.
    The $16.3 million of net workforce reduction costs recorded in the second quarter of 2002 as discussed above, consisted of $13.3 million recognized as expense, of which BGE recognized $7.9 million. The remaining $3.0 million was recognized by BGE as a regulatory asset related to its gas business.
    In the third quarter of 2002, we recorded $6.0 million of additional costs associated with our 2001 workforce reduction initiatives. This amount consisted of a $5.2 million settlement charge for our basic, qualified pension plan under
SFAS No. 88 for additional lump-sum pension payments made during the period, and an $0.8 million expense associated with deferred payments to employees eligible for the VSERP.
    The $6.0 million discussed above, included $5.3 million recognized as expense, of which BGE recognized $3.3 million. The remaining $0.7 million was recognized by BGE as a regulatory asset related to its gas business.

    The following table summarizes the status of that portion of total workforce reduction costs related to the involuntary severance liability recorded under
EITF 94-3 for our 2001 workforce reduction programs:

                                                 (In millions)
 Severance liability balance at December 31, 2001           $ 25.1
 VSERP elections in first quarter of 2002            52.9
 Reduction of severance accrual for
   age 50 to 54 VSERP elections                     (17.8)
                                                  ---------
 Amounts recorded in first quarter of 2002                    35.1
 Settlement charge in second quarter of 2002         18.8
 Reduction of severance accrual in
   second quarter of 2002                            (0.6)
                                                  ---------
 Amounts recorded in second quarter of 2002                   18.2
 Amounts recorded in third quarter of 2002                     6.0
 Cash severance payments made in 2002                         (6.1)
 Amount reflected in long-term
   pension and postretirement obligations                    (77.7)
                                                           --------
 Severance liability balance at September 30, 2002          $  0.6
                                                           ========

    The amount reflected in long-term pension and postretirement obligations is recorded as liabilities in "Net pension liability" and "Postretirement and postemployment benefits" in our Consolidated Balance Sheets.

2002 Programs
In the third quarter of 2002, we recorded approximately $7.2 million of workforce reduction costs associated with new initiatives expected to result in the elimination of 118 positions at Calvert Cliffs Nuclear Power Plant (Calvert
Cliffs) and in our information technology organization. In accordance with EITF
94-3, we recognized a $7.2 million charge to expense for anticipated involuntary severance costs associated with these workforce reductions. BGE recorded $0.6 million of this amount associated with the information technology organization.
    In addition, we recorded $2.7 million of workforce reduction costs for the expected elimination of 115 positions as a result of the closing of our BGE Home retail merchandise stores. These costs are included in "Impairment losses and other costs" in our Consolidated Statements of Income. We discuss the closing of these stores in more detail on page 13.

Impairment Losses and Other Costs
Investments in Qualifying Facilities and Power Projects
Our merchant energy business holds up to a 50% ownership interest in 28 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 28 projects, 20 are
"qualifying facilities" that receive certain exemptions and pricing under the
Public Utility Regulatory Policy Act of 1978 based on the facilities' energy source or the use of a cogeneration process.
    In the third quarter of 2002, we recorded impairment losses on certain of these investments totaling $14.4 million pre-tax, or $9.9 million after-tax, under the provisions of Accounting Principles Board Opinion (APB) No. 18, The
Equity Method of Accounting for Investments in Common Stock. At September 30,
2002, our investment in these projects consisted of the following:

                  Book Value                            Book Value
                    Before     Pre-tax     After-tax     After
Project Type      Write-down  Write-down   Write-down   Write-down
-------------------------------------------------------------------
                                  (In millions)
Geothermal           $151.4   $  5.2          $3.4       $146.2
Coal                  138.6      --             --        138.6
Hydroelectric          63.0      --             --         63.0
Biomass                55.6      --             --         55.6
Fuel Processing        27.1      2.6           1.7         24.5
Solar                  10.5      --             --         10.5
Waste to Energy         6.6      6.6           4.8           --
-------------------------------------------------------------------
Total                $452.8    $14.4          $9.9       $438.4
===================================================================

     The provisions of APB No. 18 require that an impairment loss be recognized when an investment experiences a loss in value that is other than temporary.
During the third quarter of 2002, we performed an analysis of whether any of our investments in qualifying facilities and power projects were impaired.
    As a result of our analysis, we concluded that the declines in value of particular investments in certain qualifying facilities and power projects were other than temporary in nature under the provisions of APB No. 18 and we recognized the following losses in the third quarter of 2002:
    o  We recognized a $5.2 million pre-tax, or $3.4 million after-tax, other than temporary decline in value of our investment in a partnership that owns a geothermal project in Nevada. This project experienced a well implosion and we believe that the expected cash flows from the project will not be sufficient to recover our equity interest in that partnership.

    o  We recognized a $2.6 million pre-tax, or $1.7 million after-tax, other than temporary decline in value of our investment in a fuel processing site in
       Pennsylvania where the expected cash flows from a sublease are no longer expected to be sufficient to recover our lease costs associated with this site.
    o  We recognized a $6.6 million pre-tax, or $4.8 million after-tax, other than temporary decline in value of our investment in a partnership that owns a waste burning power project in Michigan. At December 31, 2001, we recognized a $6.1 million pre-tax impairment loss on this investment because we expected operating cash flows would not be sufficient to pay existing debt service and that we would not be able to recover our equity investment. However, at that time, we believed that we would recover our senior working capital loans receivable and accounts receivable for operating the project. As of September 2002, the operating performance of the project has not improved as expected, and we now believe the expected future cash flows are no longer sufficient to recover these receivables.
       Therefore, we recognized an additional impairment loss on this investment.
    We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB
No. 18.
   We have an investment in a partnership that owns a geothermal project with a book value of $93 million. Currently, the project is not generating at its designed capacity. The project is drilling wells at this site to restore the generation to its capacity. We expect the current well drilling to be successful and the geothermal resource to be sufficient to enable the project to generate adequate cash flows over the life of this project to recover our equity interest in that investment. However, should current or future well drilling at this site prove to be unsuccessful or become uneconomic, causing us not to make future investments in this partnership, our investment in this partnership could become impaired under the provisions of APB No. 18.
   The ability to recover our costs in our equity-method investments that own biomass and solar projects is partially dependent upon subsidies from the State of California. Under the California Public Utility Act, subsidies currently exist in that the California Public Utilities Commission requires electric corporations to identify a separate rate component to fund the development of renewable resources technologies, including solar, biomass, and wind facilities.
In addition, proposed legislation requires that each electric corporation increase its total procurement of eligible renewable energy resources by at least one percent per year so that 20% of its retail sales are procured from eligible renewable energy resources by 2017. The proposed legislation also requires the California Energy Commission to award supplemental energy payments to electric corporations to cover above market costs of renewable energy.
    Given the need for electric power and the desire for renewable resource technologies, we believe California will continue to subsidize the use of renewable energy to make these projects economical to operate. However, should the California legislation fail to adequately support the renewable energy initiatives, our equity-method investments in these types of projects could become impaired under the provisions of APB No. 18, and any losses recognized could be material.

Closing of BGE Home Retail Merchandise Stores
In September 2002, we announced our decision to close our BGE Home retail merchandise stores. In connection with that decision, we recognized approximately $9.3 million in exit costs. We recognized $2.7 million related to expected severance costs as discussed in the Workforce Reduction Costs section on page 12 and $2.5 million of costs in connection with the termination of leases for the eight stores in accordance with EITF 94-3.
    We also recognized $3.2 million for the write-off of unamortized leasehold improvements in accordance with SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets, and $0.9 million for the write-down of inventory to a lower-of-cost-or-market valuation in accordance with Accounting Research
Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The
$0.9 million is included in "Operating expenses" in our Consolidated Statements of Income.

Real Estate and International Investments
As discussed in our 2001 Annual Report on Form 10-K, we changed our strategy from an intent to hold to an intent to sell for certain of our non-core assets.
During the third quarter of 2002, we determined that the fair value of several real estate projects and our investment in an international power project declined below their respective book values due to deteriorating market conditions for these projects. Accordingly, we recorded losses that totaled $1.8 million for these projects in accordance with SFAS No. 144 and APB No. 18.

Sale of Senior-Living Facilities
On October 25, 2002, we sold all of our 18 senior-living facilities for $77.2 million that represents a combination of cash and the assumption by the buyer of existing mortgages. The proceeds from the sale approximate the book value of these facilities.

Investment in Orion
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

Acquisition of NewEnergy
On September 9, 2002, we completed our purchase of AES NewEnergy, Inc. from AES
Corporation. Subsequent to the acquisition, we renamed AES NewEnergy, Inc. as
Constellation NewEnergy, Inc. (NewEnergy). NewEnergy is a leading national provider of electricity, natural gas, and energy services, serving approximately
4,300 megawatts (MW) of load associated with large commercial and industrial customers in competitive energy markets including the Northeast, Mid-Atlantic,
Midwest, Texas and California. We acquired 100% ownership of NewEnergy for cash of $253.3 million including $1.4 million of direct costs associated with the acquisition. We acquired cash of $45.5 million as part of the purchase. We include NewEnergy in our Merchant Energy business segment.
    Our preliminary purchase price allocation for the net assets acquired is as follows:

At September 9, 2002                 (In millions)
----------------------------------------------------
Cash                                     $  45.5
Other Current Assets                       368.6
----------------------------------------------------
Total Current Assets                       414.1
Net Property, Plant and Equipment            7.0
Goodwill                                   106.0
Other Assets                                51.3
----------------------------------------------------
Total Assets Acquired                      578.4

Current Liabilities                        278.4
Deferred Credits and Other Liabilities      46.7
----------------------------------------------------
Net Assets Acquired                       $253.3
====================================================

    We recorded the existing contracts at fair value as part of the purchase price allocation. The preliminary net fair value of the contracts was $54.8 million. We recorded the fair value of these contracts as follows:

Net fair value of acquired contracts
-------------------------------------------------
                                 (In millions)
Current Assets                       $  78.6
Noncurrent Assets                       45.0
-------------------------------------------------
Total Assets                           123.6
-------------------------------------------------

Current Liabilities                     46.8
Noncurrent Liabilities                  22.0
-------------------------------------------------
Total Liabilities                       68.8
-------------------------------------------------
Net fair value of acquired contracts $  54.8
=================================================

    We will amortize this value over a period extending through 2007. The weighted-average amortization period is approximately 2 years and represents the expected contract duration.
    Currently, we have the following items that have not been finalized that could impact our purchase price allocation:
    o further refinements to the preliminary valuation of the existing contracts,
    o adjustments to the preliminary estimates of severance and relocation costs recorded as current liabilities associated with the integration of
      NewEnergy into our operations,
    o certain tax matters, including the resolution of the net asset basis calculation and certain state income taxes payable on the transaction where we have up to 90 days after the closing to settle,
    o results from outside appraisers hired to value potential other intangible assets, and
    o results from the independent audit of the closing balance sheet.
    On a pro-forma basis, had the acquisition of NewEnergy occurred on the first day of each of the periods presented below, our nonregulated revenues and total revenues would have been as follows:

                    Three Months Ended  Nine Months Ended
                      September 30,       September 30,
                     2002      2001       2002      2001
------------------ --------- --------- --------- ---------
                                (In millions)
Nonregulated
   revenues
As reported         $  606.5  $  342.4  $1,415.2  $  847.5
Pro-forma              854.2     566.6   2,203.6   1,339.8

Total revenues
As reported         $1,270.3  $1,043.4  $3,331.1  $3,000.0
Pro-forma            1,518.0   1,267.6   4,119.5   3,492.3

    We believe that the pro-forma impact on "Income before cumulative effect of change in accounting principle," "Net income," and "Earnings per common share"
would not have been material had the acquisition of NewEnergy occurred on the first day of each of the periods presented.

Information by Operating Segment
Our reportable operating segments are - Merchant Energy, Regulated Electric, and
Regulated Gas:
    o Our nonregulated merchant energy business in North America:
        -  provides power marketing, origination transactions (such as load-serving, tolling contracts, and power purchase agreements), and risk management services,
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
        -  provide cooling services,
        -  own financial investments,
        -  develop, own, and manage real estate,
        -  own senior-living facilities (until October 25, 2002), and
        -  own interests in international power generation and distribution projects and investments.
    These reportable segments are strategic businesses based principally upon regulations, products, and services that require different technology and marketing strategies. We evaluate the performance of these segments based on net income. We account for intersegment revenues using market prices. A summary of information by operating segment is shown in the table on the next page.
    As previously discussed in our 2001 Annual Report on Form 10-K, we decided to sell certain non-core assets and accelerate the exit strategies on other assets that we will continue to hold and own over the next several years. These assets included certain real estate, senior-living facilities, and international power projects. In addition, we initiated a liquidation program for our financial investments operation and expect to sell substantially all of our investments in this operation by the end of 2003. In September 2002, we announced the closing of BGE Home's retail merchandise stores by December 2002 and in October 2002, we sold all of our senior-living facilities.
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

                                                                                        Unallocated
                              Merchant       Regulated      Regulated       Other        Corporate
                               Energy        Electric         Gas        Nonregulated    Items and
                              Business       Business        Business     Businesses    Eliminations   Consolidated
--------------------------- -------------- -------------- ------------- -------------- --------------- -------------
For the three months ended September 30,                           (In millions)
2002
Unaffiliated revenues          $  473.0       $  596.1          $ 67.7       $133.5     $    --        $1,270.3
Intersegment revenues             359.0            0.2             4.5          --        (363.7)           --
---------------------------- ------------- -------------- ------------- -------------- ------------ ----------------
Total revenues                    832.0          596.3            72.2        133.5       (363.7)       1,270.3
Net income (loss)                 130.3           35.0            (4.1)       (10.5)         --           150.7

2001
Unaffiliated revenues          $  230.0       $  634.4          $ 66.6       $112.4     $    --        $1,043.4
Intersegment revenues             401.4            0.2             0.2          --        (401.8)           --
---------------------------- ------------- -------------- ------------- -------------- ------------ ----------------
Total revenues                    631.4          634.6            66.8        112.4       (401.8)       1,043.4
Net income (loss)                 144.9           27.3            (2.3)        (6.3)         --           163.6

For the nine months ended September 30,
2002
Unaffiliated revenues          $1,029.6       $1,536.8          $379.1       $385.6     $    --        $3,331.1
Intersegment revenues             850.5            0.3             9.0          --        (859.8)           --
---------------------------- ------------- -------------- ------------- -------------- ------------ ----------------
Total revenues                  1,880.1        1,537.1           388.1        385.6       (859.8)       3,331.1
Net income                        213.7           68.8            26.6        151.5          --           460.6

2001
Unaffiliated revenues          $  427.2       $1,624.0          $528.5       $420.3     $    --        $3,000.0
Intersegment revenues             933.9            0.4             5.6          1.9       (941.8)           --
---------------------------- ------------- -------------- ------------- -------------- ------------ ----------------
Total revenues                  1,361.1        1,624.4           534.1        422.2       (941.8)       3,000.0
Cumulative effect of change
  in accounting principle           --             --              --           8.5          --             8.5
Net income                        239.7           73.0            29.4          8.9          --           351.0

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Financing Activity
Constellation Energy
Constellation Energy issued the following notes during the period from
January 1, 2002 through the date of this report:

                                          Maturity
                                            and
                                    Date  Repayment   Net
                         Principal Issued   Date    Proceeds
------------------------ --------- ------ --------- --------
                                    (In millions)
6.35% Fixed Rate Notes      $600.0  3/02     4/07  $  595.4
7.00% Fixed Rate Notes       600.0  3/02     4/12     592.9
7.60% Fixed Rate Notes       600.0  3/02     4/32     592.8
6.125% Fixed Rate Notes      500.0  8/02     9/09     496.1
------------------------ --------- ------ -------- ---------
    Total                 $2,300.0                 $2,277.2
======================== =========                 =========

    We used a portion of the net proceeds from the March debt issuances to repay short-term borrowings, and in April 2002 we used a portion to prepay the sellers' note of $388.1 million originally issued for the acquisition of Nine
Mile Point Nuclear Station (Nine Mile Point). We used a portion of the net proceeds from the August debt issuance to complete the purchase of NewEnergy.
    In June 2002, Constellation Energy arranged a $640 million 364-day revolving credit facility and a $640 million three-year revolving credit facility replacing a $380 million 364-day revolving credit facility. We use these two facilities to allow issuance of commercial paper and letters of credit primarily for our merchant energy business.
    In addition, a bridge financing facility of $700 million expired in June
2002. This facility was initially established in June 2001 at $2.5 billion primarily to refinance maturities due or callable specifically in connection with plans to separate our businesses and to allow issuance of commercial paper after separation. We canceled our plans to separate our businesses in October
2001.
    Constellation Energy also has an existing $188.5 million revolving credit facility available to allow issuance of commercial paper and letters of credit.
This facility expires in June 2003.
    These revolving credit facilities allow issuance of letters of credit up to approximately $1.1 billion. At September 30, 2002, letters of credit that totaled $296.1 million were issued under all of our facilities.

BGE
In conjunction with the July 1, 2000 transfer of generation assets, BGE currently is contingently liable for $270 million of the tax exempt debt that was assigned to nonregulated affiliates of Constellation Energy.
    BGE maintains $200 million in annual committed credit facilities, expiring
May through November of 2003, in order to allow commercial paper to be issued.
As of September 30, 2002, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.
    On August 28, 2002, BGE called $11.7 million principal amount of its 7 1/2%
Series, due April 15, 2023 First Refunding Mortgage Bonds in connection with its annual sinking fund. Bonds called were redeemed at the price of 100% of principal, plus accrued interest from April 15, 2002 to August 28, 2002.
    In the future, BGE may purchase some of its long-term debt or preference stock in the market depending on market conditions and BGE's capital structure.

Commitments
Our merchant energy business enters into long-term contracts for:
    o the purchase of electric generating capacity and energy,
    o the procurement and delivery of fuels to supply our generating plant requirements,
    o the capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers, and
    o other capital requirements.
    Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas.
    BGE Home Products & Services also has gas and electric purchase commitments related to sales programs. The gas commitments expire in 2003 and the electric commitments expire in 2004.
    At September 30, 2002, the total amount of commitments was $1,658.5 million and they are primarily related to our merchant energy business.

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
The Clean Air Act and many state laws require significant reductions in SO2
(sulfur dioxide) and NOx (nitrogen oxide) emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of our projects. Various provisions may require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.
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
    Many of our generation facilities are subject to NOX reduction requirements under the EPA rule, including those located in Maryland and Pennsylvania. This regulation affects both new and existing facilities, causing additional capital investment. At the Brandon Shores and Wagner facilities, we installed emission reduction equipment to meet Maryland regulations issued pursuant to EPA's rule.
The owners of the Keystone plant in Pennsylvania are installing emissions reduction equipment by July 2003 to meet Pennsylvania regulations issued pursuant to EPA's rule. We estimate our costs for the equipment needed at the
Keystone plant will be approximately $35 million. Through September 30, 2002, we have spent approximately $22 million.
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
could be material.
    Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the
President's initiatives on us are unknown as of the date of this report. As a result of our diverse fuel portfolio, our contribution to greenhouse gases varies. Fossil fuel-fired power plants, however, are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, our compliance costs with any mandated federal greenhouse gas reductions in the future could be material.

Clean Water Act
In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing utilities and non-utility power producers that currently employ a cooling water intake structure and whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require the installation of additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements.
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
    However, based on a Record of Decision issued by the EPA in 1998, we can estimate that our current 15.47% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could be as much as $2.3 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. There has been no significant activity with respect to this site since the EPA's Record of Decision in 1998.
    In late December 1996, BGE signed a consent order with the Maryland
Department of the Environment (MDE) that required it to implement remedial action plans for contamination at and around the Spring Gardens site, located in
Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. BGE submitted the required remedial action plans and they were approved by the MDE. Based on these plans, the costs BGE considers to be probable to remedy the contamination are estimated to total $47 million. BGE has recorded these costs as a liability on its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. We discuss this further in Note
6 of our 2001 Annual Report on Form 10-K.
    Because of the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE recognized by approximately
$14 million. Through September 30, 2002, BGE has spent approximately $38 million for remediation at this site.

BGE also investigated other small sites where gas was manufactured in the past.
We do not expect the cleanup costs of the remaining smaller sites to have a material effect on our financial results.
    Other potential environmental liabilities and pending environmental actions are described further in our 2001 Annual Report on Form 10-K in Item 1. Business
- Environmental Matters.

Storage of Spent Nuclear Fuel
As previously discussed in our 2001 Annual Report on Form 10-K, on February 14,
2002, the Secretary of Energy submitted to the President a recommendation for approval of the Yucca Mountain site for the development of a nuclear waste repository for the disposal of spent nuclear fuel and high level nuclear waste from the nation's defense activities. In July 2002, the President signed a resolution approving the Yucca Mountain site after receiving the approval of this site from the U.S. Senate and House of Representatives. This action allows the Department of Energy to apply to the Nuclear Regulatory Commission (NRC) to license the project. The Department of Energy expects that this facility will open in 2010. However, the opening of Yucca Mountain could be delayed due to litigation and other issues related to the site as a permanent repository for spent nuclear fuel.

Insurance
Nuclear Insurance
We maintain nuclear insurance coverage for Calvert Cliffs and Nine Mile Point in four program areas: liability, worker radiation claims, property, and accidental outage. However, these policies have certain industry standard exclusions, such as ordinary wear and tear, and war. Terrorist acts, while not excluded from the property and accidental outage policies, are covered as a common occurrence, meaning that if terrorist acts occur against one or more commercial nuclear power plants insured by our insurance company within a 12-month period, they will be treated as one event and the owners of the plants will share one full limit of each type of policy (currently $3.24 billion). Claims that arise out of terrorist acts are also covered by our nuclear liability and worker radiation policies. However, these policies are subject to one industry aggregate limit
(currently $200 million) for the risk of terrorism. Unlike the property and accidental outage policies, an industry-wide retrospective assessment program applies to the nuclear liability and worker radiation policies that we discuss below.
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
    Some of the provisions of this Act expired in August 2002. However, a renewal bill was passed by the U.S. House of Representatives that proposes a change in the annual retrospective premium limit from $10 million to $15 million per reactor per incident and a change in the maximum potential assessment from
$88.1 million to $98.7 million per reactor per incident. If approved, these changes would increase the amount we could be assessed to $394.8 million per incident, payable at no more than $60 million per incident per year. The
Price-Anderson Act will remain in effect in its current form until it is renewed. We do not know what impact any other changes to the Act may have on us until a final resolution is reached.

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

Nuclear Property Insurance
Our policies provide $500 million in primary and an additional $2.25 billion in excess coverage for property damage, decontamination, and premature decommissioning liability resulting from a covered loss under the property policy for Calvert Cliffs or Nine Mile Point. This coverage currently is purchased through an industry mutual insurance company. If accidents at plants insured by the mutual insurance company cause a shortfall of funds, all policyholders could be assessed, with our share being up to $56.2 million.

Accidental Nuclear Outage Insurance
Our policies provide indemnification on a weekly basis for losses resulting from an accidental outage of a nuclear unit. Coverage begins after a 12-week deductible period and continues at 100% of the weekly indemnity limit for 52 weeks then 80% of the weekly indemnity limit for the next 110 weeks. Our coverage is up to $490.0 million per unit at Calvert Cliffs, $335.4 million for
Unit 1 of Nine Mile Point, and $412.6 million for Unit 2 of Nine Mile Point.
This amount could be reduced by up to $98.0 million per unit at Calvert Cliffs and $82.5 million for Nine Mile Point if an outage of more than one unit is caused by the same insured physical damage loss.

Non-Nuclear Property Insurance
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

California Power Agreements
As a result of ongoing litigation before the FERC regarding sales into the spot markets of the California Independent System Operator and Power Exchange, we
estimate that we may be required to pay refunds of between $3 and $4 million for transactions that we entered into with these entities for the period between
October 2000 and June 2001. However, our estimates are based on current information, and because litigation is ongoing, new events could occur that could cause these estimates to change.
    We signed a settlement agreement unrelated to the refund litigation regarding our High Desert Power Project with several parties who are also parties to the refund litigation. Under the settlement agreement, these parties disclaimed any rights to refunds under this proceeding. However, it is possible that the FERC could require us to pay refunds to those parties despite the settlement.

Related Party Transactions - BGE
Income Statement
Under the Restructuring Order issued by the Maryland Public Service Commission
(Maryland PSC) in November 1999, BGE is providing standard offer service to customers at fixed rates over various time periods during the transition period from July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Constellation Power Source is under contract to provide BGE with 100% of the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period, and 90% of the energy and capacity for the final three years (July 1, 2003 through June 30,
2006) of the transition period. The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was $358.5 million for the quarter ended September 30, 2002 compared to $402.8 million for the same period in 2001 and $872.8 million for the nine months ended September 30, 2002 compared to $935.3 million for the same period in 2001.

    In addition, BGE is charged by Constellation Energy for certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE.
Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $7.5 million for the quarter ended September 30, 2002 compared to
$4.0 million for the same period in 2001, and $22.4 million for the nine months ended September 30, 2002, compared to $14.2 million for the same period in 2001.

Balance Sheet
BGE participates in a cash pool under a Master Demand Note agreement with
Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had invested
$383.7 million at September 30, 2002 and $439.1 million at December 31, 2001 under this arrangement.
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

Interest Rates
We use interest rate swaps to manage our interest rate exposures associated with new debt issuances. These swaps are designated as cash-flow hedges under SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities, with gains, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive income" in our Consolidated Balance Sheets, in anticipation of planned financing transactions. Any gain or loss on the hedges is reclassified from "Accumulated other comprehensive income" into "Interest expense" and included in earnings during the periods in which the interest payments being hedged occur.
    Prior to the March 2002 issuance of $1.8 billion of debt as discussed in the
Financing Activity section on page 17, we entered into various forward starting interest rate swap contracts to manage our interest rate exposure related to this debt issuance. In 2001, we entered into swaps that had notional or contract amounts that totaled $800 million with an average rate of 4.9%. In the first quarter of 2002, we entered into additional forward starting interest rate swaps with notional amounts that totaled $700 million with an average rate of 5.9%.
All of these swap contracts expired at the end of March 2002 with a gain of
$53.7 million.
    We entered into forward starting interest rate swap contracts with notional amounts that totaled $400 million with an average rate of 5.1% to manage our interest rate exposure related to the issuance of $500 million of debt in the third quarter of 2002 as discussed in the Financing Activity section on page 17.
These swap contracts expired in the third quarter of 2002 with a loss of $16.7 million.
    We will reclassify these gains and losses from "Accumulated other comprehensive income" into "Interest expense" and include them in earnings during the periods in which the hedged interest payments occur. We expect to reclassify
$3.7 million of pre-tax net gains on these swap contracts from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months.

Commodity Prices
At September 30, 2002, our merchant energy business had designated certain fixed-price forward purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2002 through 2010 under SFAS No. 133.
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
    At September 30, 2002, our merchant energy business recorded net unrealized pre-tax gains of $16.1 million on these hedges, net of associated deferred income tax effects, in "Accumulated other comprehensive income." We expect to reclassify $11.1 million of net pre-tax gains on cash-flow hedges from
"Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at September 30, 2002.

However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2002 due to future changes in market prices.
We recognized into earnings a pre-tax gain of $1.8 million for the quarter and a pre-tax gain of $0.1 million for the nine months ended September 30, 2002 related to the ineffective portion of our hedges.

Physical Delivery Business
Our merchant energy business focuses on serving the full energy and capacity requirements of various customers, such as utilities, municipalities, cooperatives, retail aggregators, and large commercial and industrial customers.
These load-serving activities occur in regional markets in which end use customer electricity rates have been deregulated and thereby separated from the cost of generation supply. Our merchant energy business manages these activities as a physical delivery business rather than a trading business.
    As a result of the changes in our organization and senior management in late
2001, including the cancellation of business separation and the termination of the power business services agreement with Goldman Sachs, we re-evaluated our load-serving activities in Texas and New England. We determined that since we manage these activities as a physical delivery business rather than a trading business, it was appropriate to apply accrual accounting for these activities.
We describe our accounting for these activities below.
    On October 25, 2002, the EITF reached a consensus on Issue 02-3, Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under EITF Issues
No. 98-10 and No. 00-17. That consensus will affect how we apply the mark-to-market method of accounting and, among other things, requires us to begin using the accrual method of accounting for certain existing load-serving contracts for which we previously were required to apply mark-to-market accounting. We discuss the impact of the consensus on EITF 02-3 in more detail in the Accounting Standards Issued section on page 25.

Re-designation of Texas Business
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
    At the time of this change in designation, we reclassified the fair value of load-serving contracts and physically delivering power purchase agreements in
Texas from "Mark-to-market energy assets and liabilities" to "Other assets" and
"Other deferred credits and other liabilities." The contracts reclassified consisted of gross assets of $78 million and gross liabilities of $15 million, or a net asset of $63 million. The consensus on EITF 02-3 requires us to remove the unamortized balance of these assets and liabilities, excluding the cost of any acquired contracts, from our Consolidated Balance Sheets no later than
January 1, 2003.
    Beginning February 15, 2002, the results of our Texas load-serving business are included in "Nonregulated revenues" on a gross basis as power is delivered to our customers. In addition, the costs associated with our Texas load-serving business are included in "Operating expenses" when incurred. Prior to that date, the results of these activities were reported on a net basis as part of mark-to-market origination and risk management revenues included in
"Nonregulated revenues."

New England Load-Serving Business
The New England load-serving business consists primarily of contracts to serve the full energy and capacity requirements of electric distribution utilities and associated power purchase agreements to supply our customers' requirements. We manage this business primarily to assure profitable delivery of customers'
energy requirements rather than as a traditional trading activity. Therefore, we use accrual accounting for New England load-serving transactions and associated power purchase agreements entered into since the second quarter of 2002.
    Because EITF 98-10 significantly limited the circumstances under which contracts previously designated as a trading activity could be re-designated as non-trading, prior to the consensus on EITF 02-3, we were required to continue to include contracts entered into before the second quarter of 2002 in our mark-to-market accounting portfolio under EITF 98-10. However, the consensus on
EITF 02-3 will affect the accounting for these contracts no later than January
1, 2003 when we will be required to remove these contracts from our
"Mark-to-market energy assets and liabilities" and begin to account for these contracts under the accrual method of accounting.

Long-Term Power Sales Contracts
We entered into long-term power sales contracts in connection with our non-trading load-serving activities. We also entered into long-term power sales contracts associated with certain of our power plants. Our non-trading load-serving power sales contracts extend for terms through 2007 and provide for the sale of full requirements energy to electricity distribution companies and certain retail customers. Our power sales contracts associated with our power plants extend for terms into 2011 and provide for the sale of all or a portion of the actual output of certain of our power plants. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution. We recognize revenue on non-trading long-term power sales contracts on the accrual basis. We recognize the fixed price portion of such contracts, representing capacity payments, on a monthly basis as the payment is earned. We recognize the variable price portion of such contracts in accordance with the contract price as power is delivered.

Fuel and Purchased Energy Costs
We assemble a variety of power supply resources, including baseload, intermediate, and peaking plants that we own, as well as a variety of power supply contracts that may have similar characteristics, in order to enable us to meet our customers' energy requirements, which vary on an hourly basis. We purchase power when our load-serving requirements exceed the amount of power available from our supply resources or when it is more economic to do so than to operate our power plants. The amount of power purchased depends on a number of factors, including the capacity and availability of our power plants, the level of customer demand, and the relative economics of generating power versus purchasing power from the spot market.
    We include all of our accrual-basis third-party fuel and purchased power costs in "Operating expenses" in our Consolidated Statements of Income. These costs were as follows:
                           Quarter Ended   Nine Months Ended
                           September 30,     September 30,
                           2002     2001    2002      2001
-------------------------------------------------------------
                                     (In millions)
Fuel and Purchased Energy $314.2   $176.3  $647.0    $391.5

Accounting Standards Issued
SFAS No. 143
In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143,
Accounting for Obligations Associated with the Retirement of Long-Lived Assets.
SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible long-lived assets. This statement requires a cumulative effect of a change in accounting principle to be reported upon initial adoption and is effective for fiscal years beginning after June 15,
2002, with early adoption permitted. Our preliminary calculations indicate that we expect to recognize a net after-tax gain of approximately $140 million upon the adoption of this statement.
    Substantially all of this preliminary net gain relates to the impact of adopting SFAS No. 143 on the measurement of the liability for the decommissioning of our Calvert Cliffs nuclear power plant. Expected losses on the adoption of SFAS No. 143 in other areas of our business are expected to be offset by the estimated gain relating to the decommissioning of our Nine Mile
Point nuclear power plant. The Calvert Cliffs' gain is primarily due to using a longer discount period as a result of license extension. The gain also is significantly impacted by the level of the credit-adjusted interest rate used to discount the cash flows associated with decommissioning the plant. The existing liability for the decommissioning of Calvert Cliffs was determined in accordance with ratemaking treatment established by the Maryland Public Service Commission and is based on a previous decommissioning cost estimate that contemplated decommissioning being completed at a point in time much closer to the expiration of the plant's original operating license.
    The actual impact of adopting SFAS No. 143 will be based on applying the appropriate credit-adjusted, risk free interest rates as of the date of adoption to our final estimates of the cash flows, which are still being refined, associated with our legal obligations to retire long-lived assets. Our expected
$140 million net after-tax gain is based on the level of interest rates as of
October 25, 2002. If interest rates change between that date and the date of adoption, it could have a material impact on the ultimate net gain to be recorded upon the adoption of SFAS No. 143. We estimate that a one-percentage point decrease in the credit-adjusted risk free rate would reduce our expected net gain by approximately $28 million after-tax.
    We do not expect the adoption of SFAS No. 143 to have a material impact on the financial results of BGE.

SFAS No. 146
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
We will reflect the requirements of this statement in any exit or disposal initiatives after its effective date.

EITF 02-3
On October 25, 2002, the EITF reached a consensus on Issue 02-3 that changes the accounting for certain energy contracts. The main provisions of Issue 02-3 are as follows:
    o  The EITF rescinded Issue 98-10. As a result, this new consensus prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS No. 133. Any contracts subject to the consensus must be accounted for on the accrual basis upon application of the consensus. Entities are encouraged to reclassify prior period net gains and losses on these contracts to a gross presentation if appropriate under applicable accounting literature.
    o  The consensus applies immediately to non-derivative energy-related contracts executed after October 25, 2002.
    o  The consensus applies to existing non-derivative energy-related contracts for fiscal periods beginning after December 15, 2002 (unless applied earlier)
       and the cumulative effect of a change in accounting principle must be reported upon initial application.
    o  The EITF minutes on Issue 02-3 indicate that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.
    o  The EITF reaffirmed its June consensus requiring gains and losses on derivative energy trading contracts (whether realized or unrealized) to be reported as revenue on a net basis in the income statement.
    The EITF deliberations and consensus on Issue 02-3 will not affect our cash flows or our accounting for new load-serving contracts for which we have been using accrual accounting since early 2002. Additionally, we must continue to mark existing non-derivative energy-related contracts to market prior to applying the consensus.
However, the consensus requires us to record a non-cash, cumulative effect adjustment to convert these non-derivative mark-to-market contracts to accrual accounting no later than January 1, 2003.
    We have not identified the individual contracts to which the consensus applies, and the level of market prices at the date of application will affect the amount of the required cumulative effect adjustment we must record at that time. As a result, we cannot predict the impact of initially applying the consensus to existing contracts, but the non-cash, one-time cumulative effect adjustment required under Issue 02-3 could be material to, and could reduce, "Net income,"
"Mark-to-market energy assets and liabilities," and "Common shareholders'
equity."
    We are reviewing our existing portfolio of mark-to-market contracts to identify the contracts that are subject to the requirements of this consensus.
The primary contracts that we expect will be affected are our full requirements load-serving contracts and unit-contingent power purchase contracts, the majority of which are in New England and Texas and were entered into prior to the shift to accrual accounting earlier in 2002 as discussed in the Physical
Delivery Business section on page 23. Additionally, we are reviewing derivatives we used as supply sources and hedges of contracts that are subject to this consensus. To the extent permitted by SFAS No. 133, we will designate derivative contracts used to fulfill our load-serving contracts as either normal purchases or cash flow hedges under SFAS No. 133 effective at the time we apply the consensus.
    We cannot predict the impact of applying the ongoing provisions of Issue
02-3. Those provisions prohibit mark-to-market accounting for gains at inception of new non-derivative energy contracts, require accrual accounting for those contracts, and limit the ability to record gains at the inception of new derivative contracts. We believe that our shift to accrual accounting for new physical delivery transactions since early 2002 is consistent with the requirement of EITF 02-3 to use accrual accounting for non-derivative contracts. However, the ultimate impact of applying the consensus will be affected by many factors, including:
    o  the specific contracts to which the consensus applies,
    o  the timing and amount of cash flows under those contracts,
    o  our ability to designate and qualify related derivative contracts for normal purchase and sale accounting or hedge accounting under SFAS No. 133,

    o  our ability to enter into new mark-to-market derivative origination transactions, and
    o  sufficient liquidity and transparency in the energy markets to permit us to record gains at inception of new derivative contracts because fair value is evidenced by quoted market prices or current market transactions.
    While we cannot predict the ongoing impact of applying the consensus, we expect that our reported earnings for contracts subject to the consensus will generally match the cash flows from those contracts more closely and may be less volatile under accrual accounting than under mark-to-market accounting, which reflects changes in fair value of contracts when they occur rather than when products are delivered and costs are incurred. Alternatively, other comprehensive income may have greater fluctuations after we apply the consensus because of a larger number of derivative contracts that we may designate for hedge accounting under SFAS No. 133, but these fluctuations will not affect earnings or cash flows. Additionally, because we will record revenues and costs on a gross basis under accrual accounting, our revenues and costs could increase, but our earnings will not be affected by gross versus net reporting.

Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing earnings applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Our dilutive common stock equivalent shares consist of stock options. Stock options to purchase approximately 4.7 million shares during the quarter and approximately 2.1 million shares for the nine months ended September 30, 2002 were not dilutive and were excluded from the computation of diluted EPS for these periods. Stock options to purchase approximately 1.9 million shares during the quarter ended September 30, 2001 were not dilutive and were excluded from the computation of diluted EPS for that period. For the nine months ended
September 30, 2001, all stock options were dilutive and were included in the calculation of diluted EPS, but the effect of that dilution was not significant enough to result in a change in the EPS presented in our Consolidated Statements of Income.

Item 2. Management's Discussion
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Constellation Energy Group, Inc. (Constellation Energy) is a North American
energy company that conducts its business through various subsidiaries including a merchant energy business and Baltimore Gas and Electric Company (BGE). Our merchant energy business has electric generation assets located in various regions of the United States and engages in power marketing and risk management activities and provides energy solutions to meet customers' needs throughout
North America. BGE is an electric and gas public utility company with a service territory that covers the City of Baltimore and all or part of ten counties in central Maryland. We describe our operating segments in the Notes to
Consolidated Financial Statements on page 15.
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
38.
    Our merchant energy business includes:
    o  fossil, nuclear, and hydroelectric generating facilities, interests in power projects in North America, and nuclear consulting services, and
    o  power marketing, origination transactions (such as load-serving, tolling contracts, and power purchase agreements), and risk management services.
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
    o  real estate and senior-living facilities (until October 25, 2002), and
    o  interests in international power generation and distribution projects and investments.
    As previously discussed in our 2001 Annual Report on Form 10-K and in our
Other Nonregulated Businesses section on page 58, we decided to sell certain non-core assets and accelerate the exit strategies on other assets that we will continue to hold and own over the next several years. These assets included certain real estate, senior-living facilities, and international power projects.
In addition, we initiated a liquidation program for our financial investments operation and expect to sell substantially all of our investments in this operation by the end of 2003. In September 2002, we announced the closing of BGE
Home's retail merchandise stores by December 2002 and in October 2002, we sold all of our senior-living facilities.
    In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:
    o  factors which affect our businesses,
    o  our earnings and costs in the periods presented,
    o  changes in earnings and costs between periods,
    o  sources of earnings,
    o  impact of these factors on our overall financial condition,
    o  expected future expenditures for capital projects, and
    o  expected sources of cash for future capital expenditures.
    As you read this discussion and analysis, refer to our Consolidated
Statements of Income on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2002 and 2001. We analyze and explain the differences between periods in the specific line items of the
Consolidated Statements of Income.

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

Revenue Recognition / Mark-to-Market Method of Accounting
On October 25, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 02-3, Recognition and Reporting of Gains and Losses on Energy Trading
Contracts Under EITF Issues No. 98-10 and No. 00-17. That consensus will affect how we apply the mark-to-market method of accounting. We describe our application of the mark-to-market method of accounting prior to October 25, 2002 below, and we discuss the impact of the consensus on EITF 02-3 on page 29.

Prior to EITF 02-3
Our origination and risk management operation, Constellation Power Source, engages in power marketing activities that include origination transactions and risk management activities using contracts for energy, other energy-related commodities, and related derivative contracts. We use the mark-to-market method of accounting for portions of Constellation Power Source's activities as required by EITF 98-10, Accounting for Contracts Involved in Energy Trading and
Risk Management Activities. We record all other revenues in the period earned on an accrual basis for services rendered, commodities or products delivered, or contracts settled, including physical delivery transactions in Texas and New
England as described in the Physical Delivery Business section on page 51. We also designate certain fixed-price forward purchase and sale contracts as cash-flow hedges of forecasted transactions under the provisions of Statement of
Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative
Instruments and Hedging Activities, as discussed in more detail in the Notes to
Consolidated Financial Statements section on page 22.
    Under the mark-to-market method of accounting, we record the fair value of commodity and derivative contracts as mark-to-market energy assets and liabilities at the time of contract execution. We record reserves to reflect uncertainties associated with certain estimates inherent in the determination of fair value that are not incorporated in market price information or other market-based estimates used to determine fair value of our mark-to-market energy contracts. To the extent possible, we utilize market-based data together with quantitative methods for both measuring the risks for which we record reserves and determining the level of such reserves and changes in those levels.
    We describe below the main types of reserves we record and the process for establishing each. Generally, increases in reserves reduce our earnings, and decreases in reserves increase our earnings. However, all or a portion of the effect on earnings of changes in reserves may be offset by changes in the value of the underlying positions.
    o  Close-out reserve - this reserve represents the estimated cost to close out or sell to a third- party open mark-to-market positions. This reserve has the effect of valuing "long" positions at the bid price and "short"
       positions at the offer price. We compute this reserve based on our estimate of the bid/offer spread for each commodity and option price and the absolute quantity of our open positions for each year. Effective July 1,
       2002, based on the ongoing EITF 02-3 deliberations, to the extent that we are not able to obtain market information for similar contracts, we base the close-out reserve on the initial contract margin,

       thereby recording no gain or loss at inception. The level of this reserve increases as we have larger unhedged positions, bid-offer spreads increase, or market information is not available, and it decreases as we reduce our unhedged positions, bid-offer spreads decrease, or market information becomes available.
    o  Credit-spread adjustment - for risk management purposes, we compute the value of our mark-to-market assets and liabilities using a risk-free discount rate. In order to compute fair value for financial reporting purposes, we adjust the value of our mark-to-market assets to reflect the credit-worthiness of each individual counterparty based upon published credit ratings, where available, or equivalent internal credit ratings and associated default percentages. We compute this reserve by applying the appropriate default percentage to our outstanding credit exposure, net of collateral, for each counterparty. The level of this reserve increases as our credit exposure to counterparties increases, the maturity terms of our transactions increase, or the credit ratings of our counterparties deteriorate, and it decreases when our credit exposure to counterparties decreases, the maturity terms of our transactions decrease, or the credit ratings of our counterparties improve.
    Mark-to-market origination and risk management revenues include:
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

EITF 02-3
On October 25, 2002, the EITF reached a consensus on Issue 02-3 that changes the accounting for certain energy contracts. The main provisions of Issue 02-3 are as follows:
    o  The EITF rescinded Issue 98-10. As a result, this new consensus prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS No. 133. Any contracts subject to the consensus must be accounted for on the accrual basis upon application of the consensus. Entities are encouraged to reclassify prior period net gains and losses on these contracts to a gross presentation if appropriate under applicable accounting literature.
    o  The consensus applies immediately to non-derivative energy-related contracts executed after October 25, 2002.
    o  The consensus applies to existing non-derivative energy-related contracts for fiscal periods beginning after December 15, 2002 (unless applied earlier)
       and the cumulative effect of a change in accounting principle must be reported upon initial application.
    o  The EITF minutes on Issue 02-3 indicate that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.
    o  The EITF reaffirmed its June consensus requiring gains and losses on derivative energy trading contracts (whether realized or unrealized) to be reported as revenue on a net basis in the income statement.
    The EITF deliberations and consensus on Issue 02-3 will not affect our cash flows or our accounting for new load-serving contracts for which we have been using accrual accounting since early 2002. Additionally, we must continue to mark existing non-derivative energy-related contracts to market prior to applying the consensus. However, the consensus requires us to record a non-cash, cumulative effect adjustment to convert these non-derivative mark-to-market contracts to accrual accounting no later than January 1, 2003.

    We have not identified the individual contracts to which the consensus applies, and the level of market prices at the date of application will affect the amount of the required cumulative effect adjustment we must record at that time. As a result, we cannot predict the impact of initially applying the consensus to existing contracts, but the non-cash one-time cumulative effect adjustment required under Issue 02-3 could be material to, and could reduce, "Net income,"
"Mark-to-market energy assets and liabilities," and "Common shareholders'
equity."
    We are reviewing our existing portfolio of mark-to-market contracts to identify the contracts that are subject to the requirements of this consensus.
The primary contracts that we expect will be affected are our full requirements load-serving contracts and unit-contingent power purchase contracts, the majority of which are in Texas and New England and were entered into prior to the shift to accrual accounting earlier in 2002 as discussed in the Physical
Delivery Business section on page 51. Additionally, we are reviewing derivatives we used as supply sources and hedges of contracts that are subject to this consensus. To the extent permitted by SFAS No. 133, we will designate derivative contracts used to fulfill our load-serving contracts as either normal purchases or cash flow hedges under SFAS No. 133 effective at the time we apply the consensus.
    We cannot predict the impact of applying the ongoing provisions of Issue
02-3. Those provisions prohibit mark-to-market accounting for gains at inception of new non-derivative energy contracts, require accrual accounting for those contracts, and limit the ability to record gains at the inception of new derivative contracts. We believe that our shift to accrual accounting for new physical delivery transactions since early 2002 is consistent with the requirement of EITF 02-3 to use accrual accounting for non-derivative contracts. However, the ultimate impact of applying the consensus will be affected by many factors, including:
    o  the specific contracts to which the consensus applies,
    o  the timing and amount of cash flows under those contracts,
    o  our ability to designate and qualify related derivative contracts for normal purchase and sale accounting or hedge accounting under SFAS No. 133,
    o  our ability to enter into new mark-to-market derivative origination transactions,
       and
    o  sufficient liquidity and transparency in the energy markets to permit us to record gains at inception of new derivative contracts because fair value is evidenced by quoted market prices or current market transactions.
    While we cannot predict the ongoing impact of applying the consensus, we expect that our reported earnings for contracts subject to the consensus will generally match the cash flows from those contracts more closely and may be less volatile under accrual accounting than under mark-to-market accounting, which reflects changes in fair value of contracts when they occur rather than when products are delivered and costs are incurred. Alternatively, other comprehensive income may have greater fluctuations after we apply the consensus because of a larger number of derivative contracts that we may designate for hedge accounting under SFAS No. 133, but these fluctuations will not affect earnings or cash flows. Additionally, because we will record revenues and costs on a gross basis under accrual accounting, our revenues and costs could increase, but our earnings will not be affected by gross versus net reporting.
    Effective July 1, 2002, we applied the guidance prohibiting the recording of gains or losses at inception on derivative contracts for which fair value is determined in a manner other than by using current market prices. Prior to that time, we recorded all mark-to-market energy contracts at fair value at inception based upon available market information or, in the absence of such information, management's best estimates. However, after review of the deliberations of the
EITF regarding Issue 02-3, we adopted this guidance for new transactions.
    To the extent that we are not able to observe quoted market prices or other current market transactions for contract values determined using models, we record a reserve to adjust such contracts to result in zero gain or loss at inception. We remove the reserve and record such contracts at fair value when we obtain current market information for contracts with similar terms and counterparties. Contracts affected by this treatment are those for commodities or terms for which a liquid market does not exist or is not frequently traded.
    The June consensus requiring gains and losses on energy trading contracts
(whether realized or unrealized) to be reported as revenue on a net basis in the income statement did not have an impact on our financial statements because we record gains and losses on energy trading contracts on a net revenue basis as previously discussed. When we apply EITF 02-3, this provision will only affect derivative trading contracts, and as provided in the consensus, we will review non-derivative transactions for possible reclassification of prior period net gains and losses to a gross presentation if appropriate under applicable accounting literature.
    We discuss the impact of mark-to-market accounting on our financial results in the Results of Operations -- Merchant Energy Business section on page 43.

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value
We are required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets, provides the accounting for impairments of long-lived assets. We are required to test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes would be as follows:
    o  a significant decrease in the market price of a long-lived asset,
    o  a significant adverse change in the manner an asset is being used or its physical condition,
    o  an adverse action by a regulator or in the business climate,
    o  an accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset,
    o  a current-period loss combined with a history of losses or the projection of future losses, or
    o  a change in our intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.
    For long-lived assets that are expected to be held and used, SFAS No. 144 requires that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable under SFAS No. 144 if the carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Therefore, when we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets.
This necessarily involves judgement surrounding the inherent uncertainty of future cash flows. In order to estimate an asset's future cash flows, we will consider historical cash flows, as well as reflect our understanding of the extent to which future cash flows will be either similar to or different from past experience based on all available evidence. To the extent applicable, the assumptions we use are consistent with forecasts that we are otherwise required to make (for example, in preparing our other earnings forecasts). If we are considering alternative courses of action to recover the carrying amount of a long-lived asset (such as the potential sale of an asset), we probability-weight the alternative courses of action to establish the cash flows.
    We use our best estimates in making these evaluations and consider various factors, including forward price curves for energy, fuel costs, and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.
    For long-lived assets that can be classified as assets to be disposed of by sale under SFAS No. 144, an impairment loss shall be recognized to the extent their carrying amount exceeds their fair value, including costs to sell.
    The estimation of fair value under SFAS No. 144, whether in conjunction with an asset to be held and used or with an asset to be disposed of by sale, also involves estimation and judgment. We consider quoted market prices in active markets to the extent they are available. In the absence of such information, we may look to prices of similar assets, consult with brokers, or employ other valuation techniques. Often, we will discount the estimated future cash flows associated with the asset using a single interest rate that is commensurate with the risk involved with such an investment or employ an expected present value method that probability-weights a range of possible outcomes. The use of these methods involves the same inherent uncertainty of future cash flows as discussed above with respect to undiscounted cash flows and actual future market prices and project costs could vary from those used in our estimates, and the impact of such variations could be material.
    We are also required to evaluate our equity-method and cost-method investments (for example, in partnerships that own power projects) to determine whether or not they are impaired. Accounting Principles Board Opinion (APB) No.
18, The Equity Method of Accounting for Investments in Common Stock, provides the accounting for these investments. The standard for determining whether an impairment must be recorded under APB No. 18 is whether the investment has experienced a loss in value that is considered an "other than a temporary"
decline in value.
    The evaluation and measurement of impairments under the APB No. 18 standard involves the same uncertainties as described above for long-lived assets that we own directly and account for in accordance with SFAS No. 144. Similarly, the estimates that we make with respect to our equity and cost-method investments are subject to variation, and the impact of such variations could be material.
Additionally, if the projects in which we hold these investments recognize an impairment under the provisions of SFAS No. 144, we would record our proportionate share of that impairment loss and would evaluate our investment for an other than temporary decline in value under APB No. 18.

Events of 2002
Impairment Losses and Other Costs
Investments in Qualifying Facilities and Power Projects
As discussed in the Notes to Consolidated Financial Statements on page 12, our merchant energy business recorded impairment losses on certain of these investments totaling $14.4 million pre-tax, or $9.9 million after-tax, under the provisions of APB No. 18. At September 30, 2002, our investment in these projects consisted of the following:

                  Book Value                            Book Value
                    Before     Pre-tax     After-tax     After
Project Type      Write-down  Write-down   Write-down   Write-down
-------------------------------------------------------------------
                                  (In millions)
Geothermal           $151.4   $  5.2          $3.4       $146.2
Coal                  138.6      --             --        138.6
Hydroelectric          63.0      --             --         63.0
Biomass                55.6      --             --         55.6
Fuel Processing        27.1      2.6           1.7         24.5
Solar                  10.5      --             --         10.5
Waste to Energy         6.6      6.6           4.8           --
-------------------------------------------------------------------
Total                $452.8    $14.4          $9.9       $438.4
===================================================================

    The provisions of APB No. 18 require that an impairment loss be recognized when an investment experiences a loss in value that is other than temporary as discussed in our Application of Critical Accounting Policies section on page 28.
During the third quarter of 2002, we performed an analysis of whether any of the investments were impaired.
    As a result of our analysis, we concluded that the declines in value of particular investments in certain qualifying facilities and power projects were other than temporary in nature under the provisions of APB No. 18 and we recognized the following losses in the third quarter of 2002:
    o  We recognized a $5.2 million pre-tax, or $3.4 million after-tax, other than temporary decline in value of our investment in a partnership that owns a geothermal project in Nevada. This project experienced a well implosion and we believe that the expected cash flows from the project will not be sufficient to recover our equity interest in that partnership.
    o  We recognized a $2.6 million pre-tax, or $1.7 million after-tax, other than temporary decline in value of our investment in a fuel processing site in
       Pennsylvania where the expected cash flows from a sublease are no longer expected to be sufficient to recover our lease costs associated with this site.
    o  We recognized a $6.6 million pre-tax, or $4.8 million after-tax, other than temporary decline in value of our investment in a partnership that owns a waste burning power project in Michigan.
    We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements section on page 67. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB No. 18.
    We have an investment in a partnership that owns a geothermal project with a book value of $93 million. Currently, the project is not generating at its designed capacity. The project is drilling wells at this site to restore the generation to its capacity. We expect the current well drilling to be successful and the geothermal resource to be sufficient to enable the project to generate adequate cash flows over the life of this project to recover our equity interest in that investment. However, should current or future well drilling at this site prove to be unsuccessful or become uneconomic causing us not to make future investments in this partnership, our investment in this partnership could become impaired under the provisions of APB No. 18.
    The ability to recover our costs in our equity-method investments that own biomass and solar projects is partially dependent upon subsidies from the State of California. Under the California Public Utility Act, subsidies currently exist in that the California Public Utilities Commission (CPUC) requires electric corporations to identify a separate rate component to fund the development of renewable resources technologies, including solar, biomass, and wind facilities. In addition, proposed legislation requires that each electric corporation increase its total procurement of eligible renewable energy resources by at least one percent per year so that 20% of its retail sales are procured from eligible renewable energy resources by 2017. The proposed legislation also requires the California Energy Commission to award supplemental energy payments to electric corporations to cover above market costs of renewable energy.
    Given the need for electric power and the desire for renewable resource technologies, we believe California will continue to subsidize the use of renewable energy to make these projects economical to operate. However, should the California legislation fail to adequately support the renewable energy initiatives, our equity-method investments in these types of projects could become impaired under the provisions of APB No. 18, and any losses recognized could be material.

    If our strategy were to change from an intent to hold to an intent to sell for any of our equity-method investments in qualifying facilities or power projects, we would need to adjust their book value to fair value, and that adjustment could be material. If we were to sell these investments in the current market, we may have losses that could be material.

Loss on Sale of Steam Turbine
As discussed in Note 2 of our 2001 Annual Report on Form 10-K, we recognized a
$30 million impairment loss on four turbines, associated with a discontinued
development program. Since that time, many other companies have canceled development projects and the market values for turbines have declined significantly. Orders for three of the four turbines were canceled with termination fees paid to the manufacturer consistent with the amount recognized in December 2001. The fourth turbine-generator set was sold during the second quarter of 2002 for a value $6.0 million below its book value.

Closing of BGE Home Retail Merchandise Stores
In September 2002, we announced our decision to close our BGE Home retail merchandise stores. In connection with that decision, we recognized approximately $9.3 million in exit costs. We recognized $2.7 million related to expected severance costs for 115 employees and $2.5 million of costs in connection with the termination of leases for the eight stores in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring).
    We also recognized $3.2 million for the write-off of unamortized leasehold improvements in accordance with SFAS No. 144, and $0.9 million for the write-down of inventory to a lower-of-cost-or-market valuation in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting
Research Bulletins. The $0.9 million is included in "Operating expenses" in our
Consolidated Statements of Income.

Real Estate and International Investments
As discussed in our 2001 Annual Report on Form 10-K, we changed our strategy from an intent to hold to an intent to sell for certain of our non-core assets.
During the third quarter of 2002, we determined that the fair value of several real estate projects and our investment in an international power project declined below their respective book values due to deteriorating market conditions for these projects. Accordingly, we recorded losses that totaled $1.8 million for these projects in accordance with SFAS No. 144 and APB No. 18.

Sale of Senior-Living Facilities
On October 25, 2002, we sold all of our 18 senior-living facilities for $77.2 million that represents a combination of cash and the assumption by the buyer of existing mortgages. The proceeds from the sale approximate the book value of these facilities.

Workforce Reduction Costs
During 2002, we incurred costs related to workforce reduction efforts initiated in the fourth quarter of 2001 and additional initiatives undertaken in the third quarter of 2002. We discuss these costs in more detail below.

2001 Programs
As discussed in Notes to Consolidated Financial Statements on page 11, we undertook several measures to reduce our workforce through both voluntary and involuntary means in the fourth quarter of 2001.
    In the first quarter of 2002, we recorded $35.1 million of net workforce reduction costs associated with our workforce initiatives. In the first quarter of 2002, 308 employees elected the age 50 to 54 Voluntary Special Early
Retirement Program (VSERP) for a total cost of $52.9 million. We involuntary severed 129 employees that resulted in a total cost for the involuntary severance program of $7.3 million. Accordingly, we reversed $17.8 million of the
$25.1 million involuntary severance accrual that was recorded in 2001 to reflect the employees that elected the age 50 to 54 VSERP.
    The $35.1 million of net workforce reduction costs recorded in the first quarter of 2002 as discussed above, consisted of $25.9 million recognized as expense, of which BGE recognized $20.9 million. The remaining $9.2 million was recognized by BGE as a regulatory asset related to its gas business.
    In the second quarter of 2002, we recorded $16.3 million of net workforce reduction costs. This amount included an $18.8 million settlement charge for our basic, qualified pension plan under SFAS No. 88, Employers' Accounting for
Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits. This charge reflects the recognition of actuarial gains and losses associated with employees who have retired and taken their pension in the form of a lump-sum payment. In accordance with SFAS No. 88, this settlement charge could not be recognized with the other workforce reduction costs in the fourth quarter of 2001. Under SFAS No. 88, the settlement charge could not be recognized until lump-sum pension payments exceeded annual pension plan service and interest cost, which occurred in the second quarter of 2002. Partially offsetting the settlement charge, we reversed approximately $2.5 million of previously accrued workforce reduction costs during the second quarter of 2002.
This primarily represented the reversal of education and outplacement assistance benefits we accrued that employees did not utilize to the extent expected.

    The $16.3 million of net workforce reduction costs recorded in the second quarter of 2002 as discussed above, consisted of $13.3 million recognized as expense, of which BGE recognized $7.9 million. The remaining $3.0 million was recognized by BGE as a regulatory asset related to its gas business.
    In the third quarter of 2002, we recorded $6.0 million of additional costs associated with our 2001 workforce reduction initiatives. This amount consisted of a $5.2 million settlement charge for our basic, qualified pension plan under
SFAS No. 88 for additional lump-sum pension payments made during the period, and an $0.8 million expense associated with deferred payments to employees eligible for the VSERP.
    The $6.0 million discussed above, included $5.3 million recognized as expense, of which BGE recognized $3.3 million. The remaining $0.7 million was recognized by BGE as a regulatory asset related to its gas business.

2002 Programs
In the third quarter of 2002, we recorded approximately $7.2 million of workforce reduction costs associated with new initiatives expected to result in the elimination of 118 positions at Calvert Cliffs Nuclear Power Plant (Calvert
Cliffs) and in our information technology organization. In accordance with EITF
94-3, we recognized a $7.2 million charge to expense for anticipated involuntary severance costs associated with these workforce reductions. BGE recorded $0.6 million of this amount associated with the information technology organization.
    In addition, we recorded $2.7 million of workforce reduction costs for the elimination of 115 positions as a result of the closing of our BGE Home retail merchandise stores. These costs are included in "Impairment losses and other costs" in our Consolidated Statements of Income. We discuss the closing of these stores in more detail on page 33.

Ongoing Impacts
In the fourth quarter of 2002, we expect to record approximately $2 million of additional costs associated with the 2001 workforce reduction initiatives. We also expect to incur an additional $5 million in SFAS No. 88 settlement charge in the fourth quarter 2002 as a result of lump-sum pension payments under our non-qualified pension plan.
    Once our workforce reduction efforts to date have been fully implemented, we expect ongoing, full year labor cost savings of approximately $80 million. These savings will be realized in either labor included in operating expenses or capitalized labor, partially offset by other increases in operating or capital costs. We will continue to examine other cost-cutting measures to remain competitive in our business environment.

Acquisition of NewEnergy
On September 9, 2002, we completed our purchase of AES NewEnergy, Inc. from AES
Corporation. Subsequent to the acquisition, we renamed AES NewEnergy, Inc. as
Constellation NewEnergy, Inc. (NewEnergy). NewEnergy is a leading national provider of electricity, natural gas, and energy services, serving approximately
4,300 megawatts (MW) of load associated with large commercial and industrial customers in competitive energy markets including the Northeast, Mid-Atlantic,
Midwest, Texas and California. We acquired 100% ownership of NewEnergy for cash of $253.3 million including $1.4 million of direct costs associated with the acquisition. We acquired cash of $45.5 million as part of the purchase. We describe the net assets acquired in the Notes to Consolidated Financial
Statements on page 14.

Renegotiations of our High Desert Power Contracts
We are currently leasing and supervising the construction of the High Desert
Power Project. The project is scheduled for completion in 2003. In April 2002, we amended our High Desert Power Project long-term power sales agreement with the State of California to provide revised pricing and more flexibility in the amount of electricity purchased from the plant by the California Department of
Water Resources (CDWR) and the timing of such purchases. This amended agreement provides the State of California with the flexibility they desired, while preserving our overall economics and reducing our regulatory, fuel, and legal risks.
    We also signed a comprehensive settlement agreement with the CDWR, the
California Energy Oversight Board (EOB), the CPUC, the California Attorney
General, and the Governor of California by which each of these parties agreed to release claims against us arising out of the original and renegotiated contracts.
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

    The new contract is a "tolling" structure, which provides CDWR the right, but not the obligation, to purchase power from the High Desert Power Project at a price linked to the variable cost of production, under which the CDWR will pay a fixed amount per month and pay for fuel and other variable costs. During the term of the contract, which runs for 7 years and nine months from the commercial operation date of the plant, the High Desert Power Project will provide energy exclusively to the CDWR.
    The High Desert Power Project uses an off-balance sheet financing structure through a special-purpose entity (SPE) that currently qualifies as an operating lease. In July 2002, the FASB issued an exposure draft for a new accounting interpretation that if adopted as drafted potentially would impact the accounting for, but not the cash flows associated with, our High Desert operating lease and the related SPE. Under the proposed interpretation, we may be required to consolidate the SPE in our Consolidated Balance Sheets. We would have recorded approximately $434.5 million of development, construction, and capitalized financing costs as an asset and the related financial obligations as a liability in our Consolidated Balance Sheets had we consolidated this project at September 30, 2002. As currently drafted, the proposed interpretation would be applied as of the beginning of the first fiscal period beginning after March
15, 2003.
    We discuss our High Desert project in more detail in the Capital Resources section on page 61.

Generating Facilities Commence Operations
The following generating facilities commenced operations beginning in the second and third quarters of 2002. Our origination and risk management operation manages the output of these plants.
                               Capacity              Primary
      Plant         Location      (MW)       Type      Fuel
---------------- ------------- -------- ------------ --------
                                           Combined   Natural
Rio Nogales      Seguin, TX        800       Cycle     Gas
                                          Combustion  Natural
Oleander         Brevard Co., FL   680      Turbine     Gas
                                           Combined   Natural
Holland Energy   Shelby Co., IL    665       Cycle      Gas

    As discussed in our Re-designation of Texas Business section on page 51, the output from the Rio Nogales project, along with power purchase agreements, is used to meet our customers' energy requirements in Texas.
    The Oleander project has contracts to sell 75% of its output under a tolling contract to Seminole Electric Cooperative of Tampa, Florida for seven years. The contract for 50% of the output begins in December 2002, while the contract for the other 25% begins in May 2003. Additionally, Oleander has signed two tolling contracts with Florida Power and Light Company that began in June 2002. The first contract to purchase 25% of the plant output runs through April 2003, after which the Seminole contract for the same output begins in May 2003. The second contract for the remaining 25% of the output not sold to Seminole
Electric Cooperative runs through May 2005 and can be extended by either Florida
Power and Light Company or Oleander for two years at predetermined prices.
    The output from the Holland Energy project, along with power purchase agreements, is used to meet our customers' energy requirements in the mid-continent region.
    We have one remaining generating facility under construction. We expect our
High Desert plant in Victorville, CA, a 750 MW gas combined cycle facility, to be operational in 2003.

Pension Plan Assets
As a result of declines in the financial markets, our actual return on pension plan assets was a loss of approximately 10% for the nine months ended September
30, 2002. If our return on pension plan assets remains unchanged through the end of 2002 and interest rates remain at current levels, we expect to record an after-tax charge to equity of approximately $100 million at December 31, 2002 as a result of increasing our additional minimum pension liability. This amount will be determined by the actual return on pension plan assets for 2002 that depends on the performance of the financial markets, and our discount rate assumption that depends on year-end interest rates. As a result, the charge to equity could change materially.
    We contributed $80 million, or $50 million after-tax, to our pension plan in
2002. We expect to contribute an additional $60 to $70 million after-tax in
2003.

Debt Issuance
In March 2002, we issued $1.8 billion of debt as discussed in the Notes to
Consolidated Financial Statements - Financing Activity section on page 17. The proceeds were used to repay short-term borrowings and prepay the sellers'
financed note of $388.1 million related to our purchase of Nine Mile Point
Nuclear Station (Nine Mile Point) in April of 2002.
    In August 2002, we issued $500 million of debt as discussed in the Notes to
Consolidated Financial Statements - Financing Activity section on page 17. A portion of the proceeds was used for the acquisition of NewEnergy.

Investment in Corporate Office Properties Trust (COPT)
In March 2002, we sold all of our COPT equity-method investment, approximately
8.9 million shares, as part of a public offering. We received cash proceeds of
$101.3 million on the sale, which approximated the book value of our investment.

Investment in Orion
In February 2002, Reliant Resources, Inc. acquired all of the outstanding shares of Orion Power Holdings, Inc. (Orion) for $26.80 per share, including the shares we owned of Orion. We received cash proceeds of $454.1 million and recognized a gain of $255.5 million pre-tax, or $163.3 million after-tax, on the sale of our investment.

Dividend Increase
On January 30, 2002, we announced an increase in our quarterly dividend to 24 cents per share on our common stock payable April 1, 2002 to holders of record on March 11, 2002. This is equivalent to an annual rate of 96 cents per share.
Previously, our quarterly dividend on our common stock was 12 cents per share, equivalent to an annual rate of 48 cents per share.

Certain Relationships
Michael J. Wallace, prior to becoming President of Constellation Generation
Group on January 1, 2002, was a Managing Member and Managing Director and
greater than 10% owner of Barrington Energy Partners, LLC. Upon becoming
President of Constellation Generation Group, Mr. Wallace terminated his affiliation with Barrington, and no longer holds any ownership interest in it.
We paid Barrington Energy Partners approximately $2.8 million for consulting services provided to Constellation Energy during the nine months ended September
30, 2002.
    George P. Stamas served as Secretary of the Company from May 1, 2002 until
August 12, 2002. Mr. Stamas is a senior partner at Kirkland and Ellis, which continued to provide legal services to the Company during that period.

Strategy
On October 26, 2001, we announced the decision to remain a single company and canceled prior plans to separate our merchant energy business from our other businesses and terminated our power business services agreement with Goldman
Sachs.
    We are pursuing an integrated energy platform that provides a balanced mix of stable and predictable earnings from regulated utility operations with a growth platform from merchant energy operations. The strategy for our merchant energy business is to be a leading competitive provider of energy solutions for large customers in North America. Our merchant energy business has electric generation assets located in various regions of the United States and engages in power marketing and risk management activities and provides energy solutions to meet customers' needs throughout North America.
    The integration of electric generation assets with power marketing and risk management of energy and energy-related commodities allows our merchant energy business to maximize value across energy products, over geographic regions, and over time. Our focus is on providing solutions to customers' energy needs and our origination and risk management operation adds value to our generation assets by providing national market access, market infrastructure, real-time market intelligence, risk management and arbitrage opportunities, and transmission and transportation expertise. Generation capacity supports our origination and risk management operation by providing a source of reliable power supply, enhancing our ability to structure sophisticated products and services for customers, building customer credibility, and providing a physical hedge.
    Currently, our merchant energy business provides service to large customers with approximately 18,000 megawatts of peak load in the aggregate. Our merchant energy business owns approximately 11,300 megawatts of generation capacity. We also have a 750 MW natural gas-fired combined cycle production facility under construction in California.
    To achieve our strategic objectives, we expect to continue to pursue opportunities that expand our access to customers and to support our origination and risk management operation with generation assets that have diversified geographic, fuel, and dispatch characteristics. We also expect to use a disciplined growth strategy through originating transactions with large customers and by acquiring and developing additional generating facilities when desirable to support our merchant energy business.
    Our merchant energy business will focus on long-term, high-value sales of energy, capacity, and related products to large customers, including distribution companies, industrial customers, and large commercial customers primarily in the regional markets in which end-use customer electricity rates have been deregulated and thereby separated from the cost of generation supply.
These markets include the New England region, the New York region, the
Mid-Atlantic region, Texas, Illinois, California, and certain areas in Canada.
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
    Beginning in the fourth quarter of 2001, we undertook a number of initiatives to reduce our costs towards competitive levels and to ensure that our management and capital resources are focused on our core energy businesses.
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
67.
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
    During 2002, the energy markets were affected by significant events, including expanded investigations by state and federal authorities into business practices of energy companies in the deregulated power and gas markets relating to "wash trading" to inflate revenues and volumes, and other trading practices designed to manipulate market prices. In addition, several merchant energy businesses significantly reduced their energy trading activities due to deteriorating credit quality.
    Beginning in the second quarter of 2002, several regional energy markets experienced a significant decline in liquidity. As a result of the reduced market liquidity, Constellation Power Source held energy positions in certain markets longer than it otherwise would have. This caused Constellation Power
Source's average value-at-risk for the second quarter to increase to $26 million compared to $19 million in the first quarter of 2002. We discuss the value-at-risk calculation in more detail in the Market Risk section of our 2001
Annual Report on Form 10-K.
    In response to this reduced market liquidity, Constellation Power Source reduced these positions during the end of the second quarter and the beginning of the third quarter of 2002 and continues to modify its positions to reflect the underlying liquidity of the various regional energy markets. As a result of these actions, Constellation Power Source's average value-at-risk declined to $9 million during the third quarter of 2002 and was $7 million as of November 8,
2002.
    As discussed above, certain companies in the energy industry have been experiencing deteriorating credit quality. We continue to actively manage our credit portfolio to attempt to reduce the impact of a potential counterparty default. As of September 30, 2002, approximately 83% of our credit portfolio was rated at least investment grade by the major rating agencies, with 4% rated below investment grade and 13% not rated. Of the 13% not rated, 83% primarily represents governmental entities, municipalities, cooperatives, or other load-serving entities that Constellation Power Source assesses are equivalent to investment grade based on internal credit ratings.
    We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our strategies in the Strategy section on page 37. We discuss our liquidity in the
Financial Condition section on page 59.

Electric Competition
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

Source to supply 90% and Allegheny Energy Supply Company, LLC (Allegheny) to
supply the remaining 10% of BGE's standard offer service for the final three years (July 1, 2003 to June 30, 2006) of the transition period. Recently, the credit ratings of Allegheny were downgraded to below investment grade. Under the terms of the contract, in certain circumstances, BGE has the right to request additional credit support from Allegheny to secure performance under the contract. If BGE was to exercise these rights and Allegheny did not meet such request, BGE could liquidate and terminate the contract. As of the date of this report, Allegheny is in compliance with the terms of the contract.
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

Other States
Several states, other than Maryland, have supported deregulation of the electric industry. Other states that were considering deregulation have slowed their plans or postponed consideration. While our merchant energy business may be affected by the slow down in deregulation, the FERC initiatives regarding the formation of larger Regional Transmission Organizations and its proposal released in July 2002 on a standard market design could provide our merchant energy business other opportunities as discussed in the FERC
Regulation--Regional Transmission Organizations and Standard Market Design
section on page 40.
    We discuss our California Power Purchase Agreements with Pacific Gas &
Electric (PGE) and Southern California Edison (SCE) in more detail in our
Merchant Energy Business section on page 46. The situation with PGE and SCE has not had a material impact on our financial results. However, we cannot provide any assurance that the events in California will not have a material, adverse impact on our financial results, or that any legislative, regulatory, or other solution enacted in California will not have a negative effect on our business opportunities in California.
    As a result of ongoing litigation before the FERC regarding sales into the spot markets of the California Independent System Operator (ISO) and Power
Exchange, we estimate that we may be required to pay refunds of between $3 and
$4 million for transactions that we entered into with these entities for the period between October 2000 and June 2001. However, our estimates are based on current information and because litigation is ongoing, new events could occur that could cause the actual amount, if any, to be different from our estimate.
    We signed a settlement agreement unrelated to the refund litigation regarding our High Desert Power Project with several parties who are also parties to the refund litigation. Under the settlement agreement, these parties disclaimed any rights to refunds under this proceeding. However, it is possible that the FERC could require us to pay refunds to those parties despite the settlement.

Gas Competition
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
    The Maryland PSC determines the rates that BGE can charge customers for electric distribution and gas businesses. The Maryland PSC incorporates into
BGE's electric rates the transmission rates determined by FERC. Prior to July 1,
2000, BGE's regulated electric rates consisted primarily of a "base rate" and a
"fuel rate." BGE unbundled its electric rates to show separate components for delivery service, competitive transition charges, standard offer services
(generation), transmission, universal service, and taxes. The rates for BGE's regulated gas business continue to consist of a "base rate" and a "fuel rate."

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
    We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market-based rates incentive mechanism approved by the Maryland PSC. We discuss market-based rates and a current proceeding with the Maryland PSC in more detail in the Gas
Cost Adjustments section on page 57.

FERC Regulation
Regional Transmission Organizations and Standard Market Design
In December 1999, FERC issued Order 2000, amending its regulations under the
Federal Power Act to advance the formation of Regional Transmission
Organizations (RTOs) that would allow easier access to transmission.
    On July 31, 2002 the FERC issued a proposed rulemaking regarding implementation of a standard market design (SMD) for wholesale electric markets.
The SMD rulemaking is intended to be complimentary to FERC's RTO order, and will require RTOs to substantially comply with its provisions. The SMD proposals require transmission providers to turn over the operation of their facilities to an independent operator that will operate them consistent with a revised market structure proposed by the FERC. According to the FERC, the revised market structure will reduce inefficiencies caused by inconsistent market rules and barriers to transmission access. The FERC proposed that its rule be implemented in stages by October 1, 2004. Comments on the SMD proposal must be submitted by
January 2003.
    We believe that the SMD proposal may lead to long-term benefits for
Constellation Energy and BGE in regions where it is implemented. However, until the proposal is finalized, we cannot predict its effect on our, or BGE's, financial results.

Cash Management
In August 2002, the FERC issued proposed rules for the regulation of cash management practices of a regulated subsidiary of a nonregulated parent. As currently proposed, we do not believe the proposed rule will have a material effect on our, and BGE's, financial results. Please refer to the Notes to
Consolidated Financial Statements section on page 22 for a discussion of our cash management arrangement.

Weather
Merchant Energy Business
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
57.
    We measure the weather's effect using "degree-days." The measure of degree-days for a given day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Cooling degree-days result when the average daily actual temperature exceeds the 65 degree baseline.
Heating degree-days result when the average daily actual temperature is less than the baseline.

    During the cooling season, hotter weather is measured by more cooling degree-days and results in greater demand for electricity to operate cooling systems. During the heating season, colder weather is measured by more heating degree-days and results in greater demand for electricity and gas to operate heating systems.
    We show the number of heating and cooling degree-days in the quarters and nine months ended September 30, 2002 and 2001, and the percentage change in the number of degree-days between these periods in the following table:

                       Quarter Ended    Nine Months Ended
                        September 30       September 30
                       2002      2001     2002      2001
----------------------------------------------------------
 Heating degree-days    59       136     2,675     3,053
 Percent change
   from prior period      (56.6)%            (12.4)%
 Cooling degree-days   667       495      965        756
 Percent change
   from prior period       34.7%              27.6%

Other Factors
A number of other factors significantly influence the level and volatility of prices for energy commodities and related derivative products for our merchant energy business. These factors include:
    o  seasonal daily and hourly changes in demand,
    o  number of market participants,
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

Results of Operations for the Quarter and Nine Months Ended
September 30, 2002 Compared with the Same Periods of 2001

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in fixed charges and income taxes are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and
Expenses section on page 59.

Overview
Net Income
                             Quarter Ended   Nine Months Ended
                             September 30,     September 30,
                            2002       2001   2002       2001
--------------------------------------------------------------
                                    (In millions)
Net Income (Loss) Before
   Special Items Included
   in Operations:
   Merchant energy          $145.6    $144.9  $239.1   $239.7
   Regulated electric         36.9      27.3    88.1     73.0
   Regulated gas              (4.0)     (2.3)   26.7     29.4
   Other nonregulated         (3.2)     (6.8)   (7.3)   (20.5)
---------------------------------------------------------------
Net Income Before Special
   Items Included in
   Operations                175.3     163.1   346.6    321.6
Special Items Included in
   Operations:
   Gains on sale of
     investments and
     other  assets             --        0.5   166.2     20.9
   Workforce reduction
     costs                    (7.5)       --   (31.2)      --
   Impairment of
     investments in
     qualifying facilities    (9.9)       --    (9.9)      --
   Costs associated with
     exit of BGE Home
     merchandise stores       (6.0)       --    (6.0)      --
   Loss on sale of turbine     --         --    (3.9)      --
   Impairment of real
     estate and
     international
     investments              (1.2)       --    (1.2)      --
---------------------------------------------------------------
Net Income Before
   Cumulative Effect of
   Change in Accounting
   Principle                 150.7     163.6   460.6    342.5
Cumulative Effect of
   Change in Accounting
   Principle                    --        --      --      8.5
---------------------------------------------------------------
Net Income                  $150.7    $163.6  $460.6   $351.0
===============================================================

Quarter Ended September 30, 2002
Our total net income for the quarter ended September 30, 2002 decreased $12.9 million, or $.08 per share, compared to the same period of 2001 mostly because we recorded the following special items:
    o  We recorded costs of $7.5 million after-tax, or $.04 per share, associated with our corporate-wide workforce reduction program.
    o  Our merchant energy business recorded impairment losses of $9.9 million after-tax, or $.06 per share, for the decline in value of certain investments in partnerships that have investments in qualifying facilities.
    o  Our other nonregulated businesses recorded costs of $6.0 million after-tax, or $.04 per share, associated with the exit of the BGE Home retail merchandise stores.
    o  Our other nonregulated businesses recorded impairment losses of $1.2 million after-tax, or $.01 per share, on certain non-core real estate and international investments.
    We previously discussed these special items in the Events of 2002 section on page 32.
    These special items were partially offset by higher earnings before special items in our regulated electric business primarily due to warmer weather in the central Maryland region.
    Our earnings before special items in our merchant energy business were essentially the same compared to the same period of 2001, but were impacted by the following:
    o  The addition of Nine Mile Point Nuclear Station (Nine Mile Point) to the
       generation fleet increased net income.
    o  We benefited from the absence of Goldman Sachs' fees due to the termination of the power business services agreement in October 2001.
    o  We had higher earnings from the addition of NewEnergy, which we acquired on
       September 9, 2002.
    These increases were offset by the following:
    o  We had lower mark-to-market results from our origination and risk management operation.
    o  Our merchant energy business had lower earnings due to the impact of large commercial and industrial customers leaving BGE's standard offer service and electing other generation suppliers resulting in the sale of electricity at lower prices.
    o  Our merchant energy business experienced higher purchased fuel costs.

Nine Months Ended September 30, 2002
Our total net income for the nine months ended September 30, 2002 increased
$109.6 million, or $.61 per share, compared to the same period of 2001 mostly because of the following:
    o  We recognized a $163.3 million after-tax gain, or $1.00 per share, on the sale of our investment in Orion as previously discussed in the Events of
       2002 section on page 36.
    o  We had higher mark-to-market earnings from our origination and risk management operation.
    o  The addition of Nine Mile Point Nuclear Station (Nine Mile Point) to the
       generation fleet increased net income.
    o  We benefited from the absence of Goldman Sachs' fees due to the termination of the power business services agreement in October 2001.
    o  We had higher earnings from our regulated electric business because of warmer weather in the central Maryland region.
    o  We had cost reductions due to productivity initiatives associated with our corporate-wide workforce reduction and other productivity programs.
    o  We had higher earnings from the addition of NewEnergy.
    o  We had higher earnings from our other nonregulated businesses due to the growth of our energy services business and improved results from our international portfolio.
    These increases were partially offset by special items as previously discussed in the Events of 2002 section on page 32 and the following:
    o  We had lower earnings due to the extended outage at Calvert Cliffs to replace the steam generators at Unit 1.
    o  Our merchant energy business experienced higher purchased fuel costs and lower energy prices in California.
    o  Our merchant energy business had lower earnings due to the impact of large commercial and industrial customers leaving BGE's standard offer service and electing other generation suppliers resulting in the sale of electricity at lower prices.
    In addition, our other nonregulated businesses recorded the following in the first nine months of 2001 that had a positive impact in that period:
    o  an $8.5 million after-tax, or $.06 per share, gain for the cumulative effect of adopting Statement of Financial Accounting Standard (SFAS)
       No. 133, Accounting for Derivative Instruments and Hedging Activities,
       as amended, and
    o  gains on the sale of securities of $20.9 million after-tax, or $.13 per share.
    Earnings per share contributions from all of our business segments for the nine months ended September 30, 2002 are impacted by the dilution resulting from the issuance of 13.2 million of common shares during 2001.
    In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business
Our merchant energy business is exposed to various market risks as discussed further in the General Industry section on page 38 and in Item 7. Management's
Discussion and Analysis - Market Risk section of our 2001 Annual Report on Form
10-K.
    We record the financial impacts of these market risks in earnings in different periods depending upon which portion of our merchant energy business they affect. As previously discussed in the Application of Critical Accounting
Policies section on page 28, during October 2002, the EITF reached a consensus on Issue 02-3. When we apply that consensus, we will be required to record a non-cash, cumulative effect of change in accounting principle that could have a material one-time impact on our "Net income," "Mark-to-market energy assets and liabilities," and "Common Shareholders' Equity." The consensus also will affect our ongoing accounting for energy contracts. We describe this consensus on page
29.
    o  We record revenues as they are earned and electric fuel and purchased energy costs as they are incurred for contracts subject to accrual accounting, including certain load-serving activities, as discussed further in the
       Physical Delivery Business section on page 51.
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
    Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of our contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our revenues in the Mark-to-Market Origination and Risk Management
Revenues section on page 46. We discuss mark-to-market accounting and the accounting policies for the merchant energy business further in the Application of Critical Accounting Policies section on page 28 and in Note 1 of our 2001
Annual Report on Form 10-K.
    As discussed in the Business Environment -- Electric Competition section on page 38, our merchant energy business was significantly impacted by the July 1,
2000 implementation of customer choice in Maryland. At that time, BGE's generating assets became part of our nonregulated merchant energy business, and
Constellation Power Source began selling to BGE 100% of the energy and capacity required to meet its standard offer service obligations for the first three years (July 1, 2000 to June 30, 2003) of the transition period. In August 2001,
BGE entered into a contract with Constellation Power Source to provide 90% of the energy and capacity required for BGE to meet its standard offer service requirements for the final three years (July 1, 2003 to June 30, 2006) of the transition period.
    In addition, the merchant energy business revenues include 90% of the competitive transition charges (CTC revenues) BGE collects from its customers and the portion of BGE's revenues providing for nuclear decommissioning costs.

Net Income
                             Quarter Ended   Nine Months Ended
                              September 30,     September 30,
                              2002    2001     2002      2001
---------------------------- ------- ------ --------- ---------
                                      (In millions)
Revenues                     $832.0  $631.4 $1,880.1  $1,361.1
Fuel and purchased energy     314.2   176.3    647.0     391.5
Operations and maintenance    175.8   161.4    571.3     433.7
Workforce reduction costs       9.1     --      19.4       --
Impairment losses              14.4     --      20.4       --
Depreciation and
   amortization                66.4    43.4    180.3     124.4
Taxes other than income
   taxes                       22.3    10.7     63.3      33.5
---------------------------- ------- ------ --------- ---------
Income from Operations       $229.8  $239.6 $  378.4  $  378.0
============================ ======= ====== ========= =========
Net Income                   $130.3  $144.9 $  213.7  $  239.7
============================ ======= ====== ========= =========
Net Income Before Special
   Items Included in
   Operations                $145.6  $144.9 $  239.1  $  239.7
    Workforce reduction
      costs                    (5.4)    --     (11.6)      --
    Loss on sale of turbine     --      --      (3.9)      --
    Impairment of
     investments in
     qualifying facilities     (9.9)    --      (9.9)      --
---------------------------- ------- ------ --------- ---------
 Net Income                  $130.3  $144.9 $  213.7  $  239.7
============================ ======= ====== ========= =========
Above amounts include intercompany transactions eliminated in our Consolidated
Financial Statements. The Information by Operating Segment section within the
Notes to Consolidated Financial Statements on page 16 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues
Merchant energy revenues increased $200.6 million during the quarter ended
September 30, 2002 compared to the same period of 2001 mostly due to:
    o  recording revenues on a gross basis after the re-designation of our Texas load-serving business to non-trading and the use of accrual accounting for New England load-serving transactions entered into beginning in the second quarter of 2002 as discussed in more detail on page 51,
    o  higher revenues from the sales of generation at Nine Mile Point, and
    o  revenues from NewEnergy, which we acquired in September 2002.
    These increases were partially offset by a decrease in revenues related to supplying BGE's standard offer service requirements and lower mark-to-market origination and risk management revenues. Recording revenues on a gross versus net basis does not affect the level of earnings, only the classification of the components of gross margin between revenues and operating expenses.
    Merchant energy revenues increased $519.0 million during the nine months ended September 30, 2002 compared to the same period of 2001 mostly due to:
    o  higher revenues from other sales of generation from our new facilities placed in service in mid-summer 2001 and during the second and third quarters of 2002, and Nine Mile Point,
    o  higher mark-to-market origination and risk management revenues,
    o  recording revenues on a gross basis after the re-designation of our Texas load-serving business to non-trading and the use of accrual accounting for New England load-serving transactions entered into beginning in the second quarter of 2002, and
    o  revenues from NewEnergy.
    These increases were partially offset by a decrease in revenues related to supplying BGE's standard offer service requirements and lower revenues from our
California power purchase agreements with PGE and SCE. Recording revenues on a gross versus net basis does not affect the level of earnings, only the classification of the components of gross margin between revenues and operating expenses.
    Our merchant energy business focuses on serving the full energy and capacity requirements of various customers, such as utilities, municipalities, cooperatives, retail aggregators, and certain commercial and industrial customers. These load-serving activities occur in regional markets in which end use customer electricity rates have been deregulated and thereby separated from the cost of generation supply. Our generation operation (both owned assets and ownership interests in domestic energy projects) and our

origination and risk management operation perform an integral role in executing our nonregulated merchant energy business strategy.
    We account for merchant energy revenues as follows:
    o  Load-serving and other physical delivery revenues include revenues we derive from BGE standard offer service and other load-serving and physical delivery activities and are generally subject to accrual accounting.
    o  Mark-to-market origination and risk management revenues include contracts subject to mark-to-market accounting.
    We discuss the changes in our merchant energy revenues in more detail below.
The consensus on EITF 02-3 could have a material impact on our revenues in the future. We discuss the impact of this consensus in more detail in the EITF 02-3 section on page 29.

Load-Serving and Physical Delivery Revenues
Revenues from BGE Standard Offer Service
Revenues from BGE's Standard Offer Service requirements decreased by $49.4 million, including an increase in CTC revenues of $0.4 million during the quarter ended September 30, 2002 compared to the same period of 2001.
    The revenues from BGE's Standard Offer Service requirements decreased by
$71.7 million, including CTC revenues that decreased $6.4 million, during the nine months ended September 30, 2002 compared to the same period of 2001.
    These decreases were due to approximately 1,200 megawatts of large commercial and industrial customers leaving BGE's standard offer service and electing other electric generation suppliers. As a result, our merchant energy business has an increasing amount of generating capacity that will be sold at wholesale market rates and thus is subject to future changes in wholesale electricity prices.
    The CTC revenues are impacted by the CTC rate our merchant energy business receives from BGE customers as well as the volumes delivered to BGE customers.
The CTC rate declines over the transition period as previously discussed in the
Electric Competition - Maryland section on page 38. Accordingly, CTC revenues may increase when we deliver more energy to BGE customers, but this increase will be partially offset by a lower CTC rate.
    Late in the second quarter of 2002, approximately one-third of the large commercial and industrial customers that left BGE's standard offer service elected BGE Home, a subsidiary of Constellation Energy, as their electric generation supplier. Our merchant energy business continues to provide the energy to BGE Home to meet the requirements of these customers under market-based rates. Revenues from BGE Home were $22.4 million during the quarter and $27.2 million during the nine months ended September 30, 2002.

Other Merchant Load-Serving and Physical Delivery Revenues
Other merchant load-serving and physical delivery revenues increased $287.3 million during the quarter and $528.1 million during the nine months ended
September 30, 2002 compared to the same periods of 2001. Our revenues by region were as follows:

New York Region
Our merchant energy revenues in the New York region increased $175.3 million for the quarter and $371.1 million for the nine months. This was due to revenues of
$156.0 million for the quarter and $351.8 million for the nine months from Nine
Mile Point, which was acquired in November 2001. We also recognized revenues of
$19.3 million for the quarter and nine months from NewEnergy, which we acquired in September 2002.

Texas Region
Our merchant energy revenues in the Texas region increased $70.1 million for the quarter and $172.5 million for the nine months mostly because of the following:
    o  revenues of $38.9 million for the quarter and $137.1 million for the nine months related to the re-designation of the Texas load-serving business to non-trading from mark-to-market energy revenues,
    o  revenues of $22.1 million for the quarter and $26.3 million for the nine months from our Rio Nogales plant that commenced operations in the second quarter of 2002, and
    o  revenues of $9.1 million for the quarter and nine months from NewEnergy.
    The re-designation of existing contracts to non-trading did not have a material impact on the Texas load-serving and physical delivery gross margin because the increase in revenues was accompanied by a similar increase in fuel and purchased energy expenses due to recording revenues and expenses on a gross basis under accrual accounting.

Mid-Atlantic Region
Our merchant energy revenues in the Mid-Atlantic region were about the same during the quarter and decreased by $42.1 million during the nine months mostly because of the following:
    o  We had lower sales of power from our Baltimore plants in excess of that required to serve BGE's standard offer service requirements compared to same period of 2001. These lower sales were due primarily to the extended outage at Calvert Cliffs in order to replace the steam generators at Unit
       1 and lower generation from our coal plants.

    o  We recognized a $9.5 million gain on the sale of a project under development in this region in 2001 that had a positive impact in that period.

New England Region
Our merchant energy revenues in the New England region increased $48.3 million for the quarter and nine months due to $32.9 million for the New England load-serving transactions entered into beginning in the second quarter of 2002 and revenues of $15.4 million from NewEnergy.

Mid-Continent Region
Our merchant energy revenues in the mid-continent region decreased $24.7 million for the quarter and $18.0 million for the nine months mostly because we had lower revenues from our gas-fired peaking facilities that commenced operations in mid-summer of 2001 primarily due to lower demand for the output of these facilities. These decreases were partially offset by revenues of $12.4 million from NewEnergy.

Southeast Region
Our merchant energy revenues in the Southeast region increased $13.5 million for the quarter and $16.4 million for the nine months mostly because of the new generating facility that commenced operations beginning in the second quarter of
2002.

West Region
Our merchant energy revenues in the West region increased $6.0 million for the quarter mostly because of revenues from NewEnergy. Our merchant energy revenues in the West region decreased $2.0 million for the nine months mostly because of lower revenues from our California projects partially offset by revenues from
NewEnergy. We discuss our California projects in more detail below.

California Power Purchase Agreements
------------------------------------
Our generation operation has $269.8 million invested in partnerships that own 13 operating power projects of which our ownership percentage represents 137 megawatts of electricity that are sold to PGE and SCE in California under power purchase agreements.
    Revenues from these projects, net of credit reserves, were about the same during the quarter and decreased $6.8 million for the nine months ended
September 30, 2002 compared to the same periods of 2001. While California power prices were significantly lower during the first half of 2002 compared to the same period of 2001, first quarter results were offset by credit reserves established for our exposure in California during the first quarter of 2001 that had a negative impact in that period. These reserves were subsequently reversed in the first quarter of 2002 as discussed below.
    Our merchant energy business was not paid in full for its sales from these plants to the two utilities from November 2000 through early April 2001. As of
September 30, 2002, we received $38.2 million of the $45 million for unpaid power sales plus interest, which included payment of 100% of the SCE outstanding balance. We expect to collect the remaining outstanding balance plus interest from PGE within the next several months. Accordingly, we reversed all of our credit reserves that totaled $9.1 million during the first quarter of 2002.
    The projects entered into agreements with PGE through July 2006 and SCE through April 2007 that provide for fixed-price payments averaging $53.70 per megawatt-hour plus the stated capacity payments in the original agreements.

Mark-to-Market Origination and Risk Management Revenues
Revenues include net gains and losses from Constellation Power Source origination and risk management activities for which we use the mark-to-market method of accounting. We discuss the mark-to-market method of accounting and
Constellation Power Source's activities in more detail in the Application of
Critical Accounting Policies section on page 28 and in Note 1 in our 2001 Annual
Report on Form 10-K. We also discuss the EITF consensus on Issue 02-3 on page
29. This consensus could have a material impact on our revenues.
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

    Mark-to-market origination and risk management revenues were as follows:

                          Quarter Ended   Nine Months Ended
                          September 30,    September 30,
                           2002    2001    2002    2001
------------------------- -------- ------ ------- -------
                                     (In millions)
Origination transactions   $ 7.4    $25.7 $102.3  $129.2
Risk management activities
   Realized                 21.9     26.1   29.1   (21.1)
   Unrealized              (21.5)    15.7   30.5    18.4
------------------------- -------- ------ ------- -------
Total risk management
   activities                0.4     41.8   59.6    (2.7)
------------------------- -------- ------ ------- -------
Total                      $ 7.8    $67.5 $161.9  $126.5
========================= ======== ====== ======= =======

    Revenues from origination transactions represent the initial unrealized fair value of new wholesale energy transactions at the time of contract execution.
Risk management revenues represent both realized and unrealized gains and losses from changes in the value of our entire portfolio. We discuss the changes in mark-to-market origination and risk management revenues below. We show the relationship between our revenues and the change in our net mark-to-market energy asset on page 48.
    Our mark-to-market origination and risk management revenues have been and will continue to be affected by a decrease in the portion of our activities that is subject to mark-to-market accounting. As discussed in the Physical Delivery
Business section on page 51, during 2002 we re-designated our Texas load-serving business to accrual, and we began to account for new non-derivative origination transactions on the accrual basis rather than under mark-to-market accounting.
Under the consensus on EITF 02-3, we will no longer record existing non-derivative contracts at fair value beginning no later than January 1, 2003.
Further, effective July 1, 2002, to the extent that we are not able to observe quoted market prices or other current market transactions for contract values determined using models, we record a reserve to adjust such contracts to result in zero gain or loss at inception. We remove the reserve and record such contracts at fair value when we obtain current market information for contracts with similar terms and counterparties.
    We cannot predict the ongoing impact of applying EITF 02-3. However, we expect that our reported earnings for contracts subject to the consensus will generally match the cash flows from those contracts more closely and may be less volatile under accrual accounting than under mark-to-market accounting, which reflects changes in fair value of contracts when they occur rather than when products are delivered and costs are incurred. Alternatively, other comprehensive income may have greater fluctuations after we apply the consensus because of a larger number of derivative contracts that we may designate for hedge accounting under SFAS No. 133, but these fluctuations will not affect earnings or cash flows. Additionally, because we will record revenues on a gross basis under accrual accounting, our revenues could increase materially, but our earnings will not be affected by this gross versus net reporting. We discuss the consensus in detail on page 29.
    Constellation Power Source's mark-to-market origination and risk management revenues are influenced by our focus on serving the full electric energy and capacity requirements of electric utility customers. Providing utilities' full energy and capacity requirements requires greater ownership of, or contractual access to, power generating facilities, as opposed to merely standard products obtainable in liquid trading markets.
    The relationship of the realized portion of revenue to total mark-to-market origination and risk management revenue in the table above reflects the nature of the mark-to-market origination transactions that Constellation Power Source has executed. A significant portion of these contracts provide for Constellation
Power Source to serve customers' energy requirements at fixed prices that are lower in the early years of the contracts but that are expected to provide increased margins and cash flows over the remaining terms of the contracts. We discuss the settlement terms of our contracts on page 49.
    Mark-to-market origination and risk management revenues decreased $59.7 million during the quarter ended September 30, 2002 compared to the same period of 2001 because of lower revenues from origination transactions and risk management activities. The decrease in origination revenue reflects the use of accrual accounting for new load-serving transactions originated beginning in the second quarter of 2002, the impact of applying the EITF guidance on recording gains at the time of contract origination as described on page 29, and fewer transactions in 2002 as compared to the same period of 2001. The decrease in revenues from risk management activities is primarily due to unfavorable changes in regional power prices, price volatility, and other factors in the third quarter of 2002 compared to the same period of 2001, partially offset by the absence of mark-to-market losses recorded in 2001 on Texas trading activities designated as non-trading in 2002.
    Mark-to-market origination and risk management revenues increased $35.4 million during the nine months ended September 30, 2002 compared to the same period of 2001 mostly because of net gains from risk management activities partially offset by lower revenues from origination transactions. The increase in net gains from risk management activities is primarily due to the absence of mark-to-market losses recorded in 2001 on Texas trading activities designated as non-trading in 2002, favorable changes in regional power prices, price volatility, and other factors in 2002 compared to the same period of 2001. The decrease in origination revenue reflects the use of accrual accounting for new load-serving transactions originated beginning in the second quarter of 2002, the impact of applying the EITF guidance on recording gains at the time of contract origination as described on page 29, and fewer individually significant transactions in 2002 as compared to the same period of 2001.
    Constellation Power Source's mark-to-market energy assets and liabilities are comprised of a combination of derivative and non-derivative (physical)
contracts. The non-derivative assets and liabilities primarily relate to load-serving activities originated prior to the shift to accrual accounting earlier this year. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, estimated quantities, or both. We discuss our modeling techniques on page 50.

    Mark-to-market energy assets and liabilities consisted of the following:
                                September 30, December 31,
                                     2002        2001
------------------------------ -------------- ------------
                                     (In millions)
Current assets                     $  285.6     $  398.4
Noncurrent assets                   1,256.5      1,819.8
---------------------------------- ---------- -----------
Total assets                        1,542.1      2,218.2
---------------------------------- ---------- -----------

Current liabilities                   191.0        323.3
Noncurrent liabilities                855.6      1,476.5
---------------------------------- ---------- -----------
Total liabilities                   1,046.6      1,799.8
---------------------------------- ---------- -----------
Net mark-to-market energy asset    $  495.5     $  418.4
================================== ========== ===========

    The primary components of our net mark-to-market energy asset are the following as of September 30, 2002:
                                 (In millions)
New England load-serving            $303.7
PJM generation hedge                 111.0
Other positions                       80.8
------------------------------- ---------------
Total                               $495.5
=============================== ===============

    The New England load-serving portion of the net asset primarily represents the fair value of contracts to serve customers' full energy requirements and related energy supply resources. Under the consensus on EITF 02-3, we will cease to account for a portion of these contracts at fair value beginning no later than January 1, 2003. We discuss the impact of the consensus on EITF 02-3 in more detail on page 29.
    The PJM generation hedge is comprised of a group of options that serve as an economic hedge of the PJM generation portfolio. These options give us the right to sell power at a floor price which is valuable to our generation operation when market prices are low and also give us the right to buy power at a capped price, which adds value when market prices are high.
    A significant portion of the remaining $80.8 million relates to power sales transactions in California that are fully hedged.
    The following are the primary sources of the change in the net mark-to-market energy asset during the quarter and the nine months ended
September 30, 2002:

Change in Net Mark-to-Market Energy Asset
                                  Quarter Ended  Nine Months Ended
                                  September 30,     September
                                       2002         30, 2002
-------------------------------- ---------------- --------------
                                           (In millions)
Fair value beginning of period             $509.0         $418.4
Changes in fair value recorded as
   revenues
   Origination transactions         $  7.4         $102.3
                                    ------         ------
   Unrealized risk management
     revenues:
     Reclassification of settled
        contracts to realized        (21.9)        (29.1)
     Changes in valuation
        techniques                     6.5          10.8
     Unrealized changes in fair
        value                         (6.1)         48.8
                                    ------         ------
   Total unrealized risk
     management revenues            $(21.5)        $ 30.5
                                    ------         ------
Total changes in fair value
   recorded as revenues                     (14.1)         132.8
Changes in fair value recorded as
   operating expenses                         2.6            5.6
Changes in value of
   exchange-listed futures and
   options                                   20.1           21.1
Net change in premiums on options           (28.2)         (38.8)
Texas contracts re-designated
   as non-trading                             --           (63.3)
Other changes in fair value                   6.1           19.7
----------------------------------- ------ ------- ------ ------
Fair value at September 30, 2002           $495.5         $495.5
=================================== ====== ======= ====== ======
    Origination transactions represent the initial unrealized fair value at the time these contracts are executed. Reclassification of settled contracts to realized represents the portion of previously unrealized amounts settled during the period and recorded as realized transactions. Changes in valuation techniques represent improvements in estimation techniques, including modeling and other statistical enhancements used to value our portfolio to reflect more accurately the economic value of our contracts. Unrealized changes in fair value represent the change in value of our unrealized net mark-to-market energy asset due to changes in commodity prices, the volatility of options on commodities, the time value of options, and net changes in other valuation adjustments.
Changes in fair value recorded as operating expenses represent accruals for future incremental expenses in connection with servicing origination transactions. While these accruals are recorded as part of the fair value of the net mark-to-market energy asset, they are reflected in the income statement as expenses rather than revenues. Changes in value of exchange-listed futures and options represent unrealized revenue from exchange-traded contracts included in risk management revenues. The fair value of these contracts is recorded in "Accounts receivable" rather than mark-to-market energy assets in our Consolidated
Balance Sheets because these amounts are settled through our margin account with a third-party broker.
    We record premiums on options purchased as an increase in the net mark-to-market energy asset and premiums on options sold as a decrease in the net mark-to-market energy asset.
    We discuss our re-designation of the Texas load-serving activities as non-trading in more detail on page 51.
    The settlement term of the net  mark-to-market energy asset and sources of fair value as of September 30, 2002 are as follows:

                                                              Settlement Term
--------------------- ------------------------------------------------------------------------------------------------
                                                                                                              Total
                                                                                        2008                  Fair
                          2002       2003      2004      2005      2006       2007      -2009    Thereafter   Value
--------------------- ---------- --------- --------- --------- ---------- ---------- ---------- ----------- ----------
                                                               (In millions)
Prices provided by
  external sources       $17.5      $73.4    $(26.8)   $(70.2)    $ 2.5     $ (0.7)    $ (1.6)       $4.7     $ (1.2)
Prices based on
  models                  (3.4)      (4.0)    109.7     101.1      71.8       64.9      159.9        (3.3)     496.7
--------------------- ---------- --------- --------- --------- ---------- ---------- ---------- ----------- ----------
Total net
  mark-to-market
  energy asset           $14.1      $69.4    $ 82.9    $ 30.9     $74.3     $ 64.2     $158.3        $1.4     $495.5
===================== ========== ========= ========= ========= ========== ========== ========== =========== ==========

   The implementation of the consensus on EITF 02-3 for existing non-derivative contracts in our mark-to-market portfolio will impact the amount and composition of the net mark-to-market energy asset. We discuss this consensus in more detail on page 29.
   The portion of the net mark-to-market energy asset as of September 30, 2002 that was valued using prices provided by external sources decreased compared to the level that was similarly valued as of December 31, 2001. Two primary factors contributed to the decrease:
    o  the re-designation of our Texas load-serving business as non-trading as described on page 51, which resulted in a reduction of the net mark-to-market energy asset, most of which was valued using prices available from external sources, and
    o  a reduction in the portion of our New England load-serving business for which prices are available from external sources due to a significant decrease in market liquidity and available pricing information in New
       England as a result of pending market changes.
    Pending changes in the New England market and general market conditions have reduced market liquidity and pricing information compared to the information that was available as of December 31, 2001. Because of the long-term nature of our load-serving contracts and supply arrangements and changes in this market, a greater proportion of these contracts extend for terms for which market prices are not presently available from external sources. We discuss the New England load-serving business in more detail on page 52.
    The following table presents the settlement terms of our net mark-to-market energy asset excluding contracts associated with the New England load-serving business.

                                     Settlement Term Excluding New England Load-Serving Business
                      ----------------------------------------------------------------------------------------------
                                                                                                             Total
                                                                                       2008                  Fair
                          2002       2003      2004      2005     2006      2007      -2009   Thereafter     Value
--------------------- ---------- --------- --------- --------- -------- ---------- ---------- ----------- ----------
                                                              (In millions)
Prices provided by
  external sources       $35.9      $65.5     $17.6    $(38.2)   $ 2.3     $(2.5)      $(5.1)     $ --      $ 75.5
Prices based on
  models                   --         2.5      (7.9)     22.9     34.2      23.7        28.5       12.4      116.3
--------------------- ---------- --------- --------- --------- -------- ---------- ---------- ----------- ----------
Total                    $35.9      $68.0     $ 9.7    $(15.3)   $36.5     $21.2       $23.4      $12.4     $191.8
===================== ========== ========= ========= ========= ======== ========== ========== =========== ==========

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
    o  forward purchases and sales of electricity during peak hours for delivery terms through 2008, depending upon the region,
    o  forward purchases and sales of electricity during off-peak hours for delivery terms through 2008, depending upon the region,
    o  options for the purchase and sale of electricity during peak hours for delivery terms through 2003, depending upon the region,
    o  forward purchases and sales of electric capacity for delivery terms through
       2003,
    o  forward purchases and sales of natural gas and oil for delivery terms through 2006, and
    o  options for the purchase and sale of natural gas and oil for delivery terms through 2006.
    The remainder of the net mark-to-market energy asset is valued using models.
The portion of contracts for which such techniques are used includes standard products for which external prices are not available and customized products that are valued using modeling techniques to determine expected future market prices, contract quantities, or both.
    Modeling techniques include estimating the present value of cash flows based upon underlying contractual terms and incorporate, where appropriate, option pricing models and statistical and simulation procedures. Inputs to the models include:
    o  observable market prices,
    o  estimated market prices in the absence of quoted market prices, the
    o  risk-free market discount rate,
    o  volatility factors,
    o  estimated correlation of energy commodity prices,
    o  estimated volumes for customer requirements, which are influenced by customer switching behavior, impact of temperature on electric prices, and customer acquisition and servicing costs,
    o  estimated volumes for tolling contracts, and
    o  expected generation profiles of specific regions.
    Additionally, we incorporate counterparty-specific credit quality and factors for market price and volatility uncertainty and other risks in our valuation. The inputs and factors used to determine fair value reflect management's best estimates.
    The electricity, fuel, and other energy contracts held by Constellation
Power Source have varying terms to maturity, ranging from contracts for delivery the next hour to contracts with terms of ten years or more. Because an active, liquid electricity futures market comparable to that for other commodities has not developed, the majority of contracts used in the origination and risk management operation are direct contracts between market participants and are not exchange-traded or financially settling contracts that can be readily liquidated in their entirety through an exchange or other market mechanism.
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
    The fair values in the tables represent expected future cash flows based on the level of forward prices and volatility factors as of September 30, 2002.
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

Physical Delivery Business
Our merchant energy business focuses on serving the full energy and capacity requirements of various customers, such as utilities, municipalities, cooperatives, retail aggregators, and large commercial and industrial customers.
These load-serving activities occur in regional markets in which end use customer electricity rates have been deregulated and thereby separated from the cost of generation supply. Our merchant energy business manages these activities as a physical delivery business rather than a trading business.
    As a result of the changes in our organization and senior management in late
2001, including the cancellation of business separation and the termination of the power business services agreement with Goldman Sachs, we re-evaluated our load-serving activities in Texas and New England. We determined that since we manage these activities as a physical delivery business rather than a trading business, it is appropriate to apply accrual accounting for these activities. We describe our accounting for these activities below, including the use of mark-to-market accounting for certain portions of our load-serving activities.
    Under accrual accounting earnings initially will be lower because we will record the margin on new transactions as power is delivered to customers over the contract term rather than in full at the inception of each new contract.
Additionally, we also expect lower earnings volatility for this portion of our business because unrealized changes in the fair value of load-serving contracts will no longer be recorded as revenue at the time of the change under mark-to-market accounting as is required for trading activities under EITF
98-10.
     On October 25, 2002, the EITF reached a consensus on Issue 02-3, that will affect how we apply the mark-to-market method of accounting and, among other things, requires us to begin using the accrual method of accounting for certain existing load-serving contracts for which we previously were required to apply mark-to-market accounting. We discuss the impact of the consensus on EITF 02-3 in more detail on page 29.

Re-designation of Texas Business
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
    At the time of this change in designation, we reclassified the fair value of load-serving contracts and physically delivering power purchase agreements in
Texas from "Mark-to-market energy assets and liabilities" to "Other assets" and
"Other deferred credits and other liabilities." The contracts reclassified consisted of gross assets of $78 million and gross liabilities of $15 million, or a net asset of $63 million. The consensus on EITF 02-3 requires us to remove the unamortized balance of these assets and liabilities, excluding the costs of any acquired contracts, from our Consolidated Balance Sheets no later than
January 1, 2003.

    Beginning February 15, 2002, the results of our Texas load-serving business are included in "Nonregulated revenues" on a gross basis as power is delivered to our customers. These revenues totaled $38.9 million for the quarter ended
September 30, 2002 and $137.1 million for the period February 15, 2002 through
September 30, 2002. Prior to the date of re-designation, the results of these activities were reported on a net basis as part of mark-to-market energy revenues included in "Nonregulated revenues." Mark-to-market origination and risk management revenues for the Texas trading activities were a net loss of
$1.2 million for the portion of the first quarter of 2002 prior to the designation as non-trading and a net loss of $28.0 million for the third quarter of 2001 and a net loss of $36.2 million for the nine months ended September 30,
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

New England Load-Serving Business
The New England load-serving business consists primarily of contracts to serve the full energy and capacity requirements of retail customers and electric distribution utilities and associated power purchase agreements to supply our customers' requirements. We manage this business primarily to assure profitable delivery of customers' energy requirements rather than as a traditional trading activity. Therefore, we use accrual accounting for New England load-serving transactions and associated power purchase agreements entered into since the second quarter of 2002.
    Because EITF 98-10 significantly limited the circumstances under which contracts previously designated as a trading activity could be re-designated as non-trading, prior to the consensus on EITF 02-3, we were required to continue to include contracts entered into before the second quarter of 2002 in our mark-to-market accounting portfolio under EITF 98-10. However, the consensus on
EITF 02-3 will affect the accounting for these contracts no later than January
1, 2003 when we will be required to remove these contracts from our
"Mark-to-market energy assets and liabilities" and begin to account for these contracts under the accrual method of accounting.

Operating Expenses
Fuel and Purchased Energy
Merchant energy fuel and purchased energy expenses increased $137.9 million during the quarter ended September 30, 2002 compared to the same period of 2001 mostly because of the following:
    o  We had higher fuel and purchased energy of $75.2 million related to recording fuel and purchased energy costs gross after the re-designation of our Texas load-serving business to non-trading and the use of accrual accounting for New England transactions entered into beginning in the second quarter of 2002 as previously discussed on page 51. Recording purchased fuel and energy costs on a gross versus net basis does not affect the level of earnings, only the classification of the components of gross margin between revenues and operating expenses.
    o  We had higher purchased energy of $54.2 million for NewEnergy to meet their load requirements.
    o  We had higher fuel and purchased energy of $35.9 million from the operations of the new generating facilities and Nine Mile Point.
    o  We had higher purchased energy to supply BGE standard offer service due to the warmer weather and higher coal prices. These were partially offset by lower generation at our coal plants. We expect to incur higher coal prices through the remainder of 2002.
    These increases were offset by lower fuel and purchased energy of $46.5 million at our mid-continent gas-fired peaking facilities primarily due to lower demand for the output of these facilities.
    Merchant energy fuel and purchased energy expenses increased $255.5 million for the nine months ended September 30, 2002 compared to the same period of 2001 mostly because of the following:
    o  We had higher fuel and purchased energy of $177.7 million related to recording fuel and purchased energy costs after the re-designation of our
       Texas load-serving business to non-trading and the use of accrual accounting for New England load-serving transactions entered into beginning in the second quarter of 2002 as discussed above. Recording purchased fuel and energy costs on a gross versus net basis does not affect the level of earnings, only the classification of the components of gross margin between revenues and operating expenses.
    o  We had higher fuel and purchased energy of $57.4 million from the operations of the new generating facilities and Nine Mile Point.
    o  We had higher purchased energy of $54.2 million for NewEnergy.
    o  We had higher purchased energy to supply BGE standard offer service due to the warmer weather, the extended outage at Calvert Cliffs, and higher coal prices. These were partially offset by lower generation at our coal plants.

    These increases were offset by lower fuel and purchased energy of $39.1 million at our mid-continent gas-fired peaking facilities.
    The consensus on EITF 02-3 could have a material impact on our fuel and purchased energy costs in the future because we will begin to account for certain non-derivative contracts on a gross basis under the accrual method of accounting, rather than on a net basis under the mark-to-market method of accounting. We discuss this consensus in more detail on page 29.

Operations and Maintenance Expenses
Merchant operations and maintenance expenses increased $14.4 million during the quarter and $137.6 million for the nine months ended September 30, 2002 compared to the same periods of 2001 mostly because of the following:
    o  We had operations and maintenance expenses of $48.1 million for the quarter and $156.0 million for the nine months ended at the new generating facilities and Nine Mile Point, and $2.4 million at NewEnergy.
    o  Origination and risk management operating expenses were about the same for the quarter and $19.7 million higher for the nine months as a result of the growth of this operation.
    These increased costs were partially offset by the following:
    o  Our origination and risk management operation benefited from the absence of Goldman Sachs' fees due to the termination of the power business services agreement in October 2001. The Goldman Sachs fees were $17.4 million in the third quarter of 2001 and $29.0 million for the nine months of 2001.
    o  We had cost reductions due to productivity initiatives associated with our corporate-wide workforce reduction.
    o  Our origination and risk management operation had lower direct expenses of
       $14.4 million for the quarter related to fewer origination transactions compared to the same period of 2001. These direct expenses were about the same for the nine months ended compared to the same period of 2001.
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

Extended Nuclear Outages
Our merchant energy business began an extended outage at Unit 1 of Calvert
Cliffs during the first quarter of 2002 to replace the steam generators which was completed at the end of June 2002. As previously discussed in this section, our merchant energy business had lower revenues and higher operating costs due to this extended outage. Calvert Cliffs will replace the steam generators for
Unit 2 during the 2003 refueling outage. Based on our current outage schedule, we expect the 2003 extended outage to be shorter than the 2002 extended outage.
However, the extended outage will be significantly longer than a normal refueling outage. As a result of the extended outages, we expect lower annual revenues and higher annual operating costs from Calvert Cliffs compared to 2001.

Workforce Reduction Costs
Our merchant energy business recognized expenses of $9.1 million pre-tax, or
$5.4 million after-tax, during the quarter and $19.4 million pre-tax, or $11.6 million after-tax, for the nine months associated with our workforce reduction efforts as previously discussed in the Events of 2002 section on page 33.
    Once our workforce reduction efforts to date have been fully implemented, our merchant energy business expects ongoing, full year labor cost savings of approximately $32 million. These savings will be realized in either labor included in operating expenses or capitalized labor, partially offset by other increases in operating or capital costs.

Impairment Losses
As discussed in the Events of 2002 section on page 32, our merchant energy business recognized impairment losses of $14.4 million pre-tax, or $9.9 million after-tax, for the decline in value of certain investments in partnerships that have investments in qualifying facilities. In addition, our merchant energy business recognized a $6.0 million pre-tax, or $3.9 million after-tax, impairment loss on the sale of a steam turbine generator set during the second quarter of 2002.

Depreciation and Amortization Expense
Merchant energy depreciation and amortization expense increased $23.0 million during the quarter and $55.9 million for the nine months ended September 30,
2002 compared to the same periods of 2001 mostly because of the depreciation and amortization associated with Nine Mile Point and the new generating facilities.

Taxes Other than Income Taxes
Merchant energy taxes other than income taxes increased $11.6 million during the quarter and $29.8 million for the nine months ended September 30, 2002 compared to the same periods of 2001 mostly because of taxes other than income taxes associated with Nine Mile Point and the new generating facilities.

Regulated Electric Business
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
    As part of the Restructuring Order, the rates received from customers under the standard offer service increase over the transition period as discussed further in the Business Environment--Electric Competition section beginning on page 38.

Net Income
                              Quarter Ended  Nine Months Ended
                              September 30,    September 30,
                              2002    2001    2002      2001
---------------------------- ------- ------ -------- ----------
                                    (In millions)
Revenues                     $596.3  $634.6 $1,537.1 $1,624.4
Electric fuel and
   purchased energy           358.6   418.0    872.9    977.7
Operations and maintenance     67.8    60.2    188.1    184.9
Workforce reduction costs       3.1     --      31.9      --
Depreciation and
   amortization                43.6    43.7    131.4    130.5
Taxes other than income
   taxes                       35.5    36.0    104.4    107.0
---------------------------- ------- ------ -------- ----------
Income from Operations       $ 87.7  $ 76.7 $  208.4 $  224.3
============================ ======= ====== ======== ==========
Net Income                   $ 35.0  $ 27.3 $   68.8 $   73.0
============================ ======= ====== ======== ==========
Net Income Before Special
   Items Included in
   Operations                $ 36.9  $ 27.3 $   88.1 $   73.0
     Workforce reduction
        costs                  (1.9)    --     (19.3)      --
---------------------------- ------- ------ -------- ----------
 Net Income                  $ 35.0  $ 27.3 $   68.8 $   73.0
============================ ======= ====== ======== ==========
Above amounts include intercompany transactions eliminated in our Consolidated
Financial Statements. The Information by Operating Segment section within the
Notes to Consolidated Financial Statements on page 16 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business increased during the quarter ended September 30, 2002 compared to the same period of 2001 mostly because of increased distribution sales volumes due to warmer weather. Net income from the regulated electric business decreased during the nine months ended September 30,
2002 compared to the same period of 2001 primarily because we recorded costs of
$19.3 million after-tax associated with our workforce reduction initiatives, partially offset by increased distribution sales volumes due to warmer weather and an increased number of customers.

Electric Revenues
The changes in electric revenues in 2002 compared to 2001 were caused by:
                            Quarter Ended  Nine Months Ended
                            September 30,    September 30,
                            2002 vs. 2001   2002 vs. 2001
-----------------------------------------------------------
                                  (In millions)
Distribution sales
   volumes                     $ 16.8       $  15.0
Standard Offer Service          (43.9)        (61.1)
Fuel rate surcharge             (15.4)        (42.7)
-----------------------------------------------------------
Total change in electric
   revenues from electric
   system sales                 (42.5)        (88.8)
Other                             4.2           1.5
-----------------------------------------------------------
Total change in
   electric revenues           $(38.3)       $(87.3)
===========================================================

Distribution Sales Volumes
"Distribution sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. The percentage changes in our distribution sales volumes, by type of customer, in 2002 compared to 2001 were:

                     Quarter Ended   Nine Months Ended
                      September 30,    September 30,
                      2002 vs. 2001    2002 vs. 2001
-------------------------------------------------------
 Residential              14.2%             4.4%
 Commercial                6.1              1.8
 Industrial                4.6              0.9

    During the quarter ended September 30, 2002, we distributed more electricity to all customers compared to the same period of 2001 due to warmer weather.
During the nine months ended September 30, 2002, we distributed more electricity to residential customers compared to the same period of 2001 due to warmer weather and an increased number of customers. We distributed more electricity to commercial customers compared to the same period of 2001 due to higher usage per customer and an increased number of customers. We distributed about the same amount of electricity to industrial customers.

Standard Offer Service
As part of the Restructuring Order, BGE provides standard offer service for customers that do not select an alternative generation supplier as previously discussed.
    Standard offer service revenues decreased for the quarter and nine months ended September 30, 2002 compared to the same periods of 2001 primarily as a result of large commercial and industrial customers leaving BGE's standard offer service and electing other electric generation suppliers. These decreased revenues were partially offset by increased sales to residential customers due to warmer summer weather and an increase in the standard offer service rate that
BGE charges its customers.
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

Electric Fuel and Purchased Energy Expenses

                       Quarter Ended   Nine Months Ended
                       September 30,     September 30,
                        2002    2001    2002     2001
--------------------------------------------------------
                                (In millions)
Actual costs           $358.6  $402.9  $872.9   $935.8
Net recovery of
   costs under
   electric fuel
   rate clause            --     15.1     --      41.9
--------------------------------------------------------
Total electric
   fuel and
   purchased
   energy expenses     $358.6  $418.0  $872.9   $977.7
========================================================

Actual Costs
As discussed in the Business Environment--Electric Competition section on page
38, BGE transferred its generating assets to, and began purchasing substantially all of the energy and capacity required to provide electricity to standard offer service customers from, the merchant energy business.
    Our actual costs of fuel and purchased energy for the quarter and nine months ended September 30, 2002 were lower compared to the same periods of 2001 mostly because BGE purchased less energy due to large commercial and industrial customers leaving BGE's standard offer service and electing other electric generation suppliers.

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

Electric Operations and Maintenance Expenses
Regulated electric operations and maintenance expenses increased $7.6 million for the quarter and $3.2 million for the nine months ended September 30, 2002 compared to the same periods of 2001 mostly because of increased spending to improve the reliability of our electric distribution system. These higher costs were partially offset by cost reductions due to productivity initiatives associated with our corporate-wide workforce reduction and other productivity initiative programs during the nine months ended compared to the same period of
2001.

Workforce Reduction Costs
BGE's electric business recognized expenses of $3.1 million pre-tax, or $1.9 million after-tax, during the quarter and $31.9 million pre-tax, or $19.3 million after-tax, for the nine months associated with our workforce reduction efforts as previously discussed in the Events of 2002 section on page 33.
    Once our workforce reduction efforts to date have been fully implemented,
BGE's electric business expects ongoing, full year labor cost savings of approximately $33 million. These savings will be realized in either labor included in operating expenses or capitalized labor, partially offset by other increases in operating or capital costs.

Other Electric Operating Expenses
Regulated other electric operating expenses were about the same for the quarter and nine months ended September 30, 2002 compared to the same periods of 2001.

Regulated Gas Business
Net Income
                              Quarter Ended Nine Months Ended
                              September 30,   September 30,
                               2002    2001   2002    2001
--------------------------------------------------------------
                                     (In millions)
Gas revenues                  $72.2   $66.8  $388.1  $534.1
Gas purchased for resale       28.3    22.9   191.3   328.0
Operations and maintenance     25.1    23.2    71.0    72.4
Workforce reduction costs       0.2     --      0.2     --
Depreciation and
   amortization                11.5     9.8    36.0    36.3
Taxes other than income
   taxes                        7.5     7.2    24.7    25.6
---------------------------------------------------------------
(Loss) Income from
   operations                 $(0.4)  $ 3.7  $ 64.9  $ 71.8
===============================================================
Net (Loss) Income             $(4.1)  $(2.3) $ 26.6  $ 29.4
===============================================================
Net (Loss) Income Before
   Special Items Included
   in Operations              $(4.0)  $(2.3) $ 26.7  $ 29.4
     Workforce reduction
       costs                   (0.1)    --     (0.1)    --
---------------------------------------------------------------
Net (Loss) Income             $(4.1)  $(2.3) $ 26.6  $ 29.4
===============================================================
Above amounts include intercompany transactions eliminated in our Consolidated
Financial Statements. The Information by Operating Segment section within the
Notes to Consolidated Financial Statements on page 16 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net loss from the regulated gas business was about the same during the quarter ended September 30, 2002 compared to the same period of 2001. Net income from the regulated gas business decreased during the nine months ended September 30,
2002 compared to the same period of 2001 mostly due to a decrease in earnings from the sharing mechanism under our gas cost adjustment clauses.
    All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
The changes in gas revenues in 2002 compared to 2001 were caused by:

                            Quarter Ended  Nine Months Ended
                            September 30,    September 30,
                            2002 vs. 2001    2002 vs. 2001
-------------------------------------------------------------
                                      (In millions)
Distribution volumes             $(1.5)     $  (14.5)
Base rates                         --           (2.3)
Weather normalization              2.3          12.2
Gas cost adjustments               1.4         (99.7)
-------------------------------------------------------------
Total change in gas revenues
  from gas system sales            2.2        (104.3)
Off-system sales                   3.6         (38.9)
Other                             (0.4)         (2.8)
--------------------------------------------------------------
Total change in gas revenues     $ 5.4       $(146.0)
=============================================================

Distribution Volumes
The percentage changes in our gas distribution volumes, by type of customer, in
2002 compared to 2001 were:

                       Quarter Ended    Nine Months Ended
                       September 30,      September 30,
                       2002 vs. 2001     2002 vs. 2001
--------------------------------------------------------
 Residential                (6.4)%            (11.2)%
 Commercial                (11.6)              (2.1)
 Industrial                 (4.4)              (5.1)

    During the quarter ended September 30, 2002, we distributed less gas to residential and commercial customers compared to the same period of 2001 mostly due to lower usage per customer. We distributed less gas to industrial customers mostly because of lower usage by industrial customers due to their lower business needs related to the general downturn in the economy and a decreased number of customers.
    During the nine months ended September 30, 2002, we distributed less gas to residential and commercial customers compared to the same period of 2001 mostly due to milder winter weather and lower usage per customer partially offset by an increased number of customers. We distributed less gas to industrial customers mostly because of lower usage by industrial customers due to their lower business needs related to the general downturn in the economy and a decreased number of customers.

Base Rates
Base rate revenues were about the same for the quarter ended September 30, 2002 compared to the same period of 2001. Base rate revenues decreased for the nine months ended September 30, 2002 compared to the same period of 2001 mostly because of a decrease in the rate approved by the Maryland PSC associated with the energy conservation surcharge program.

Weather Normalization
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our
2001 Annual Report on Form 10-K. However, under market-based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers. The shareholders' portion decreased $0.3 million during the quarter and $2.4 million during the nine months ended September 30, 2002 compared to the same periods of 2001.
    Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas distributed and are included in gas distribution sales volumes.
    During the quarter ended September 30, 2002, gas cost adjustment revenues were about the same compared to the same period of 2001.
    During the nine months ended September 30, 2002, gas cost adjustment revenues decreased compared to the same period of 2001 mostly because we distributed less gas at a lower price.
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
    During the quarter ended September 30, 2002, revenues from off-system gas sales increased mostly because we sold more gas as compared to the same period of 2001. During the nine months ended September 30, 2002, revenues from off-system gas sales decreased mostly because the gas we sold was at a lower price partially offset by more gas sold compared to the same period of 2001.

Gas Purchased For Resale Expenses
Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service customers.
    During the quarter ended September 30, 2002, gas costs increased compared to the same period of 2001 because we purchased more gas at a higher price.
    During the nine months ended September 30, 2002, gas costs decreased compared to the same period of 2001 because we purchased less gas at a lower price.

Gas Operations and Maintenance Expenses
Regulated gas operations and maintenance expenses were about the same for the quarter and nine months ended September 30, 2002 compared to the same periods of
2001.

Workforce Reduction Costs
BGE's gas business recognized expenses associated with our workforce reduction efforts as previously discussed in the Events of 2002 section on page 33.
    Once our workforce reduction efforts to date have been fully implemented,
BGE's gas business expects ongoing, full year labor cost savings of approximately $15 million. These savings will be realized in either labor included in operating expenses or capitalized labor, partially offset by other increases in operating or capital costs.

Other Gas Operating Expenses
Regulated other gas operating expenses were about the same for the quarter and nine months ended September 30, 2002 compared to the same periods of 2001.

Other Nonregulated Businesses
Net Income
                              Quarter Ended  Nine Months Ended
                               September 30,   September 30,
                               2002    2001   2002    2001
--------------------------------------------------------------
                                   (In millions)
Revenues                     $133.5  $112.4  $385.6  $422.2
Operating expenses            126.8   108.3   360.0   387.0
Workforce reduction costs       0.1     --      0.2     --
Impairment losses and other
   costs                       10.2     --     10.2     --
Depreciation and
   amortization                 4.3     6.0    12.4    17.3
Taxes other than income
   taxes                        1.2     1.3     3.3     3.5
Gains on sale of
   investments and other
   assets                       --      0.7   260.3    34.4
-------------------------------------------------------------
(Loss) Income from
   Operations                $ (9.1) $ (2.5) $259.8  $ 48.8
==============================================================
Net Income Before
   Cumulative Effect of
   Change in Accounting
   Principle                 $(10.5) $ (6.3) $151.5  $  0.4
Cumulative Effect of Change
   in Accounting Principle      --      --     --       8.5
--------------------------------------------------------------
Net (Loss) Income            $(10.5) $ (6.3) $151.5  $  8.9
==============================================================
Net (Loss) Income Before
   Special Items Included
   in Operations             $ (3.2) $ (6.8) $ (7.3) $(20.5)
     Gains on sale of
       investments and
       other assets             --      0.5   166.2    20.9
     Workforce reduction
       costs                   (0.1)    --     (0.2)    --
     Impairment of real
       estate and
       international
       investments             (1.2)    --     (1.2)    --
     Costs associated with
       exit of BGE Home
       merchandise stores      (6.0)    --     (6.0)    --
--------------------------------------------------------------
Net (Loss) Income Before
   Cumulative Effect of
   Change in Accounting
   Principle                 $(10.5) $ (6.3) $151.5   $ 0.4
Cumulative Effect of Change
   in Accounting Principle      --      --      --      8.5
--------------------------------------------------------------
Net (Loss) Income            $(10.5) $ (6.3) $151.5   $ 8.9
==============================================================
Above amounts include intercompany transactions eliminated in our Consolidated
Financial Statements. The Information by Operating Segment section within the
Notes to Consolidated Financial Statements on page 16 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

During the quarter ended September 30, 2002, the loss from operations at our other nonregulated businesses increased compared to the same period of 2001 mostly because of impairment losses and other costs of $10.2 million, as previously discussed in the Events of 2002 section on page 33, partially offset by better performance by our international business in the third quarter of
2002.
    During the nine months ended September 30, 2002, income from operations at our other nonregulated businesses increased compared to the same period of 2001 mostly because of the recognition of a $255.5 million pre-tax gain on the sale of our investment in Orion as previously discussed in the Events of 2002 section on page 36 and higher earnings from the growth of our energy services business and improved results from our international business. This gain was partially offset by $10.2 million of impairment losses and other costs recorded in 2002 and gains on the sale of securities in 2001 that had a positive impact in that period, including the $14.8 million pre-tax gain on the sale of one million shares of our Orion investment, and lower results from our financial investments operation due to lower levels of investments and volatile equity markets during
2002.
    In addition, our other nonregulated businesses recorded an $8.5 million after-tax gain for the cumulative effect of adopting Statement of Financial
Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and
Hedging Activities, as amended, in the first quarter of 2001 that had a positive impact in that period.
    As previously discussed in our 2001 Annual Report on Form 10-K, we decided to sell certain non-core assets and accelerate the exit strategies on other assets that we will continue to hold and own over the next several years. These assets included approximately 1,300 acres of land holdings in various stages of development located in seven sites in the central Maryland region, an operating waste water treatment plant located in Anne Arundel County, Maryland, all of our
18 senior-living facilities, which we sold in October 2002, and certain international power projects. While our intent is to dispose of these assets, market conditions and other events beyond our control may affect the actual sale of these assets. In addition, a future decline in the fair value of these assets could result in additional losses. In addition, we initiated a liquidation program for our financial investments operation and expect to sell substantially all of our investments in this operation by the end of 2003. Through September
30, 2002, we liquidated approximately 55% of our investment portfolio since the beginning of the year.

    Our remaining real estate projects are partially or substantially developed.
Our strategy is to hold and in some cases further develop these projects to increase their value. However, if we were to sell these projects in the current market, we may have losses that could be material, although the amount of the losses is hard to predict.

Consolidated Nonoperating Income and Expenses
Fixed Charges
During the quarter and nine months ended September 30, 2002, total fixed charges increased compared to the same periods of 2001 mostly because of a higher level of debt outstanding at higher interest rates.
    During the quarter and nine months ended September 30, 2002, total fixed charges at BGE decreased compared to the same periods of 2001 mostly because of a lower level of debt outstanding and lower interest rates.

Income Taxes
During the quarter and nine months ended September 30, 2002, our total income taxes increased compared to the same periods of 2001 mostly because of higher taxable income.

Financial Condition
Cash Flows
Cash provided by operations was $655.7 million for the nine months ended
September 30, 2002 compared to $643.3 million in 2001.
    For the nine months ended September 30, 2002, cash used in investing activities was $116.2 million compared to $908.2 million in 2001. The decrease in cash used in investing activities during 2002 was primarily due to the sale of Orion and COPT that generated $555.4 million in cash proceeds, as well as the liquidation program associated with our investment portfolio and a decrease in capital spending due to the termination of all planned development projects.
This was partially offset by the acquisition of NewEnergy (net of cash acquired)
for $207.8 million in September 2002.
    Cash used in financing activities for the nine months ended September 30,
2002 was $153.6 million compared to cash provided of $146.2 million in 2001. The decrease during 2002 was primarily due to higher repayment of debt in 2002 and the issuance of common stock in 2001. This was partially offset by higher issuance of debt during 2002.

Security Ratings
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

                            Standard     Moody's
                            &  Poors    Investors Fitch-
                          Rating Group   Service  Ratings
----------------------------------------------------------
 Constellation Energy
  Commercial Paper            A-2         P-2       F-2
  Senior Unsecured Debt       BBB+        Baa1       A-

 BGE
  Commercial Paper            A-2         P-1       F-1
  Mortgage Bonds               A           A1        A+
  Senior Unsecured Debt       BBB+         A2        A
  Trust Originated
   Preferred Securities
   and Preference Stock       BBB         Baa1       A-

Available Sources of Funding
As previously discussed in our 2001 Annual Report on Form 10-K, we decided to sell certain non-core assets to focus on our core strategies. We expect to use the proceeds from these sales to reduce our debt and fund our merchant energy business. In addition, we issued $2.3 billion of debt and established $1.28 billion of credit facilities during 2002. We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy
In addition to the $2.3 billion of debt issued in 2002, Constellation Energy has a commercial paper program where it can issue short-term notes to fund its subsidiaries. In June 2002, Constellation Energy established a 364-day revolving credit facility of $640 million and a $640 million three-year revolving credit facility. These two new facilities allow our issuance of commercial paper and letters of credit along with a previously established $188.5 million revolving credit facility that expires in June 2003. These facilities also can issue letters of credit up to approximately $1.1 billion. As of September 30, 2002,
Constellation Energy had $296.1 million in outstanding letters of credit that results in approximately $1.2 billion of unused credit facilities. Constellation
Energy also has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

BGE
BGE maintains $200 million in annual committed credit facilities, expiring May through November of 2003, in order to allow commercial paper to be issued. As of
September 30, 2002, BGE had no outstanding commercial paper, which results in
$200.0 million in unused credit facilities. BGE also has access to interim lines of credit as required from time to time to support its outstanding commercial paper and maintains a program to sell up to $25 million of receivables.
    On August 28, 2002, BGE called $11.7 million principal amount of its 7 1/2%
Series, due April 15, 2023 First Refunding Mortgage Bonds in connection with its annual sinking fund. Bonds called were redeemed at the price of 100% of principal, plus accrued interest from April 15, 2002 to August 28, 2002.

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

Capital Resources
Our business requires a great deal of capital. Our estimated annual amounts for the years 2002 and 2003 are shown in the table on the next page.
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
Actual requirements may vary from the estimates included in the table on the next page because of a number of factors including:
    o  completion of our 2003 annual capital budgeting process,
    o  regulation, legislation, and competition,
    o  BGE load requirements,
    o  environmental protection standards,
    o  the type and number of projects selected for construction or acquisition,
    o  the effect of market conditions on those projects,
    o  the cost and availability of capital, and
    o  the availability of cash from operations.
    Our estimates are also subject to additional factors. Please see the Forward
Looking Statements section on page 67.

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
  ==================================================
Table does not include amounts for the acquisition of NewEnergy. We discuss this acquisition in the Events of 2002 section on page 34.

Capital Requirements
Merchant Energy Business
Our merchant energy business will require additional funding for the following:
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
        We discuss the NOx regulations and timing of expenditures in the
        Environmental Matters section of the Notes to the Consolidated Financial
        Statements beginning on page 18.
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
    Under certain circumstances, we may be required to either post cash collateral equal to the outstanding lease balance or we may elect to purchase the property for the outstanding lease balance. At any time during the term of the lease we have the right to pay off the lease and acquire the asset from the lessor. At September 30, 2002, the outstanding lease balance plus other committed expenses was $570.2 million.
    Our wholly owned subsidiary, High Desert Power Project LLC, is supervising the construction of, and leasing, the High Desert project from High Desert Power
Trust, an independent special purpose entity created to own and lease the project to our subsidiary. Neither Constellation Energy nor any affiliate owns any equity or other interest in High Desert Power Trust, which is owned by a consortium of banks and other financial institutions. We provide a guaranty of
High Desert Power Project LLC's obligations to the Trust.
    Current accounting rules require that an SPE lessor must have sufficient independent equity at risk in order for us not to consolidate it. High Desert
Power Trust maintains such a level of equity at risk, since the owners of the
Trust maintain a minimum of 3% real equity at risk. It should be noted that the
FASB is currently considering amending the accounting rules governing SPE's. If the FASB does issue new guidance, we will need to re-evaluate the requirement to consolidate the Trust under any new guidance.
    The lease with the Trust contains several events of default that are commonly found in financings of this type, including failure to make all payments when due, failure to comply with all covenants, violation of material representations and warranties and change of control. In addition, several events of default are applicable to us as guarantor, including defaults in other material financing agreements and failure to own 100% of BGE's common stock.
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
Merchant Energy Business
Funding for the expansion of our merchant energy business is expected from internally generated funds, commercial paper, issuances of long-term debt and equity, leases, and other financing instruments issued by Constellation Energy and its subsidiaries.
    The projects that our merchant energy business develop typically require substantial capital investment. Most of the projects recently constructed were funded through corporate borrowings by Constellation Energy. Certain other projects in which we have an interest are financed primarily with non-recourse debt that is repaid from the project's cash flows. This debt is collateralized by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project.
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
If necessary, additional funding may be obtained from commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy. In the second quarter of 2002,
Constellation Energy made a $200 million capital contribution to BGE. BGE also participates in a cash pool with Constellation Energy as discussed in the Notes to Consolidated Financial Statements section on page 22.

Other Nonregulated Businesses
Funding for our other nonregulated businesses is expected from internally generated funds, commercial paper issuances, issuances of long-term debt of
Constellation Energy, sales of securities and assets, and/or from time to time equity contributions from Constellation Energy. BGE Home Products & Services can continue to fund capital requirements through sales of receivables.
    Our ability to sell or liquidate securities and non-core assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss our remaining non-core assets and market conditions in the Other Nonregulated Businesses section on page 58.

Committed Amounts
Our total contractual and contingent obligations as of September 30, 2002, including obligations with contract durations less than one year, are shown in the following table:
                           Payments/Expiration
-----------------------------------------------------------------
                              2003-    2005-    There-
                     2002      2004     2006     after     Total
-----------------------------------------------------------------
                              (In millions)
Contractual Obligations
-----------------------------------------------------------------
Short-term           $18.6   $ --     $   --    $   --      $18.6
  borrowings
Nonregulated
  long-term debt1      0.3    49.2     301.4   2,611.3    2,962.2
BGE long-term
  debt1              173.0   435.7     506.9     957.4    2,073.0
BGE preference
  stock                --      --         --     190.0      190.0
Fuel and
  transportation      97.2   505.6      85.4      12.8      701.0
Purchased
  capacity and
  energy2            194.9   522.2      94.0      93.4      904.5
Operating leases       5.1    83.4      72.1     175.4      336.0
Capital and loan
  commitments3        24.3    28.7        --        --       53.0
-----------------------------------------------------------------
Total contractual
  obligations        513.4 1,624.8   1,059.8   4,040.3    7,238.3
-----------------------------------------------------------------

Contingent Obligations
Letters of
  credit             162.7    133.4       --        --      296.1
Guarantees -
  origination
  and risk
  management
  operation4       1,060.8    305.1      86.0     182.6   1,634.5
Other guarantees,
  net5               294.1    132.1     603.0     142.8   1,172.0
-----------------------------------------------------------------
Total contingent
  obligations      1,517.6    570.6     689.0     325.4   3,102.6
-----------------------------------------------------------------
Total obligations $2,031.0 $2,195.4  $1,748.8  $4,365.7 $10,340.9
=================================================================
1 Amounts reflected in long-term debt maturities do not include $394 million investors may require us to repay early through put options and remarketing features.
2 Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including contracts in Texas that were re-designated and NewEnergy.
3 Amounts related to capital expenditures are included for applicable periods in our capital requirements table on page 61.
4 Our calculation of the fair value of obligations under these guarantees was
  $403 million at September 30, 2002.
5 Other guarantees in the above table are shown net of liabilities recorded at
  September 30, 2002 in our Consolidated Balance Sheets.

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
    The table on the previous page does not include the fixed payment portions of our mark-to-market energy assets and liabilities primarily related to capacity payments under tolling contracts. We discuss the expected settlement terms of these contracts on page 49.

Liquidity Provisions
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

 Credit Ratings     Level Below     Incremental   Cumulative
   Downgraded      Current Rating   Obligations   Obligations
------------------ -------------- ------------- -------------
                                 (In millions)
BBB/Baa2                1           $  35         $  35
BBB-/Baa3               2              95           130
Below investment
   grade                3             370           500

    At September 30, 2002, we had approximately $1.2 billion of unused credit facilities and $458.3 million of cash available to meet these potential requirements. However, based on market conditions and contractual obligations at the time of such a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, and which could be
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
    The credit facilities of Constellation Energy contain a provision requiring
Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 0.65. Failure by Constellation Energy to comply with these covenants could result in the maturity of the debt outstanding under these facilities being accelerated. At September 30, 2002, Constellation Energy is in compliance with these covenants.
    The credit facilities of Constellation Energy contain usual and customary cross-default provisions that apply to defaults on debt by Constellation Energy and certain subsidiaries over a specified threshold. BGE's credit facility also contains usual and customary cross-default provisions that apply to defaults on debt by BGE over a specified threshold. The indentures pursuant to which BGE has issued and outstanding mortgage bonds and subordinated debentures provide that a default under any debt instrument issued under the relevant indenture may cause a default of all debt outstanding under such indenture.
    Constellation Energy also provides credit support to Calvert Cliffs and Nine
Mile Point to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.

Other Matters
Environmental Matters
We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of, or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites.
    You will find details of our environmental matters in the Environmental
Matters section of the Notes to Consolidated Financial Statements beginning on page 17 and in our 2001 Annual Report on Form 10-K in Item 1. Business -
Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Issued
We discuss recently issued accounting standards in the Accounting Standards
Issued section of the Notes to Consolidated Financial Statements on page 24.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:
    o  financing activities and SFAS No. 133 hedging activities sections in the
       Notes to Consolidated Financial Statements beginning on page 17,
    o  activities of our origination and risk management operation in the Merchant
       Energy Business section of Management's Discussion and Analysis beginning on page 43, and
    o  changes to our business environment in the Business Environment section of
       Management's Discussion and Analysis beginning on page 38.

Item 4. Controls and Procedures
The principal executive officers and principal financial officer of both
Constellation Energy and BGE have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and
15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy and BGE's
disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Constellation Energy and BGE required to be included in Constellation Energy and BGE's periodic filings under the
Exchange Act.
    Since the Evaluation Date, there have been no significant changes in either
Constellation Energy's or BGE's internal controls or in other factors that could significantly affect such controls.

PART II.
OTHER INFORMATION
Item 1.  Legal Proceedings

California
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
    Constellation Power Development, Inc. is named as a defendant but does not have a power purchase agreement with the State of California. However, our High
Desert Power Project does have a power purchase agreement with the California
Department of Water Resources. In 2002, the court issued an order to the plaintiff asking that he show cause why he had not yet served the defendants. In
April 2002, a second show cause order was issued. After several postponements, a hearing is now scheduled for January 6, 2003 on that order.

NewEnergy
Constellation NewEnergy, Inc. v. PowerWeb Technology, Inc. -- Prior to our
acquisition, NewEnergy filed a complaint on May 9, 2002 in the U.S. District
Court of Eastern Pennsylvania seeking approximately $100,000 in damages relating to a contract previously entered into with PowerWeb. PowerWeb Technology has counter-claimed seeking $100 million in damages against NewEnergy. To date, no discovery has occurred. We cannot predict the timing, or outcome, of the action or its possible effect on our financial results. However, based on the information available to Constellation Energy at this time, we believe NewEnergy has meritorious defenses to the PowerWeb Technology counterclaim.

Mercury Poisoning
Beginning in September 2002, BGE, Constellation Energy, and several other defendants have been involved in several actions alleging mercury poisoning from several sources, including coal plants formerly owned by BGE. The plants are now owned by a subsidiary of Constellation Energy. In addition to BGE and
Constellation Energy, approximately 11 other defendants, consisting of pharmaceutical companies, manufacturers of vaccines and manufacturers of
Thimerosal have been sued. Approximately 48 cases have been filed to date, with each case seeking $90 million in damages from the group of defendants. The claims were originally filed in the Circuit Court for Baltimore City, Maryland beginning in September 2002, but have been removed to Federal district court for the District of Maryland. The plaintiffs have filed motions to remand the cases back to the Baltimore City Circuit Court. At this time no discovery has occurred. We cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

Employment Discrimination
Miller, et. al v. Baltimore Gas and Electric Company, et al.--This action was filed on September 20, 2000 in the U.S. District Court for the District of
Maryland. Besides BGE, Constellation Energy Group, Constellation Nuclear, and
Calvert Cliffs Nuclear Power Plant are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. The Court scheduled a briefing process for the motion to certify the case as a class action suit for the beginning of
2003. We do not believe class certification is appropriate and we further believe that BGE has meritorious defenses to the underlying claims and intends to defend the action vigorously. However, we cannot predict the timing, or outcome, of the action or its possible effect on our, or BGE's, financial results.

Asbestos
Since 1993, BGE has been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.
    The first type is direct claims by individuals exposed to asbestos. BGE is involved in these claims with approximately 70 other defendants. Approximately
575 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland beginning in the summer of 1993. BGE does not know the specific facts necessary to estimate its potential liability for these claims. The specific facts BGE does not know include:
    o  the identity of BGE's facilities at which the plaintiffs allegedly worked as contractors,
    o  the names of the plaintiff's employers, and
    o  the date on which the exposure allegedly occurred.
    To date, 50 of these cases were settled for amounts that were not significant.
    The second type is claims by one manufacturer--Pittsburgh Corning Corp.
(PCC)--against BGE and approximately eight others, as third-party defendants. On
April 17, 2000, PCC declared bankruptcy.
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
    Until the relevant facts for both types of claims are determined, we are unable to estimate what our, or BGE's, liability, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, the potential effect on our, or
BGE's, financial results could be material.

Asset Transfer Order
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

Other
McCray, et. al .v. Baltimore Gas and Electric Company-- On June 10, 2002, a suit was filed in the Circuit Court of Baltimore City, Maryland seeking a total of
$585 million in compensatory and punitive damages from BGE as a result of a fire in a home that caused five fatalities. Electricity to the home was shut off. BGE believes it has meritorious defenses and intends to defend the action vigorously. However, we cannot predict the timing, or outcome, of the action or its possible effect on our, or BGE's, financial results.

Item 5.  Other Information
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
    o  the effectiveness of Constellation Energy's risk management policies and procedures and the ability of our counterparties to satisfy their financial and performance commitments,
    o  the liquidity and competitiveness of wholesale  markets for energy commodities,
    o  operational factors affecting the start-up or ongoing commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
    o  the inability of BGE to recover all its costs associated with providing electric retail customers service during the electric rate freeze period,
    o  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
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

(b)  Reports on Form 8-K for the quarter ended September 30, 2002:

                   Date                   Items Reported
                   August 14, 2002        Item 9. Regulation FD Disclosure

                   August 23, 2002        Item 5. Other Events
                                          Item 7. Financial Statements and Exhibits

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONSTELLATION ENERGY GROUP, INC.
                                     --------------------------------------------
                                                   (Registrant)

                                          BALTIMORE GAS AND ELECTRIC COMPANY
                                     --------------------------------------------
                                                   (Registrant)

Date:  November 14, 2002                         /s/ E. Follin Smith
-------------------------             -------------------------------------------
                                      E. Follin Smith, Senior Vice President on
                                      behalf of each Registrant and as Principal
                                        Financial Officer of each Registrant

                 CONSTELLATION ENERGY GROUP, INC. CERTIFICATIONS

I, Mayo A. Shattuck, III, certify that:
    1.        I have reviewed this quarterly report on Form 10-Q of Constellation
              Energy Group, Inc.;
    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this quarterly report;
    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:
              a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                   including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                   period in which this quarterly report is being prepared;
               b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                   Date"); and
               c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the
                   registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                   auditors any material weaknesses in internal controls; and
              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the
                   registrant's internal controls; and
    6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    November 14, 2002

    /s/ Mayo A. Shattuck, III
    --------------------------------
    Chairman of the Board, Chief Executive Officer and President

                 CONSTELLATION ENERGY GROUP, INC. CERTIFICATIONS

I, E. Follin Smith, certify that:
    1.        I have reviewed this quarterly report on Form 10-Q of Constellation
              Energy Group, Inc.;
    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this quarterly report;
    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:
              a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;
              b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and
              c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and
              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and
    6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    November 14, 2002

    /s/ E. Follin Smith
    -------------------------
    Senior Vice President and Chief Financial Officer

                BALTIMORE GAS AND ELECTRIC COMPANY CERTIFICATIONS

I, Frank O. Heintz, certify that:
    1.        I have reviewed this quarterly report on Form 10-Q of Baltimore Gas and Electric Company;
    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this quarterly report;
    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:
              a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;
              b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and
              c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and
              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and
    6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    November 14, 2002

    /s/ Frank O. Heintz
    --------------------------------
    President and Chief Executive Officer

                BALTIMORE GAS AND ELECTRIC COMPANY CERTIFICATIONS

I, E. Follin Smith, certify that:
    1.        I have reviewed this quarterly report on Form 10-Q of Baltimore Gas and Electric Company;
    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this quarterly report;
    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:
              a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;
              b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and
              c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and
              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and
    6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    November 14, 2002

    /s/ E. Follin Smith
    --------------------------------
    Senior Vice President and Chief Financial Officer

