Form 10-Q
period 2003-06-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2003-08-14
CIK 9466, 1004440

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611
1-1910	BALTIMORE GAS AND ELECTRIC COMPANY	52-0280210

MARYLAND
(State of Incorporation of both registrants)

750 E. PRATT STREET,                BALTIMORE, MARYLAND                21202
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

COMMON STOCK, WITHOUT PAR VALUE 166,892,883 SHARES OUTSTANDING OF
CONSTELLATION ENERGY GROUP, INC. ON JULY 31, 2003.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$1,696.7	$460.4	$3,242.2	$831.6
Regulated electric revenues	436.9	480.4	923.2	940.7
Regulated gas revenues	137.5	90.6	435.7	311.4

Total revenues	2,271.1	1,031.4	4,601.1	2,083.7
Expenses
Operating expenses	1,844.0	649.6	3,817.7	1,331.8
Workforce reduction costs	0.7	13.3	1.4	39.2
Depreciation and amortization	116.9	117.2	227.9	234.3
Accretion of asset retirement obligations	10.7	—	21.3	—
Taxes other than income taxes	70.2	63.6	142.3	129.2

Total expenses	2,042.5	843.7	4,210.6	1,734.5
Net Gain (Loss) on Sale of Investments and Other Assets	0.5	(2.8)	14.2	254.3

Income from Operations	229.1	184.9	404.7	603.5
Other Income	6.0	8.3	14.9	12.8
Fixed Charges
Interest expense	83.5	82.7	165.8	150.5
Interest capitalized and allowance for borrowed funds used during construction	(2.8)	(20.1)	(7.2)	(31.9)
BGE preference stock dividends	3.3	3.3	6.6	6.6

Total fixed charges	84.0	65.9	165.2	125.2

Income Before Income Taxes	151.1	127.3	254.4	491.1
Income Taxes	54.3	46.0	90.6	181.1

Income Before Cumulative Effects of Changes in Accounting Principles	96.8	81.3	163.8	310.0
Cumulative Effects of Changes in Accounting Principles, Net of Income Taxes of $119.5	—	—	(198.4)	—

Net Income (Loss)	$96.8	$81.3	$(34.6)	$310.0

Earnings (Loss) Applicable to Common Stock	$96.8	$81.3	$(34.6)	$310.0

Average Shares of Common Stock Outstanding	165.8	164.0	165.4	163.9
Earnings Per Common Share and Earnings Per Common Share Assuming Dilution Before Cumulative Effects of Changes in Accounting Principles	$0.58	$0.50	$0.99	$1.89
Cumulative Effects of Changes in Accounting Principles	—	—	(1.20)	—

Earnings (Loss) Per Common Share and Earnings (Loss) Per Common Share—Assuming Dilution	$0.58	$0.50	$(0.21)	$1.89

Dividends Declared Per Common Share	$0.26	$0.24	$0.52	$0.48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Net Income (Loss)	$96.8	$81.3	$(34.6)	$310.0
Other comprehensive income (OCI)
Reclassification of net losses (gains) on sales of securities from OCI to net income, net of taxes	2.3	2.2	(0.3)	(154.7)
Reclassification of net gains on hedging instruments from OCI to net income, net of taxes	(3.7)	(2.8)	(9.7)	(6.5)
Net unrealized gain on hedging instruments, net of taxes	13.5	37.2	7.5	0.1
Net unrealized gain (loss) on securities, net of taxes	26.5	(6.0)	14.8	(10.9)

Comprehensive Income (Loss)	$135.4	$111.9	$(22.3)	$138.0

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2003*	December 31, 2002

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$751.0	$615.0
Accounts receivable (net of allowance for uncollectibles of $53.9 and $41.9, respectively)	1,578.8	1,244.1
Trading securities	3.4	77.1
Mark-to-market energy assets	742.4	759.4
Risk management assets	278.5	72.3
Fuel stocks	135.3	126.5
Materials and supplies	202.2	208.6
Prepaid taxes other than income taxes	7.4	57.1
Other	271.1	157.1

Total current assets	3,970.1	3,317.2

Investments and Other Assets
Real estate projects and investments	70.8	86.1
Investments in qualifying facilities and power projects	433.3	439.2
Nuclear decommissioning trust funds	686.6	645.4
Mark-to-market energy assets	397.4	926.8
Risk management assets	95.7	88.8
Goodwill	120.1	115.9
Other	245.8	204.7

Total investments and other assets	2,049.7	2,506.9

Property, Plant and Equipment
Regulated property, plant and equipment	5,145.2	5,075.2
Nonregulated generation property, plant and equipment	7,542.6	6,811.9
Other nonregulated property, plant and equipment	288.9	242.0
Nuclear fuel (net of amortization)	230.5	224.8
Accumulated depreciation	(3,814.3)	(4,396.8)

Net property, plant and equipment	9,392.9	7,957.1

Deferred Charges
Regulatory assets (net)	256.7	405.7
Other	149.9	136.0

Total deferred charges	406.6	541.7

Total Assets	$15,819.3	$14,322.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2003*	December 31, 2002

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$11.4	$10.5
Current portion of long-term debt	570.2	426.2
Accounts payable	1,152.8	943.4
Customer deposits and collateral	272.4	102.8
Mark-to-market energy liabilities	801.4	709.6
Risk management liabilities	278.3	20.1
Accrued interest	92.3	95.5
Dividends declared	46.3	42.8
Other	351.0	337.1

Total current liabilities	3,576.1	2,688.0

Deferred Credits and Other Liabilities
Deferred income taxes	1,244.4	1,330.7
Mark-to-market energy liabilities	342.4	460.0
Risk management liabilities	89.2	149.5
Asset retirement obligations	572.6	—
Net pension liability	238.4	334.6
Postretirement and postemployment benefits	360.8	352.8
Deferred investment tax credits	82.1	85.7
Other	136.8	150.1

Total deferred credits and other liabilities	3,066.7	2,863.4

Long-term Debt
Long-term debt of Constellation Energy	3,350.0	2,800.0
Long-term debt of nonregulated businesses	346.8	349.8
First refunding mortgage bonds of BGE	780.1	904.9
Other long-term debt of BGE	919.6	745.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely 7.16% debentures of BGE due June 30, 2038	250.0	250.0
Unamortized discount and premium	(12.5)	(9.7)
Current portion of long-term debt	(570.2)	(426.2)

Total long-term debt	5,063.8	4,613.9

Minority Interests	108.9	105.3
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,138.9	2,078.9
Retained earnings	1,856.8	1,977.6
Accumulated other comprehensive loss	(181.9)	(194.2)

Total common shareholders' equity	3,813.8	3,862.3

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$15,819.3	$14,322.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Six Months Ended June 30,	2003	2002

	(In millions)
Cash Flows From Operating Activities
Net (loss) income	$(34.6)	$310.0
Adjustments to reconcile to net cash provided by operating activities
Cumulative effects of changes in accounting principles	198.4	—
Depreciation and amortization	293.4	251.4
Accretion of asset retirement obligations	21.3	—
Deferred income taxes	33.6	17.4
Investment tax credit adjustments	(3.7)	(4.0)
Deferred fuel costs	(4.0)	24.6
Pension and postemployment benefits	(86.7)	(105.6)
Net gain on sales of investments and other assets	(14.2)	(254.3)
Workforce reduction costs	1.4	39.2
Equity in earnings of affiliates less than dividends received	20.1	43.2
Changes in
Accounts receivable	(332.4)	(19.0)
Mark-to-market energy assets and liabilities	101.9	(90.6)
Risk management assets and liabilities	(56.7)	(6.7)
Materials, supplies, and fuel stocks	(9.5)	(18.3)
Other current assets	(32.8)	130.7
Accounts payable	238.5	93.1
Other current liabilities	123.5	9.7
Other	(66.8)	(87.3)

Net cash provided by operating activities	390.7	333.5

Cash Flows From Investing Activities
Investments in property, plant and equipment	(327.5)	(426.3)
Contributions to nuclear decommissioning trust funds	(8.8)	(8.8)
Acquisitions, net of cash acquired	(517.3)	—
Sales of investments and other assets	102.8	723.1
Other investments	(60.2)	7.5

Net cash (used in) provided by investing activities	(811.0)	295.5

Cash Flows From Financing Activities
Net issuance (maturity) of short-term borrowings	0.9	(959.5)
Proceeds from issuance of
Long-term debt	740.6	1,823.0
Common stock	49.6	10.7
Repayment of long-term debt	(150.5)	(1,255.6)
Common stock dividends paid	(82.4)	(59.0)
Other	(1.9)	(10.0)

Net cash provided by (used in) financing activities	556.3	(450.4)

Net Increase in Cash and Cash Equivalents	136.0	178.6
Cash and Cash Equivalents at Beginning of Period	615.0	72.4

Cash and Cash Equivalents at End of Period	$751.0	$251.0

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues
Electric revenues	$437.0	$480.4	$923.3	$940.8
Gas revenues	140.0	92.5	443.6	315.9

Total revenues	577.0	572.9	1,366.9	1,256.7
Expenses
Operating expenses
Electricity purchased for resale	237.2	273.8	480.8	514.3
Gas purchased for resale	86.3	38.7	289.4	163.0
Operations and maintenance	86.1	81.6	163.3	166.2
Workforce reduction costs	0.2	7.9	0.5	28.8
Depreciation and amortization	56.0	55.8	111.9	112.3
Taxes other than income taxes	42.0	42.0	87.2	86.1

Total expenses	507.8	499.8	1,133.1	1,070.7

Income from Operations	69.2	73.1	233.8	186.0
Other Income	0.7	3.8	1.1	5.0
Fixed Charges
Interest expense	29.1	38.0	59.1	74.3
Allowance for borrowed funds used during construction	(0.5)	(0.4)	(1.0)	(0.8)

Total fixed charges	28.6	37.6	58.1	73.5

Income Before Income Taxes	41.3	39.3	176.8	117.5
Income Taxes	16.3	15.7	70.0	46.7

Net Income	25.0	23.6	106.8	70.8
Preference Stock Dividends	3.3	3.3	6.6	6.6

Earnings Applicable to Common Stock	$21.7	$20.3	$100.2	$64.2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Net Income	$21.7	$20.3	$100.2	$64.2
Other comprehensive income
Unrealized gain on hedging instruments, net of taxes	0.8	—	0.8	—

Comprehensive Income	$22.5	$20.3	$101.0	$64.2

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2003*	December 31, 2002

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$7.5	$10.2
Accounts receivable (net of allowance for uncollectibles of $11.5 and $11.5, respectively)	322.9	357.5
Investment in cash pool, affiliated company	574.8	338.1
Accounts receivable, affiliated companies	24.2	131.2
Fuel stocks	55.2	40.6
Materials and supplies	31.7	31.8
Prepaid taxes other than income taxes	0.2	42.0
Other	20.5	10.3

Total current assets	1,037.0	961.7

Other Assets
Receivable, affiliated company	137.8	63.3
Other	84.9	85.9

Total other assets	222.7	149.2

Utility Plant
Plant in service
Electric	3,494.2	3,422.3
Gas	1,052.2	1,041.0
Common	485.5	489.1

Total plant in service	5,031.9	4,952.4
Accumulated depreciation	(1,789.8)	(1,851.4)

Net plant in service	3,242.1	3,101.0
Construction work in progress	108.8	118.3
Plant held for future use	4.5	4.5

Net utility plant	3,355.4	3,223.8

Deferred Charges
Regulatory assets (net)	256.7	405.7
Other	42.5	39.5

Total deferred charges	299.2	445.2

Total Assets	$4,914.3	$4,779.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2003*	December 31, 2002

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$565.8	$420.7
Accounts payable	82.5	103.2
Accounts payable, affiliated companies	121.3	85.6
Customer deposits	57.5	54.2
Accrued taxes	5.8	9.0
Accrued interest	28.1	31.4
Other	39.4	49.7

Total current liabilities	900.4	753.8

Deferred Credits and Other Liabilities
Deferred income taxes	548.1	528.9
Postretirement and postemployment benefits	281.2	278.0
Deferred investment tax credits	19.6	20.5
Decommissioning of federal uranium enrichment facilities	14.6	14.6
Other	13.7	13.9

Total deferred credits and other liabilities	877.2	855.9

Long-term Debt
First refunding mortgage bonds of BGE	780.1	904.9
Other long-term debt of BGE	919.6	745.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely 7.16% debentures of BGE due June 30, 2038	250.0	250.0
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(6.0)	(5.2)
Current portion of long-term debt	(565.8)	(420.7)

Total long-term debt	1,402.9	1,499.1

Minority Interest	19.1	19.4
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	611.7	549.5
Accumulated other comprehensive income	0.8	—

Total common shareholder's equity	1,524.7	1,461.7

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$4,914.3	$4,779.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Six Months Ended June 30,	2003	2002

	(In millions)
Cash Flows From Operating Activities
Net income	$106.8	$70.8
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	113.4	113.8
Deferred income taxes	19.4	(18.3)
Investment tax credit adjustments	0.9	(1.0)
Deferred fuel costs	(4.0)	24.6
Pension and postemployment benefits	(69.7)	(32.5)
Workforce reduction costs	0.5	28.8
Allowance for equity funds used during construction	(1.7)	(1.4)
Changes in
Accounts receivable	34.6	(32.3)
Receivables, affiliated companies	32.5	99.4
Materials, supplies, and fuel stocks	(14.5)	15.0
Other current assets	31.6	74.6
Accounts payable	(20.7)	(2.6)
Accounts payable, affiliated companies	35.7	44.1
Other current liabilities	(13.5)	16.9
Other	86.1	9.6

Net cash provided by operating activities	337.4	409.5

Cash Flows From Investing Activities
Utility construction expenditures (excluding AFC)	(106.8)	(91.3)
Investment in cash pool at parent	(236.7)	(297.0)
Other	0.4	(8.5)

Net cash used in investing activities	(343.1)	(396.8)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	196.8	2.0
Repayment of long-term debt	(150.3)	(225.7)
Distribution (to) from parent	(38.1)	200.0
Preference stock dividends paid	(6.6)	(6.6)
Other	1.2	—

Net cash provided by (used in) financing activities	3.0	(30.3)

Net Decrease in Cash and Cash Equivalents	(2.7)	(17.6)
Cash and Cash Equivalents at Beginning of Period	10.2	37.4

Cash and Cash Equivalents at End of Period	$7.5	$19.8

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various factors can have a significant impact on our results for interim periods. This means that the results for this quarter are not necessarily indicative of future quarters or full year results given the seasonality of our business.

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

        Stock options to purchase approximately 1.2 million shares during the quarter ended June 30, 2003 and approximately 2.0 million shares during the quarter ended June 30, 2002 were not dilutive and were excluded from the computation of diluted EPS for those periods.

        Stock options to purchase approximately 2.7 million shares during the six months ended June 30, 2003 and approximately 1.8 million shares during the six months ended June 30, 2002 were not dilutive and were excluded from the computation of diluted EPS for those periods.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions, except per share amounts)
Net income (loss), as reported	$96.8	$81.3	$(34.6)	$310.0
Add: Stock-based compensation expense determined under intrinsic value method and included in reported net income (loss), net of related tax effects	3.1	1.9	4.1	2.3
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5.4)	(3.8)	(8.5)	(5.5)

Pro-forma net income (loss)	$94.5	$79.4	$(39.0)	$306.8

Earnings (loss) per share:
Basic – as reported	$0.58	$0.50	$(0.21)	$1.89
Basic – pro forma	$0.57	$0.48	$(0.24)	$1.87
Diluted – as reported	$0.58	$0.50	$(0.21)	$1.89
Diluted – pro forma	$0.57	$0.48	$(0.24)	$1.87

Workforce Reduction Costs

We incurred costs related to workforce reduction efforts initiated in previous years. We discuss these costs in more detail below and in Note 2 of our 2002 Annual Report on Form 10-K.

2003

During the quarter ended June 30, 2003, we recorded $0.7 million in expense, of which BGE recorded $0.2 million, associated with deferred payments to employees eligible for the 2001 Voluntary Special Early Retirement Program.

        During the six months ended June 30, 2003, we recorded $1.4 million in expense, of which BGE recorded $0.5 million, associated with deferred payments to employees eligible for the 2001 Voluntary Special Early Retirement Program.

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

        In the second quarter of 2002, we recorded $16.3 million of net workforce reduction costs. The $16.3 million of net workforce reduction costs recorded in the second quarter of 2002, consisted of $13.3 million recognized as expense, of which BGE recognized $7.9 million of this amount. The remaining $3.0 million was recognized by BGE as a regulatory asset related to its gas business.

        In 2002, we completed involuntary severances under our 2001 workforce reduction programs. Accordingly, no involuntary severance liability recorded under Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), remained at December 31, 2002.

        In the third quarter of 2002, we recorded $14.9 million of expenses for anticipated involuntary severance costs in accordance with EITF 94-3 associated with new workforce reduction initiatives in 2002. The following table summarizes the status of the involuntary severance liability recorded under EITF 94-3.

(In millions)
Severance liability balance at December 31, 2002	$14.9
Cash severance payments in first quarter	(10.5)
Cash severance payments in second quarter	(1.3)
Severance costs recorded as postretirement benefit liability	(0.7)

Severance liability balance at June 30, 2003	$2.4

Net Gain on Sales of Investments and Other Assets

2003

During the six months ended June 30, 2003, our other nonregulated businesses recognized $14.2 million pre-tax, or $8.6 million after-tax, gains on the sale of non-core assets as follows:

  •
  a $7.2 million pre-tax gain in the first quarter of 2003 on the sale of an oil tanker to the U.S. Navy,
  •
  a $5.3 million pre-tax gain in the first quarter of 2003 on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001,
  •
  a $1.2 million pre-tax gain in the first quarter of 2003 on an installment sale of a parcel of real estate, and
  •
  a $0.5 million pre-tax gain in the second quarter of 2003 on the sale of financial investments as we continued to liquidate this operation.

2002

During the six months ended June 30, 2002, our nonregulated businesses recognized $254.3 million net pre-tax gains on the sale of financial investments and other non-core assets, including the gain on the sale of our investment in Orion Power Holdings, Inc. (Orion).

        In February 2002, Reliant Resources, Inc. acquired all of the outstanding shares of Orion for $26.80 per share, including the shares of Orion we owned. We received cash proceeds of $454.1 million and recognized a gain of $255.5 million pre-tax, or $163.3 million after-tax, on the sale of our investment.

        During the second quarter of 2002 our merchant energy business sold a turbine-generator set for $6.0 million below its book value.

Information by Operating Segment

Our reportable operating segments are—Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our nonregulated merchant energy business in North America includes:
  –
  fossil, nuclear, and hydroelectric generating facilities and interests in qualifying facilities and power projects in the United States,
  –
  origination of structured transactions (such as load-serving and power purchase agreements), and risk management services to various customers (including hedging of output from generating facilities and fuel costs),
  –
  electric and gas retail energy services to commercial and industrial customers, and
  –
  generation and consulting services.
  •
  Our regulated electric business purchases, transmits, distributes, and sells electricity in Maryland.
  •
  Our regulated gas business purchases, transports, and sells natural gas in Maryland.

        Our remaining nonregulated businesses:

  •
  design, construct, and operate single-site heating, cooling, and cogeneration facilities for commercial and industrial customers throughout North America,
  •
  provide home improvements, service gas and electric appliances, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide electric and natural gas retail marketing in central Maryland, and
  •
  own and operate a district cooling system for commercial customers in the City of Baltimore, Maryland.

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

	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Unallocated Corporate Items and Eliminations	Consolidated

For the three months ended June 30,	(In millions)
2003
Unaffiliated revenues	$1,553.6	$436.9	$137.5	$143.1	$—	$2,271.1
Intersegment revenues	273.5	0.1	2.5	—	(276.1)	—

Total revenues	1,827.1	437.0	140.0	143.1	(276.1)	2,271.1
Income from operations	152.0	59.7	9.5	7.9	—	229.1
Net income (loss)	75.2	20.8	0.9	(0.1)	—	96.8
2002
Unaffiliated revenues	$328.7	$480.4	$90.6	$131.7	$—	$1,031.4
Intersegment revenues	278.0	—	1.9	0.1	(280.0)	—

Total revenues	606.7	480.4	92.5	131.8	(280.0)	1,031.4
Income from operations	99.1	61.0	12.1	12.7	—	184.9
Net income	56.4	17.4	2.9	4.6	—	81.3
For the six months ended June 30,
2003
Unaffiliated revenues	$2,943.5	$923.2	$435.7	$298.7	$—	$4,601.1
Intersegment revenues	560.7	0.1	7.9	—	(568.7)	—

Total revenues	3,504.2	923.3	443.6	298.7	(568.7)	4,601.1
Income from operations	142.1	168.7	65.1	28.8	—	404.7
Cumulative effects of changes in accounting principles	(198.4)	—	—	—	—	(198.4)
Net (loss) income	(143.7)	71.0	29.5	8.6	—	(34.6)
2002
Unaffiliated revenues	$579.5	$940.7	$311.4	$252.1	$—	$2,083.7
Intersegment revenues	517.2	0.1	4.5	—	(521.8)	—

Total revenues	1,096.7	940.8	315.9	252.1	(521.8)	2,083.7
Income from operations	148.6	120.7	65.3	268.9	—	603.5
Net income	83.4	33.8	30.7	162.1	—	310.0

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Financing Activity

Constellation Energy

Constellation Energy issued the following notes during the period from January 1, 2003 through the date of this report:

	Principal	Date Issued	Maturity and Repayment Date	Net Proceeds

	(In millions)
4.55% Fixed Rate Notes; semi-annual interest payments	$550.0	6/03	6/15	$543.8

         We used the net proceeds from this issuance to refinance the debt associated with the High Desert Power Project that we acquired and consolidated at June 30, 2003. We discuss the acquisition of the High Desert Power Project in more detail in the Acquisitions section on page 20.

        In June 2003, Constellation Energy arranged a $447.5 million 364-day revolving credit facility and a $447.5 million three-year revolving credit facility replacing a $640 million 364-day revolving credit facility and a $188.5 million three-year revolving credit facility. Both of the facilities that were replaced expired in the second quarter of 2003. Constellation Energy also has an existing $640 million revolving credit facility that expires in June 2005.

        We use these three facilities to ensure adequate liquidity to support our operations. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. Additionally, we use the multi-year facility to support letters of credit primarily for our merchant energy business.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $1.1 billion. At June 30, 2003, letters of credit that totaled $426.1 million were issued under all of our facilities.

        Additionally, under our continuous offering program, employee savings plans, dividend reinvestment plans, and shareholder investment plans we issued $49.6 million of common stock during the six months ended June 30, 2003.

BGE

BGE issued the following notes during the period from January 1, 2003 through the date of this report:

	Principal	Date Issued	Maturity and Repayment Date	Net Proceeds

	(In millions)
5.20% Fixed Rate Notes; semi-annual interest payments	$200.0	6/03	6/33	$196.8

        In June 2003, BGE announced that it would redeem prior to maturity approximately $98.0 million principal amount outstanding of its 7 1/2% Series due March 1, 2023 First Refunding Mortgage Bonds, which were redeemed on July 21, 2003 at the regular redemption price of 103.32% of principal plus accrued interest from March 1, 2003 to July 20, 2003. BGE also announced that it would redeem prior to maturity approximately $72.3 million principal amount outstanding of its 7 1/2% Series due April 15, 2023 First Refunding Mortgage Bonds, which were redeemed on July 21, 2003 at the regular redemption price of 103.53% of principal plus accrued interest from April 15, 2003 to July 20, 2003.

        During the second quarter of 2003, certain credit facilities expired and BGE renewed those facilities. BGE continues to maintain $200 million in committed credit facilities, expiring August 2003 through June 2004. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. As of June 30, 2003, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

        In the future, BGE may purchase some of its long-term debt or preference stock in the market depending on market conditions and BGE's capital structure.

Income Taxes

We have certain investments in facilities that manufacture solid synthetic fuel produced from coal as defined under Section 29 of the Internal Revenue Code for which we claim tax credits on our Federal income tax return. The synthetic fuel process involves combining coal material with a chemical change agent to create a significant chemical change. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions:

  •
  there must be a significant chemical change in the coal,
  •
  the product must be sold to an unaffiliated entity, and
  •
  the production facility must have been originally placed in service before July 1, 1998.

        As of June 30, 2003, we have recognized cumulative tax benefits associated with Section 29 credits of $60.9 million, of which $9.5 million was recognized during the quarter ended June 30, 2003 and $17.9 million was recognized during the six months ended June 30, 2003.

        On June 27, 2003, the Internal Revenue Service (IRS) issued Announcement 2003-46, which affects all companies that have recognized tax benefits associated with Section 29 credits for synthetic fuel produced from coal, indicating that it questioned the scientific validity of certain test procedures and results previously presented as evidence to prove the required significant chemical change had occurred. According to the Announcement, the IRS National Office is currently reviewing information regarding these tests and procedures. The IRS is suspending the issuance of private letter rulings regarding the question of chemical change for Section 29 tax credit purposes until this review is complete. The Announcement indicated that if the IRS determines that these test procedures and results do not demonstrate that a significant chemical change has occurred, the IRS will take appropriate action, including revoking letter rulings relying on such procedures and results.

        Certain facilities in which we have an investment received private letter rulings from the IRS stating that the synthetic fuel produced undergoes a significant chemical change and thus qualifies for Section 29 credits. These private letter rulings were based, in part, on tests performed by independent scientific laboratories. The partnership that owns these facilities is currently under examination by the IRS. As part of their examination, the IRS engaged a third party to perform chemical tests of the synthetic fuel. The third party has questioned the testing procedures and chemical change results of the independent scientific laboratories that were submitted to the IRS as part of the private letter ruling process.

        IRS rules specify that a private letter ruling will not be revoked on a retroactive basis, provided that there has been no misstatement or omission of material facts presented in the ruling request. We believe that the chemical testing procedures and results presented by the independent scientific laboratories in the ruling requests were properly disclosed to the IRS.

        While we believe the production and sale of synthetic fuel from all of our synthetic fuel facilities meet the conditions to qualify for tax credits under Section 29 of the IRS Code, we cannot predict the timing or outcome of the review by the IRS or its ultimate impact on the Section 29 credits that we have claimed to date or expect to claim in the future, but the impact could be material to our financial results.

Commitments, Guarantees, and Contingencies

Our merchant energy business enters into long-term contracts for:

  •
  the purchase of electric generating capacity and energy,
  •
  the procurement and delivery of fuels to supply our generating plant requirements,
  •
  the capacity and transmission and transportation rights for the physical delivery of energy to meet our obligations to our customers, and
  •
  other capital requirements.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas.

        BGE Home Products & Services also has gas and electric purchase commitments related to sales programs. The electric commitments expire in 2004 and the gas commitments expire in 2005.

        At June 30, 2003, the total amount of commitments was $3,743.4 million, which are primarily related to our merchant energy business.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2012 and provide for the sale of full requirements energy to electricity distribution utilities and certain retail customers. Our power sales contracts associated with our power plants extend for terms into 2011 and provide for the sale of all or a portion of the actual output of certain of our power plants. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Guarantees

The terms of our guarantees are as follows:

	Payments/Expiration
	2003	2004- 2005	2006- 2007	Thereafter	Total

	(In millions)
Competitive Supply	$2,209.9	$794.9	$50.8	$220.8	$3,276.4
Other	6.7	6.6	2.9	521.5	537.7

Total	$2,216.6	$801.5	$53.7	$742.3	$3,814.1

        At June 30, 2003, Constellation Energy had a total of $3,814.1 million in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of our subsidiaries as described below. These guarantees do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations. We do not expect to fund the full amount under these guarantees.

  •
  Constellation Energy guaranteed $3,276.4 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the face amount of these guarantees is $3,276.4 million, we do not expect to fund the full amount as our calculated fair value of obligations covered by these guarantees was $787.1 million at June 30, 2003. The recorded fair value of obligations in our Consolidated Balance Sheets for these guarantees was $572.1 million at June 30, 2003.
  •
  Constellation Energy guaranteed $209.6 million primarily on behalf of Nine Mile Point related to nuclear decommissioning.
  •
  Constellation Energy guaranteed $57.5 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.6 million was recorded in our Consolidated Balance Sheets at June 30, 2003.
  •
  Our merchant energy business guaranteed $7.3 million for loans related to certain power projects in which we have an investment.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation. At June 30, 2003, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  BGE guaranteed the Trust Originated Preferred Securities (TOPrS) of $250.0 million. We discuss TOPrS in more detail in Note 8 of our 2002 Annual Report on Form 10-K.

        As discussed in Note 11 of our 2002 Annual Report on Form 10-K, Constellation Energy guaranteed up to $600.0 million relating to obligations of the High Desert Power Project. This guarantee ended with the termination of the High Desert lease on June 27, 2003 as discussed in the Acquisition section on page 20. Constellation Energy still has a guarantee in place to cover any indemnification to the previous financiers of the High Desert Power Trust for legal matters that may arise in the future. However, no amount has been recorded as there is no litigation currently pending that this guarantee would cover.

        The total fair value of the obligations for our guarantees recorded in our Consolidated Balance Sheets was $847.7 million and not the $3,814.1 million of total guarantees. We assess the risk of loss from these guarantees to be minimal.

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

        Many of our generation facilities are subject to NOx reduction requirements under the EPA rule, including those located in Maryland and Pennsylvania. At the Brandon Shores and Wagner facilities, we installed emission reduction equipment to meet Maryland regulations issued pursuant to EPA's rule. The owners of the Keystone plant in Pennsylvania completed the installation of emissions reduction equipment by July 2003 to meet Pennsylvania regulations issued pursuant to EPA's rule. The total cost of the emissions reduction equipment was approximately $37 million.

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

        The Clean Air Act requires the EPA to evaluate the public health impacts of emissions of mercury, a hazardous air pollutant, from coal-fired plants. The EPA decided to control mercury emissions from coal-fired plants. Compliance could be required by approximately 2007. We believe final regulations could be issued in 2004 and could affect all oil-fired and coal-fired boilers. The cost of compliance with the final regulations could be material.

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

        In late December 1996, BGE signed a consent order with the Maryland Department of the Environment that required it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on the remedial action plans, the costs BGE considers to be probable to remedy the contamination are estimated to total $47 million. BGE recorded these costs as a liability on its Consolidated Balance Sheets and deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Because of the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE recognized by approximately $14 million. Through June 30, 2003, BGE spent approximately $39 million for remediation at this site. BGE also investigated other small sites where gas was manufactured in the past. We do not expect the cleanup costs of the remaining smaller sites to have a material effect on our financial results.

Nuclear Insurance

We maintain nuclear insurance coverage for Calvert Cliffs and Nine Mile Point in four program areas: liability, worker radiation, property, and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. We discuss our insurance programs in Note 11 of our 2002 Annual Report on Form 10-K.

Nuclear Liability Insurance

Pursuant to the Price-Anderson Act, we are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability. This limit of liability consists of the maximum available commercial insurance of $300 million and mandatory participation in an industry-wide retrospective premium assessment program. Effective August 20, 2003, the retrospective premium assessment will be increased to $100.6 million per reactor, increasing the total amount of insurance for public liability to approximately $10.8 billion. Under the retrospective assessment program, we can be assessed up to $402.3 million per incident at any commercial reactor in the country, payable at no more than $40 million per incident per year. This assessment also applies in excess of our worker radiation claims insurance and is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

Worker Radiation Claims Insurance

We participate in the American Nuclear Insurers Master Worker Program that provides coverage for worker tort claims filed for radiation injuries. Effective January 1, 1998, this program was modified to provide coverage to all workers whose nuclear-related employment began on or after the commencement date of reactor operations. Waiving the right to make additional claims under the old policy was a condition for coverage under the new policy. We describe the old and new policies below:

  •
  Nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $300 million for radiation injury claims against all those insured by this policy.
  •
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

Nuclear Property Insurance

Our policies provide $500 million in primary and an additional $2.25 billion in excess coverage for property damage, decontamination, and premature decommissioning liability for Calvert Cliffs or Nine Mile Point. This coverage currently is purchased through an industry mutual insurance company. If accidents at plants insured by the mutual insurance company cause a shortfall of funds, all policyholders could be assessed, with our share being up to $68.6 million.

Non-nuclear Insurance

Our conventional property insurance provides coverage of $1.0 billion per occurrence for Certified acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002. Certified acts of terrorism are determined by the Secretary of State and Attorney General of the United States and primarily are based upon the occurrence of significant acts of international terrorism. Effective July 1, 2003, our conventional property insurance program also provides coverage of $250.0 million per occurrence (subject to a $250.0 million annual aggregate) for losses resulting from non-certified acts of terrorism. If a terrorist act occurs at any of our facilities, it could have a significant adverse impact on our financial results.

California Power Agreements

Our merchant energy business has $248.6 million invested in operating power projects of which our ownership percentage represents 140 megawatts of electricity that are sold to Pacific Gas & Electric (PGE) and to Southern California Edison (SCE) in California under power purchase agreements.

        As a result of ongoing litigation before the FERC regarding sales into the spot markets of the California Independent System Operator (ISO) and Power Exchange (PX), we currently estimate that we may be required to pay refunds of between $2 and $6 million for transactions that we entered into with these entities for the period between October 2000 and June 2001. However, we cannot determine the actual amount we could pay because litigation is ongoing and new events could occur that may cause the actual amount, if any, to be materially different from our estimate.

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

        During the second quarter of 2003, we entered into various forward starting interest rate swaps to manage our interest rate exposure for the issuances of $550.0 million of Constellation Energy debt and $200.0 million of BGE debt. All of these swap contracts expired in the second quarter of 2003 resulting in a pre-tax loss of $8.7 million that was recorded in "Accumulated other comprehensive income" in our Consolidated Balance Sheets. Of this amount, BGE recorded a pre-tax gain of $1.2 million in "Accumulated other comprehensive income" in its Consolidated Balance Sheets.

        At June 30, 2003, we recorded net unrealized pre-tax gains of $22.7 million on hedges, net of associated deferred income tax effects, in "Accumulated other comprehensive income." We expect to reclassify $2.9 million of pre-tax net gains on these cash flow hedges from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months.

Commodity Prices

At June 30, 2003, our merchant energy business had designated certain fixed-price forward purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2003 through 2011 under SFAS No. 133.

        Under the provisions of SFAS No. 133, we record gains and losses on energy derivative contracts designated as cash-flow hedges of forecasted transactions in "Accumulated other comprehensive income" in our Consolidated Balance Sheets prior to the settlement of the anticipated hedged transaction. We reclassify these gains or losses into earnings upon settlement of the underlying hedged transaction. We record derivatives used for hedging activities from our merchant energy business in "Risk management assets and liabilities" in our Consolidated Balance Sheets.

        At June 30, 2003, our merchant energy business recorded net unrealized pre-tax losses of $36.6 million on these hedges, net of associated deferred income tax effects, in "Accumulated other comprehensive income." We expect to reclassify $47.7 million of net pre-tax gains on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at June 30, 2003. However, the actual amount reclassified into earnings could vary from the amounts recorded at June 30, 2003 due to future changes in market prices. We recognized into earnings a pre-tax net gain of $9.5 million for the quarter ended June 30, 2003 and a pre-tax net gain of $9.3 million for the six months ended June 30, 2003 related to the ineffective portion of our hedges.

Acquisition

In April 2003, our High Desert Power Project in Victorville, CA, an 830 megawatt (MW) gas-fired combined cycle facility, commenced operations. The project has a long-term power sales agreement with the California Department of Water Resources (CDWR). The contract is a "tolling" structure, under which the CDWR pays a fixed amount of $12.1 million per month and provides CDWR the right, but not the obligation, to purchase power from the project at a price linked to the variable cost of production. During the term of the contract, which runs for seven years and nine months from the April 2003 commercial operation date of the plant, the project will provide energy exclusively to the CDWR.

        Prior to June 2003, we accounted for this project as an operating lease. In June 2003, we elected to refinance the lease to extend the tenor of the financing at attractive interest rates. Accordingly, we exercised our option under the lease associated with the High Desert Power Project and paid off the lease and acquired the assets from the lessor. At June 30, 2003 the assets and liabilities associated with the High Desert Power Project are included in our Consolidated Balance Sheets.

        Our preliminary purchase price allocation for the net assets acquired is as follows:

At June 27, 2003	(In millions)

Cash	$4.3
Other Current Assets	1.6
Other Noncurrent Assets	1.7
Net Property, Plant and Equipment	528.3

Total Assets Acquired	535.9
Accounts Payable	(17.5)

Net Assets Acquired	$518.4

        Currently we have not finalized the valuation of any potential intangible assets that could impact our purchase price allocation.

Accounting Standards Issued

SFAS No. 150

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31, 2003. The adoption of this standard is not expected to have a material impact on our financial results.

SFAS No. 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. While we are still evaluating the provisions of this statement, the adoption of this standard is not expected to have a material impact on our financial results.

SFAS No. 133—DIG No. C20

In June 2003, the FASB cleared Derivatives Implementation Group Statement 133 Implementation Issue No. C20, Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature (DIG C20). The scope of DIG C20 includes power and gas contracts that meet the definition of a derivative under SFAS No. 133. The provisions of DIG C20 provide guidance on determining whether any such contracts that include a price adjustment mechanism are eligible for accrual accounting under the normal purchase and normal sale exception to SFAS No. 133.

        DIG C20 requires all entities to evaluate any derivatives previously designated as normal purchases or normal sales under this exception to determine whether they previously should have been marked-to-market, and to record the fair value of any such contracts as a cumulative effect adjustment to earnings at the time of adoption. The provisions of DIG C20 must be adopted no later than October 1, 2003. We have not evaluated whether we have any contracts that are subject to DIG C20, but the effect of applying its provisions could be material to our financial results.

EITF 01-8

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease. EITF 01-8 provides guidance on how to determine when a contract contains a lease that is within the scope of SFAS No. 13, Accounting for Leases, and provides that any contract that conveys the right to control the use of property, plant, or equipment must be accounted for as a lease. EITF 01-8 applies to new contracts entered into after June 30, 2003. It also applies to any existing arrangements for which the contractual terms are modified or the underlying property, plant, or equipment undergoes a substantial physical change. We have not evaluated whether we have any existing contracts that are subject to EITF 01-8, but we do not expect the impact of applying its provisions to be material to our financial results.

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

        FIN 46 requires us to consolidate VIEs for which we are the primary beneficiary and to disclose certain information about significant variable interests we hold. The primary beneficiary of a VIE is the entity that receives the majority of the entity's expected losses, residual returns, or both. FIN 46 applied immediately to all VIEs created after January 31, 2003 and was effective July 1, 2003 for all VIEs created before February 1, 2003.

        The VIEs for which we are the primary beneficiary include a geothermal power project, the Safe Harbor Water Power Corporation, and an office building in Annapolis, Maryland, that we partially occupy. The other VIEs in which we have a significant interest include certain other power projects and fuel processing facilities. We will not be required to consolidate these entities because we are not the primary beneficiary.

        The High Desert Power Project, a gas-fired generation project located in California, was previously disclosed as a VIE for which we are the primary beneficiary. In June 2003, we refinanced our lease and exercised our option to purchase the project from the High Desert Power Trust and consolidated the assets and liabilities of the Trust at June 30, 2003. As a result of consolidating the High Desert Power Project, the implementation of FIN 46 no longer applies to the project.

        On July 1, 2003, we consolidated those VIEs for which we are the primary beneficiary. We removed from our Consolidated Balance Sheets our previously recorded investment and recorded in our Consolidated Balance Sheets the total assets, liabilities and other ownership interests as reflected in the financial statements of those entities. The net amount we added to our Consolidated Balance Sheets was equal to our recorded investment. As a result, we do not expect to record a cumulative effect of change in accounting principle upon adoption of FIN 46 in the third quarter of 2003. Beginning July 1, 2003, we discontinued applying the equity method of accounting and recorded in our Consolidated Statements of Income the revenues and expenses of those VIEs for which we are the primary beneficiary. This change will not affect our earnings.

        The variable interests in entities in which we are involved generally consist of equity investments and, in some instances, guarantees of the entities' debt. The following is summary information about these entities as of June 30, 2003:

	Primary Beneficiary	Significant Interest	Total

	(In millions)
Total assets	$322	$470	$792
Total liabilities	151	407	558
Our ownership interest	132	20	152
Other ownership interests	39	43	82
Our maximum exposure to loss	158	67	225

        The maximum exposure to loss represents the loss that we would incur in the unlikely event our investment in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of June 30, 2003 consists of the following:

  •
  our recorded investment in these VIEs totaling $198 million, and
  •
  guarantees of $27 million of the debt of these VIEs.

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

        In the first quarter of 2003, we adopted this statement and recognized a $112.1 million pre-tax, or $67.7 million after-tax, gain as a cumulative effect of change in accounting principle.

        Substantially all of this net gain relates to the impact of adopting SFAS No. 143 on the measurement of the liability for the decommissioning of our Calvert Cliffs nuclear power plant. Losses on the adoption of SFAS No. 143 in other areas of our business are offset by a gain relating to the liability for the decommissioning of our Nine Mile Point nuclear power plant. The Calvert Cliffs' gain is primarily due to using a longer discount period as a result of license extension. The previous liability for the decommissioning of Calvert Cliffs was determined in accordance with ratemaking treatment established by the Maryland Public Service Commission (Maryland PSC) based on a prior decommissioning cost estimate that contemplated decommissioning being completed at a point in time much closer to the expiration of the plant's original operating license.

        As discussed in Note 1 of our 2002 Annual Report on Form 10-K, we use the composite depreciation method for certain generating facilities and for our utility business. This method is an acceptable method of accounting under generally accepted accounting principles and is widely used in the energy, transportation, and telecommunication industries.

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

        The change in our "Asset retirement obligations" liability during the first six months of 2003 was as follows:

(In millions)
Liability at January 1, 2003	$570.6
Liabilities incurred in current period	1.3
Liabilities settled in current period	(20.6)
Accretion expense	21.3
Revisions to cash flows	—

Liability at June 30, 2003	$572.6

        The pro-forma asset retirement obligation we would have recognized as of January 1, 2002, had we implemented SFAS No. 143 as of that date, was approximately $530 million based on the information, assumptions, and interest rates as of January 1, 2003 used to determine the $570.6 million liability recognized upon the adoption of SFAS No. 143.

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

        The primary contracts that were subject to the requirements of EITF 02-3 were our full requirements load-serving contracts and unit-contingent power purchase contracts, which are not derivatives. The majority of these contracts are in Texas and New England and were entered into prior to our shift to accrual accounting earlier in 2002. We discuss our shift to accrual accounting in more detail in our 2002 Annual Report on Form 10-K.

        Additionally, we reviewed derivatives we use as supply sources and hedges of contracts that are subject to EITF 02-3. To the extent permitted by SFAS No. 133, we designated derivative contracts used to fulfill our load-serving contracts as either normal purchases or cash flow hedges under SFAS No. 133 effective January 1, 2003.

        We summarize the impact on our Consolidated Balance Sheets of applying EITF 02-3 on January 1, 2003 as follows:

	Assets	Liabilities	Net

	(In millions)
Mark-to-market energy contracts
Current	$759.4	$709.6	$49.8
Noncurrent	926.8	460.0	466.8

Total	1,686.2	1,169.6	516.6
Other
Current	85.7	56.8	28.9
Noncurrent	24.2	2.5	21.7

Total	109.9	59.3	50.6

Balance at December 31, 2002	$1,796.1	$1,228.9	$567.2

Impact of EITF 02-3 Adoption:
Non-derivative net asset reversed as cumulative effect of change in accounting principle
Mark-to-market energy contracts	$(379.4)
Other	(50.6)

Total non-derivative net asset reversed as cumulative effect of change in accounting principle	(430.0)
Derivatives designated as hedges (net)	6.1
Derivatives designated as normal purchases and sales (net)	(64.3)

Net mark-to-market derivatives remaining after adoption of EITF 02-3 on January 1, 2003	$79.0

        On January 1, 2003, we recorded the $430.0 million non-derivative net asset removed from our Consolidated Balance Sheets as a cumulative effect of change in accounting principle, which reduced our 2003 net income by $266.1 million as previously discussed. The $430.0 million represents $379.4 million of non-derivative contracts recorded as "Mark-to-market energy assets and liabilities" and $50.6 million of "Other assets and liabilities" primarily from the re-designation of Texas contracts to accrual accounting in 2002, as discussed in more detail in our 2002 Annual Report on Form 10-K. The fair value of these contracts will be recognized in earnings as power is delivered.

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

        After the adoption of EITF 02-3 on January 1, 2003, net mark-to-market derivatives of $79.0 million, which consisted of $1,099.8 million in assets and $1,020.8 million in liabilities, remained in our Consolidated Balance Sheets. Applying EITF 02-3 does not affect our cash flows or our accounting for new load-serving contracts for which we used accrual accounting since early 2002.

Related Party Transactions—BGE

Income Statement

Under the Restructuring Order issued by the Maryland PSC in November 1999, BGE is providing standard offer service to customers at fixed rates over various time periods during the transition period from July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Constellation Power Source provided BGE with 100% of the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period.

        In August 2001, BGE entered into contracts with our origination and risk management operation to supply 90% and Allegheny Energy Supply Company, LLC (Allegheny) to supply the remaining 10% of BGE's standard offer service for the final three years (July 1, 2003 to June 30, 2006) of the transition period. During the second quarter of 2003, after a competitive bid process, our origination and risk management operation assumed the obligation from Allegheny to serve the remaining 10% of BGE's standard offer service for the remainder of the transition period.

        The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Purchased energy	$237.2	$273.8	$480.8	$514.3

         In addition, BGE is charged by Constellation Energy for certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $12.4 million for the quarter ended June 30, 2003 compared to $6.4 million for the same period in 2002 and $21.3 million for the six months ended June 30, 2003 compared to $14.9 million for the same period in 2002.

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had invested $574.8 million at June 30, 2003 and $338.1 million at December 31, 2002 under this arrangement.

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

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Constellation Energy Group, Inc. (Constellation Energy) is a North American energy company that conducts its business through various subsidiaries including a merchant energy business and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements on page 13.

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "utility business" are to BGE.

        Our merchant energy business is a competitive provider of energy solutions for large customers in North America. It has electric generation assets located in various regions of the United States and provides energy solutions to meet customers' needs. Our merchant energy business focuses on serving the full energy and capacity requirements (load-serving activities) of, and providing other risk management activities for various customers, such as utilities, municipalities, cooperatives, retail aggregators, and commercial and industrial customers. These load-serving activities occur in regional markets in which end use customer electricity rates have been deregulated and thereby separated from the cost of generation supply.

        BGE is a regulated electric and gas public transmission and distribution utility company with a service territory that covers the City of Baltimore and all or part of ten counties in central Maryland.

        Our other nonregulated businesses:

  •
  design, construct, and operate single-site heating, cooling, and cogeneration facilities for commercial and industrial customers throughout North America,
  •
  provide home improvements, service gas and electric appliances, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide electric and natural gas retail marketing in central Maryland, and
  •
  own and operate a district cooling system for commercial customers in the City of Baltimore, Maryland.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarter and six months ended June 30, 2003 and 2002. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

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

        On October 25, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This consensus affects the accounting for certain contracts and the application of the mark-to-market method of accounting. We describe our current application of the mark-to-market method of accounting based on the impact of the consensus on EITF 02-3 below. The main provisions of EITF 02-3 are as follows:

  •
  The EITF rescinded Issue 98-10. As a result, this consensus prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Any contracts subject to the consensus must be accounted for on the accrual basis.
  •
  The EITF indicated that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.
  •
  The EITF required gains and losses on derivative energy trading contracts (whether realized or unrealized) to be reported as revenue on a net basis in the income statement.

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

  •
  Credit-spread adjustment—for risk management purposes, we compute the value of our mark-to-market energy assets and liabilities using a risk-free discount rate. In order to compute fair value for financial reporting purposes, we adjust the value of our mark-to-market energy assets to reflect the credit-worthiness of each individual counterparty based upon published credit ratings, where available, or equivalent internal credit ratings and associated default probability percentages. We compute this reserve by applying the appropriate default probability percentage to our outstanding credit exposure, net of collateral, for each counterparty. The level of this reserve increases as our credit exposure to counterparties increases, the maturity terms of our transactions increase, or the credit ratings of our counterparties deteriorate, and it decreases when our credit exposure to counterparties decreases, the maturity terms of our transactions decrease, or the credit ratings of our counterparties improve.

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

        EITF 02-3 affects the timing of recognizing earnings on new non-derivative transactions. In general, earnings on new transactions subject to EITF 02-3 are no longer recognized at the inception of the transactions as they were under mark-to-market accounting because they are subject to accrual accounting and are recognized over the term of the transaction. As a result, while total earnings over the term of a transaction will be unchanged, we expect that our reported earnings for contracts subject to EITF 02-3 will generally match the cash flows from those contracts more closely. In addition, our reported earnings may be less volatile under accrual accounting than under mark-to-market accounting, which reflects changes in the fair value of contracts when they occur rather than when products are delivered and costs are incurred.

        Alternatively, other comprehensive income may have greater fluctuations because of a larger number of derivative contracts that we designate for hedge accounting under SFAS No. 133, but these fluctuations will not affect current period earnings or cash flows. Additionally, because we record revenues and costs on a gross basis under accrual accounting, our revenues and costs could increase, but our earnings will not be affected by gross versus net reporting.

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

        We discuss the impact of mark-to-market accounting on our financial results in the Results of Operations—Merchant Energy Business section on page 42.

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

Events of 2003

Workforce Reduction Costs

During the quarter ended June 30, 2003, we recorded $0.7 million in expense, of which BGE recorded $0.2 million, associated with deferred payments to employees eligible for the 2001 Voluntary Special Early Retirement Program.

        During the six months ended June 30, 2003, we recorded $1.4 million in expense, of which BGE recorded $0.5 million, associated with deferred payments to employees eligible for the 2001 Voluntary Special Early Retirement Program.

Sale of Non-Core Assets

During the six months ended June 2003, our other nonregulated businesses recognized $14.2 million of pre-tax, or $8.6 million after-tax, gains on the sales of non-core assets as follows:

  •
  a $7.2 million pre-tax gain in the first quarter of 2003 on the sale of an oil tanker to the U.S. Navy,
  •
  a $5.3 million pre-tax gain in the first quarter of 2003 on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001,
  •
  a $1.2 million pre-tax installment sale gain in the first quarter of 2003 on a parcel of real estate, and
  •
  a $0.5 million pre-tax gain in the second quarter of 2003 on the sale of financial investments as we continued to liquidate this operation.

Generating Facility Commenced Operations

In April 2003, our High Desert Power Project in Victorville, CA, an 830 megawatt (MW) gas-fired combined cycle facility, commenced operations. The project has a long-term power sales agreement with the California Department of Water Resources (CDWR). The contract is a "tolling" structure, under which the CDWR pays a fixed amount of $12.1 million per month and provides CDWR the right, but not the obligation, to purchase power from the project at a price linked to the variable cost of production. During the term of the contract, which runs for seven years and nine months from the April 2003 commercial operation date of the plant, the project will provide energy exclusively to the CDWR.

        In June 2003, we exercised our option under the lease associated with the High Desert Power Project and paid off the lease and acquired the assets from the lessor. At June 30, 2003 the assets and liabilities associated with the High Desert Power Project are included in our Consolidated Balance Sheets.

Calvert Cliffs Extended Outage

In April 2003, our merchant energy business completed the Unit 2 steam generator replacement and refueling outage at Calvert Cliffs. This outage was completed in 66 days, 58 fewer days than a similar outage completed at Calvert Cliff's Unit 1 in June 2002.

Acquisitions

During 2003, we acquired the following portfolios:

  •
  customer load-serving contracts representing 940 MW and corresponding supply portfolio from a subsidiary of CMS Energy Corp,
  •
  certain competitive energy supply contracts with commercial and industrial customers, including 300 MW of electricity and certain natural gas customers, from Nicor Energy L.L.C. in Michigan, Illinois, and Indiana,
  •
  a portfolio of competitive energy supply contracts with commercial and industrial customers, representing 125 MW, from Dynegy Inc., in Alberta, Canada, and
  •
  the load-serving contract and related hedges from Allegheny Energy Supply Company, LLC (Allegheny) to provide 10% of the standard offer service to BGE.

        As discussed above, in June 2003, we exercised our option to purchase the project from the High Desert Power Trust and consolidated the assets and liabilities of the Trust at June 30, 2003.

Synthetic Fuel Facilities

We have certain investments in facilities that manufacture solid synthetic fuel produced from coal as defined under Section 29 of the Internal Revenue Code for which we claim tax credits on our Federal income tax return. The synthetic fuel process involves combining coal material with a chemical change agent to create a significant chemical change. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions:

  •
  there must be a significant chemical change in the coal,

  •
  the product must be sold to an unaffiliated entity, and
  •
  the production facility must have been originally placed in service before July 1, 1998.

        As of June 30, 2003, we have recognized cumulative tax benefits associated with Section 29 credits of $60.9 million, of which $9.5 million was recognized during the quarter ended June 30, 2003 and $17.9 million was recognized during the six months ended June 30, 2003.

        On June 27, 2003, the Internal Revenue Service (IRS) issued Announcement 2003-46, which affects all companies that have recognized tax benefits associated with Section 29 credits for synthetic fuel produced from coal, indicating that it questioned the scientific validity of certain test procedures and results previously presented as evidence to prove the required significant chemical change had occurred. According to the Announcement, the IRS National Office is currently reviewing information regarding these tests and procedures. The IRS is suspending the issuance of private letter rulings regarding the question of chemical change for Section 29 tax credit purposes until this review is complete. The Announcement indicated that if the IRS determines that these test procedures and results do not demonstrate that a significant chemical change has occurred, the IRS will take appropriate action, including revoking letter rulings relying on such procedures and results.

        Certain facilities in which we have an investment received private letter rulings from the IRS stating that the synthetic fuel produced undergoes a significant chemical change and thus qualifies for Section 29 credits. These private letter rulings were based, in part, on tests performed by independent scientific laboratories. The partnership that owns these facilities is currently under examination by the IRS. As part of their examination, the IRS engaged a third party to perform chemical tests of the synthetic fuel. The third party has questioned the testing procedures and chemical change results of the independent scientific laboratories that were submitted to the IRS as part of the private letter ruling process.

        IRS rules specify that a private letter ruling will not be revoked on a retroactive basis, provided that there has been no misstatement or omission of material facts presented in the ruling request. We believe that the chemical testing procedures and results presented by the independent scientific laboratories in the ruling requests were properly disclosed to the IRS.

        While we believe the production and sale of synthetic fuel from all of our synthetic fuel facilities meet the conditions to qualify for tax credits under Section 29 of the IRS Code, we cannot predict the timing or outcome of the review by the IRS or its ultimate impact on the Section 29 credits that we have claimed to date or expect to claim in the future, but the impact could be material to our financial results.

Pension Plan Assets

Our actual return on pension plan assets was approximately 10% through June 30, 2003. In addition, we contributed $111 million, or approximately $70 million after-tax, to our pension plans in 2003.

        However, due to declines in interest rate levels through July 31, 2003, we expect to record an after-tax charge to equity of approximately $35 million at December 31, 2003 as a result of increasing our additional minimum pension liability. This amount assumes interest rates remain unchanged through the end of 2003 and a return of zero percent on pension plan assets during the second half of 2003. The amount ultimately recorded will be determined by the actual return on pension plan assets, which depends on the performance of the financial markets during 2003, and our discount rate assumption, which depends on year-end interest rates. As a result, the charge to equity could be materially different than our current estimate.

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

        Our merchant energy business will focus on long-term, high-value sales of energy, capacity, commodities, and related products to large customers, including distribution utilities, industrial customers, and commercial customers primarily in the regional markets in which end-use customer electricity rates have been deregulated and thereby separated from the cost of generation supply. These markets include the New England region, the New York region, the Mid-Atlantic region, the Mid-West region, Texas, California, and certain areas in Canada.

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

Business Environment

With the shift toward customer choice, competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 62.

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

        During the first half of 2003, the energy markets continued to be highly volatile with significant increases in natural gas and power prices as well as the continuation of reduced liquidity in the marketplace. During the second quarter of 2003, Constellation Power Source's average value at risk was $6.2 million using a 95% confidence level. We discuss the value-at-risk calculation in more detail in the Market Risk section of our 2002 Annual Report on Form 10-K.

        We continue to actively manage our wholesale credit portfolio to attempt to reduce the impact of a potential counterparty default. As of June 30, 2003, approximately 83% of our credit portfolio was rated at least investment grade by the major rating agencies, with 3% rated below investment grade and 14% not rated. Of the 14% not rated, 89% primarily represents governmental entities, municipalities, cooperatives, or other customers that we assess are equivalent to investment grade based on internal credit ratings.

        We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our strategies in the Strategy section on page 32. We discuss our liquidity in the Financial Condition section on page 54.

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

        Our origination and risk management operation provided BGE with 100% of the energy and capacity required to meet its standard offer service obligations through June 30, 2003. Our origination and risk management operation obtains the energy and capacity to supply BGE's standard offer service obligations from our merchant energy generating plants in the PJM Interconnection (PJM) region, supplemented with energy and capacity purchased from the wholesale market, as necessary.

        In August 2001, BGE entered into contracts with our origination and risk management operation to supply 90% and Allegheny to supply the remaining 10% of BGE's standard offer service for the final three years (July 1, 2003 to June 30, 2006) of the transition period. During the second quarter of 2003, after a competitive bid process, our origination and risk management operation assumed the obligation to serve the remaining 10% of BGE's standard offer service for the remainder of the transition period. As a result, Allegheny is no longer obligated to serve 10% of BGE's standard offer service from July 1, 2003 through June 30, 2006.

        In April 2003, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement reached by BGE and parties representing customers, industry, utilities, suppliers, the Maryland Energy Administration, the Maryland PSC's Staff, and the Office of People's Counsel which, among other things, extends BGE's obligation to supply standard offer service. Under the settlement agreement, BGE is obligated to provide market-based standard offer service to residential customers until June 30, 2010, and for commercial and industrial customers for a one, two or four year period beyond June 30, 2004, depending on customer load. The rates charged during this time will recover BGE's wholesale power supply costs and include an administrative fee.

        In July 2003, a second settlement agreement was filed with the Maryland PSC that addressed various details remaining from the first settlement. Issues addressed in the second settlement included, but were not limited to, a model request for proposals, a model power supply contract, and numerous ancillary agreements and exhibits. Maryland PSC approval of the second settlement is still pending.

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

If approved, these market changes could provide additional opportunities for our merchant energy business. We discuss these initiatives in the FERC Regulation—Regional Transmission Organizations and Standard Market Design section below.

        As a result of ongoing litigation before the FERC regarding sales into the spot markets of the California Independent System Operator (ISO) and Power Exchange (PX), we currently estimate that we may be required to pay refunds of between $2 and $6 million for transactions that we entered into with these entities for the period between October 2000 and June 2001. However, we cannot determine the actual amount we could pay because litigation is ongoing and new events could occur that could cause the actual amount, if any, to be materially different from our estimate.

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

Gas Fuel Rate

We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market-based rates incentive mechanism approved by the Maryland PSC. We discuss market-based rates and a current proceeding with the Maryland PSC in more detail in the Gas Cost Adjustments section on page 51 and in Note 1 of our 2002 Annual Report on Form 10-K.

FERC Regulation

Regional Transmission Organizations and Standard Market Design

In December 1999, FERC issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of Regional Transmission Organizations (RTOs) that would allow easier access to transmission.

        On July 31, 2002, the FERC issued a proposed rulemaking regarding implementation of a standard market design (SMD) for wholesale electric markets. The SMD rulemaking is intended to complement FERC's RTO order, and would require RTOs to substantially comply with its provisions. The SMD proposals also required transmission providers to turn over the operation of their facilities to an independent operator that will operate them consistent with a revised market structure proposed by the FERC. According to the FERC, the revised market structure will reduce inefficiencies caused by inconsistent market rules and barriers to transmission access. The FERC proposed that its rule be implemented in stages by October 1, 2004. Comments on the SMD proposal were submitted in February 2003.

        In April 2003, the FERC issued a report that indicated its position with respect to the proposed rulemaking and announced that it intends to leave relatively unmodified existing RTO practices, to allow flexibility among regional approaches, to allow phased-in implementation of the final rule, and to provide an increased deference to states' concerns. Concurrently, proposed federal legislation has been introduced that would remand the rulemaking process to FERC, require the issuance of a new notice of proposed rulemaking, and delay the issuance of a final rule until at least July 1, 2005.

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

        However, the Maryland PSC allows us to record a monthly adjustment to our regulated gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 51.

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

        We show the number of heating and cooling degree-days in the quarters and six months ended June 30, 2003 and 2002, and the percentage change in the number of degree-days between these periods in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Heating degree days	667	493	3,425	2,616
Percent change from prior period	35.3%		30.9%
Cooling degree days	153	295	153	298
Percent change from prior period	(48.1)%		(48.7)%

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

Accounting Standards Adopted and Issued

We discuss recently adopted and issued accounting standards in the Notes to Consolidated Financial Statements on page 21.

Results of Operations for the Quarter and Six Months Ended June 30, 2003 Compared with the Same Periods of 2002

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in other income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 53.

Overview

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions, after-tax)
Merchant energy	$75.2	$56.4	$54.7	$83.4
Regulated electric	20.8	17.4	71.0	33.8
Regulated gas	0.9	2.9	29.5	30.7
Other nonregulated	(0.1)	4.6	8.6	162.1

Income Before Cumulative Effects of Changes in Accounting Principles	96.8	81.3	163.8	310.0
Cumulative Effects of Changes in Accounting Principles (see Notes)	—	—	(198.4)	—

Net Income (Loss)	$96.8	$81.3	$(34.6)	$310.0

Special Items Included in Operations
Gains (losses) on sale of investments and other assets	$0.3	$(2.0)	$8.6	$162.3
Workforce reduction costs	(0.4)	(8.0)	(0.8)	(23.6)

Total Special Items	$(0.1)	$(10.0)	$7.8	$138.7

Quarter Ended June 30, 2003

Our total net income for the quarter ended June 30, 2003 increased $15.5 million, or $0.08 per share, compared to the same period of 2002 mostly because of the following:

  •
  We had higher earnings due to the High Desert Power Project that commenced operations in April 2003.
  •
  We had higher earnings from NewEnergy and Alliance, which were acquired in late 2002.
  •
  Our merchant energy business had higher earnings primarily due to our Calvert Cliffs facility completing a steam generator replacement in April 2003, 58 fewer days than a similar outage that was completed in late June 2002.

  •
  We had higher earnings from wholesale accrual origination transactions, including a gain on the assumption of the Allegheny agreement.
  •
  We had higher workforce reduction costs in 2002 that had a negative impact in that period.

        These increases were partially offset by the following:

  •
  We had lower mark-to-market earnings, primarily due to the restructuring of our agreement with the CDWR in the second quarter of 2002 that had a positive impact in that period.
  •
  We had lower earnings from our gas-fired plants which commenced operations in mid-2002 and at Nine Mile Point primarily due to the availability of the plant.
  •
  We had higher interest expense primarily due to lower capitalized interest because of the new generating facilities that commenced operations since mid-2002.

Six Months Ended June 30, 2003

Our total net income for the six months ended June 30, 2003 decreased $344.6 million, or $2.10 per share, compared to the same period of 2002 mostly because of the following:

  •
  We recorded a $266.1 million after-tax, or $1.61 per share, loss for the cumulative effect of adopting EITF 02-3. This was partially offset by a $67.7 million after-tax, or $.41 per share, gain for the cumulative effect of adopting SFAS No. 143. We discuss these cumulative effect items in more detail in the Notes to Consolidated Financial Statements on page 22.
  •
  We recognized a $163.3 million after-tax, or $1.00 per share, gain on the sale of our investment in Orion in 2002 that had a positive impact in that period.
  •
  We had lower earnings from our competitive supply activities mostly due to lower mark-to-market results, the unfavorable impact of volatile gas and power prices especially during the first quarter of 2003, cold northeastern weather, and outages at third-party plants.
  •
  We had higher fixed charges due to the issuance of $2.5 billion of long-term debt in 2002 that was primarily used to repay short-term borrowings, and due to lower capitalized interest.
  •
  Our merchant energy business had lower earnings from our investments in qualifying facilities and domestic power projects.

        These decreases were partially offset by the following:

  •
  We had higher earnings from our regulated electric business.
  •
  We had higher earnings from the addition of NewEnergy and Alliance, and from wholesale accrual origination activities.
  •
  Our merchant energy business had higher earnings from our nuclear generating assets primarily due to our Calvert Cliffs facility completing a steam generator replacement in April 2003, 58 fewer days than a similar outage that was completed in late June 2002.
  •
  We had higher workforce reduction costs in 2002 that had a negative impact in that period.
  •
  Our other nonregulated businesses recognized a gain of $8.6 million after-tax, or $.05 per share, in 2003 related to non-core asset sales.

        In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business

Background

Our merchant energy business is a competitive provider of energy solutions for large customers in North America. As discussed in the Business Environment—Electric Competition section on page 33, in connection with the July 1, 2000 implementation of customer choice in Maryland, BGE's generating assets became part of our nonregulated merchant energy business, and our origination and risk management operation began selling to BGE the energy and capacity required to meet its standard offer service obligations for the first three years (July 1, 2000 to June 30, 2003) of the transition period.

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

        During the second quarter of 2003, we terminated our relationship with Allegheny and they are no longer obligated to serve the remaining 10% of BGE's standard offer service for the final three years of the transition period. Our origination and risk management operation assumed the obligation to serve the remaining 10% of BGE's standard offer service for the remainder of the transition period. We discuss our relationship with Allegheny prior to the termination in more detail in the Business Environment—Electric Competition section on page 33.

        We record merchant energy revenues and expenses in our financial results in different periods depending upon which portion of our business they affect. We discuss our revenue recognition policies in the Critical Accounting Policies section on page 27 and in Note 1 of our 2002 Annual Report on Form 10-K. We summarize our policies as follows:

  •
  We record revenues as they are earned and fuel and purchased energy expenses as they are incurred for contracts and activities subject to accrual accounting, including load-serving activities, as discussed below.
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

        Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of our contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our revenues in the Competitive Supply—Mark-to-Market Revenues section on page 42.

        In the first quarter of 2003, we adopted EITF 02-3 that required certain contracts to be accounted for on the accrual basis and recorded gross rather than net upon application of EITF 02-3. The primary contracts affected were our full requirements load-serving contracts and unit-contingent power purchase contracts. The majority of these contracts were in Texas and New England and were entered into prior to our shift to accrual accounting earlier in 2002, as discussed in our 2002 Annual Report on Form 10-K. We discuss the adoption of EITF 02-3 in more detail in the Notes to Consolidated Financial Statements on page 23.

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

        Additionally, we expect lower earnings volatility for this portion of our business because unrealized changes in the fair value of load-serving contracts will no longer be recorded as revenue at the time of the change as they were under mark-to-market accounting.

        Our merchant energy business results were as follows:

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$1,827.1	$606.7	$3,504.2	$1,096.7
Fuel and purchased energy expenses	(1,302.9)	(229.0)	(2,682.0)	(381.0)
Operations and maintenance expenses	(277.1)	(189.6)	(497.2)	(395.9)
Workforce reduction costs	(0.4)	(5.3)	(0.8)	(10.3)
Depreciation and amortization	(56.6)	(57.2)	(107.5)	(113.9)
Accretion of asset retirement obligations	(10.7)	—	(21.3)	—
Taxes other than income taxes	(27.4)	(20.5)	(53.3)	(41.0)
Loss on sale of investments and other assets	—	(6.0)	—	(6.0)

Income from Operations	$152.0	$99.1	$142.1	$148.6

Income Before Cumulative Effects of Changes in Accounting Principles (after-tax)	$75.2	$56.4	$54.7	$83.4
Cumulative Effects of Changes in Accounting Principles (after-tax)	—	—	(198.4)	—

Net Income (Loss)	$75.2	$56.4	$(143.7)	$83.4

Special Items Included in Operations (after-tax)
Loss on sale of investments and other assets	$—	$(3.9)	$—	$(3.9)
Workforce reduction costs	(0.3)	(3.2)	(0.5)	(6.2)

Total Special Items	$(0.3)	$(7.1)	$(0.5)	$(10.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues and Fuel and Purchased Energy Expenses

Our origination and risk management operation manages our costs of procuring fuel and energy and revenues we realize from the sale of energy to our customers. The difference between revenues and fuel and purchased energy expenses is the primary driver of the profitability of our merchant energy business. Accordingly, we believe it is appropriate to discuss the operating results of our merchant energy business by analyzing the changes in the relationship between revenues and fuel and purchased energy expenses. We discuss non-fuel direct costs, such as ancillary services, transmission costs, financing, and legal costs in conjunction with other operations and maintenance expenses in the Operations and Maintenance Expenses section on page 48.

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
  •
  Plants with Power Purchase Agreements—our generating facilities with long-term power purchase agreements, including Nine Mile Point, Oleander, University Park, and beginning in the second quarter of 2003, our High Desert Power Project.
  •
  Competitive Supply—our wholesale business that provides load-serving activities to distribution utilities (primarily in Texas and New England), other wholesale origination and risk management services, and electric and gas retail energy services to commercial and industrial customers. With the acquisition of the load-serving customers from CMS Energy Corp., as previously discussed on page 30, the results of our gas-fired facilities in the Mid-West region which were previously part of our "Other" category became part of our competitive supply activities beginning in the second quarter of 2003.
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation and consulting services.

        We provide a summary of our revenues and fuel and purchased energy expenses as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002

	(Dollar amounts in millions)
Revenues:
PJM Platform	$465.3		$323.6		$841.0		$610.0
Plants with Power Purchase Agreements	156.8		107.4		266.0		199.9
Competitive Supply	1,198.2		168.6		2,357.5		255.6
Other	6.8		7.1		39.7		31.2

Total	$1,827.1		$606.7		$3,504.2		$1,096.7

Fuel and purchased energy expenses:
PJM Platform	$(188.0)		$(130.2)		$(393.5)		$(248.9)
Plants with Power Purchase Agreements	(11.1)		(9.6)		(23.8)		(18.3)
Competitive Supply	(1,099.4)		(82.3)		(2,244.3)		(105.7)
Other	(4.4)		(6.9)		(20.4)		(8.1)

Total	$(1,302.9)		$(229.0)		$(2,682.0)		$(381.0)

Revenues less fuel and purchased energy expenses:		% of Total		% of Total		% of Total		% of Total
PJM Platform	$277.3	53%	$193.4	51%	$447.5	54%	$361.1	51%
Plants with Power Purchase Agreements	145.7	28	97.8	26	242.2	30	181.6	25
Competitive Supply	98.8	18	86.3	23	113.2	14	149.9	21
Other	2.4	1	0.2	—	19.3	2	23.1	3

Total	$524.2	100%	$377.7	100%	$822.2	100%	$715.7	100%

PJM Platform

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$465.3	$323.6	$841.0	$610.0
Fuel and purchased energy expenses	(188.0)	(130.2)	(393.5)	(248.9)

Revenues less fuel and purchased energy	$277.3	$193.4	$447.5	$361.1

Revenues

BGE Standard Offer Service

The majority of PJM Platform revenues arise from supplying BGE's standard offer service requirements. Revenues from supplying BGE's standard offer service requirements, including CTC and decommissioning revenues, decreased $38.4 million during the quarter ended June 30, 2003 compared to the same period of 2002 and decreased $34.9 million during the six months ended June 30, 2003 compared to the same period of 2002. The decrease was primarily due to approximately 1,200 megawatts of large commercial and industrial customers leaving BGE's standard offer service in the second quarter of 2002 and electing other electric generation suppliers and milder weather in the central Maryland region during the second quarter of 2003.

        CTC revenues are impacted by the CTC rates our merchant energy business receives from BGE customers, as well as, the volumes delivered to BGE customers. The CTC rates decline over the transition period as previously discussed in the Electric Competition—Maryland section on page 33.

        Approximately one-third of the load for large commercial and industrial customers that left BGE's standard offer service elected BGE Home, a subsidiary of Constellation Energy, as their electric generation supplier. Our merchant energy business continues to provide the energy to BGE Home to meet the requirements of these customers under market-based rates. Revenues from BGE Home increased $16.8 million for the quarter ended June 30, 2003 and $36.3 million for the six months ended June 30, 2003 compared to the same periods of 2002. BGE Home is included in our other nonregulated businesses.

        Beginning in the second quarter of 2003, as contracts for large commercial and industrial customers being served by BGE Home expire, the renewal of any customer will be with NewEnergy, which is included in our Competitive Supply category.

Other PJM Revenues

Other merchant energy revenues in the PJM region increased $163.3 million for the quarter ended June 30, 2003 and $229.6 million for the six months ended June 30, 2003 compared to the same periods of 2002. The increase is primarily due to the following:

  •
  higher sales of energy and related services from our owned generation in excess of that used to serve BGE's standard offer service,
  •
  a gain on the assumption of the Allegheny load-serving contract for the remaining 10% of the BGE standard offer service load, and
  •
  increased sales to BGE Home related to their gas programs.

Fuel and Purchased Energy Expenses

Our merchant energy business had higher fuel and purchased energy expenses in the PJM region for the quarter and six months ended June 30, 2003 compared to the same periods of 2002 primarily due to higher generation at our plants and increased purchased energy and capacity expenses because of the following:

  •
  higher wholesale market prices to serve BGE's standard offer service, and
  •
  increased sales to BGE Home related to their gas programs.

Plants with Power Purchase Agreements

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$156.8	$107.4	$266.0	$199.9
Fuel and purchased energy expenses	(11.1)	(9.6)	(23.8)	(18.3)

Revenues less fuel and purchased energy	$145.7	$97.8	$242.2	$181.6

        The increase in revenues during the quarter ended June 30, 2003 compared to the same period of 2002 primarily was due to the following:

  •
  revenues of $33.2 million from the High Desert Power Project that commenced operations in the second quarter of 2003,
  •
  higher revenues of $8.5 million from the Oleander generating facility that commenced operations in the second half of 2002, and
  •
  higher revenues of $1.9 million from Nine Mile Point due to higher power prices in the New York region compared to 2002.

        The increase in revenues during the six months ended June 30, 2003 compared to the same period of 2002 primarily was due to the following:

  •
  revenues of $33.2 million from the High Desert Power Project that commenced operations in the second quarter of 2003,
  •
  higher revenues of $18.8 million from the Oleander generating facility that commenced operations in the second half of 2002, and
  •
  higher revenues of $11.8 million from Nine Mile Point due to higher power prices in the New York region compared to 2002.

        Our merchant energy business had higher fuel and purchased energy expenses for the quarter and six months ended June 30, 2003 compared to the same periods of 2002 primarily due to the operation of the Oleander and High Desert generating facilities.

Competitive Supply

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Accrual revenues	$1,192.2	$78.3	$2,354.7	$101.5
Mark-to-market revenues	6.0	90.3	2.8	154.1
Fuel and purchased energy expenses	(1,099.4)	(82.3)	(2,244.3)	(105.7)

Revenues less fuel and purchased energy	$98.8	$86.3	$113.2	$149.9

We analyze our accrual and mark-to-market competitive supply activities separately below.

Accrual Revenues and Fuel and Purchased Energy Expenses

Our accrual revenues and fuel and purchased energy expenses increased for the quarter and six months ended June 30, 2003 compared to the same periods of 2002 mostly because of the re-designation of our load-serving activities to accrual, including the adoption of EITF 02-3, combined with increased wholesale accrual origination activities, primarily in Texas and New England, and the acquisitions of NewEnergy and Alliance. We provide the changes in revenues and fuel and purchased energy expenses in 2003 compared to 2002 in the following table.

	Quarter Ended June 30, 2003 vs. 2002		Six Months Ended June 30, 2003 vs. 2002

	Increases in revenues	Increases in fuel and purchased energy expenses	Increases in revenues	Increases in fuel and purchased energy expenses

	(In millions)
Wholesale accrual activities	$536.1	$483.7	$1,092.9	$1,057.8
Acquired companies	577.8	533.4	1,160.3	1,080.8

Total increase	$1,113.9	$1,017.1	$2,253.2	$2,138.6

        We discuss the implications of EITF 02-3 in more detail in the Notes to Consolidated Financial Statements on page 23.

Mark-to-Market Revenues

Mark-to-market revenues include net gains and losses from origination and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section on page 27. We also discuss the implications of EITF 02-3 on the mark-to-market method of accounting in the Notes to Consolidated Financial Statements on page 23.

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

        Mark-to-market revenues were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Unrealized revenues
Origination transactions	$10.9	$85.4	$25.1	$94.9
Risk management
Unrealized changes in fair value	(4.9)	1.1	(22.3)	54.9
Changes in valuation techniques	—	3.8	—	4.3
Reclassification of settled contracts to realized	(84.1)	13.7	(69.9)	(7.2)

Total risk management	(89.0)	18.6	(92.2)	52.0

Total unrealized revenues	(78.1)	104.0	(67.1)	146.9
Realized revenues	84.1	(13.7)	69.9	7.2

Total mark-to-market revenues	$6.0	$90.3	$2.8	$154.1

        Revenues from origination transactions represent the initial unrealized fair value of new wholesale energy transactions (including restructurings) at the time of contract execution to the extent permitted by applicable accounting rules. Risk management revenues represent both realized and unrealized gains and losses from changes in the value of our entire portfolio. We discuss the changes in mark-to-market revenues below. We show the relationship between our revenues and the change in our net mark-to-market energy asset/liability later in this section.

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

        Mark-to-market revenues decreased $84.3 million during the quarter ended June 30, 2003 compared to 2002 because of net losses from risk management activities compared to net gains in the prior year and lower origination subject to mark-to-market accounting with the implementation of EITF 02-3. The decrease is primarily due to mark-to-market revenue associated with the restructuring of our High Desert contract with the

CDWR that had a positive impact in 2002, unfavorable changes in regional power prices, price volatility, and the impact of mark-to-market losses on hedges that did not qualify for hedge accounting treatment as discussed in more detail below.

        Mark-to-market revenues decreased $151.3 million during the six months ended June 30, 2003 compared to 2002 because of net losses from risk management activities compared to net gains in the prior year and lower origination subject to mark-to-market accounting with the implementation of EITF 02-3. The decrease in risk management revenues is primarily due to mark-to-market revenue associated with the restructuring of our High Desert contract with the CDWR that had a positive impact in 2002, unfavorable changes in regional power prices, price volatility, and the impact of mark-to-market losses on hedges that did not qualify for hedge accounting treatment as discussed in more detail below.

        Prior to EITF 02-3, we were required to record all New England load serving positions entered into before the second quarter of 2002 and our hedges against those positions on a mark-to-market basis. With the implementation of EITF 02-3 in the first quarter of 2003, all of the load-serving contracts were converted to accrual accounting. However, several economically effective hedges on these positions did not qualify for accrual hedge accounting treatment under SFAS No. 133 and remained in the mark-to-market portfolio.

        In the first half of 2003, increasing forward prices shifted value between accrual load-serving positions and associated mark-to-market hedges producing a timing difference in the recognition of earnings on related transactions. As a result, we recorded a $19.9 million pre-tax loss on the mark-to-market hedges during the second quarter of 2003 and a $39.7 million pre-tax loss during the six months ended June 30, 2003. We will realize gains on the accrual load-serving positions in cash over the balance of the year, offset by cash losses on the hedges, which we were required to mark-to-market.

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts, and in 2002, prior to the implementation of EITF 02-3, were comprised of a combination of derivative and non-derivative (physical) contracts. The non-derivative assets and liabilities primarily relate to load-serving activities originated prior to the shift to accrual accounting in 2002. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. We discuss our modeling techniques later in this section.

        Mark-to-market energy assets and liabilities consisted of the following:

	June 30, 2003	December 31, 2002

	(In millions)
Current Assets	$742.4	$759.4
Noncurrent Assets	397.4	926.8

Total Assets	1,139.8	1,686.2

Current Liabilities	801.4	709.6
Noncurrent Liabilities	342.4	460.0

Total Liabilities	1,143.8	1,169.6

Net mark-to-market energy (liability) asset	$(4.0)	$516.6

        The following are the primary sources of the change in net mark-to-market energy asset/liability during 2003:

Change in Net Mark-to-Market Energy Asset (Liability)

	Quarter Ended June 30, 2003	Six Months Ended June 30, 2003

	(In millions)
Fair value beginning of period	$ 83.6	$ 516.6
Changes in fair value recorded as revenues
Origination transactions	$ 10.9	$ 25.1
Unrealized changes in fair value	(4.9)	(22.3)
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	(84.1)	(69.9)

Total changes in fair value recorded as revenues	(78.1)	(67.1)
Cumulative effect impact of EITF 02-3	—	(379.4)
Contracts designated as normal purchases/sales and hedges upon implementation of EITF 02-3	—	(58.2)
Changes in value of exchange-listed futures and options	(4.9)	(9.1)
Net change in premiums on options	(10.2)	(14.9)
Other changes in fair value	5.6	8.1

Fair value at June 30, 2003	$ (4.0)	$ (4.0)

        Components of changes in the net mark-to-market energy asset or liability that affected revenues include:

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

        The net mark-to-market energy asset or liability also changed due to the following items recorded in accounts other than revenue:

  •
  The cumulative effect impact of EITF 02-3 represents the non-derivative portion of the net asset that was reclassified to accrual accounting effective January 1, 2003 as required by EITF 02-3.
  •
  Contracts designated as normal purchases/sales and hedges upon adoption of EITF 02-3, represents the portion of the net asset reclassified to "Other assets or liabilities" under the normal purchases/normal sales provisions of SFAS No. 133 or "Risk management assets or liabilities" under the cash flow hedge provisions of SFAS No. 133 in connection with the implementation of EITF 02-3 effective January 1, 2003.
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
  •
  Net changes in premiums on options reflects the accounting for premiums on options purchased as an increase in the net mark-to-market energy asset or a decrease to the net mark-to-market liability and premiums on options sold as a decrease in the net mark-to-market energy asset or an increase to the net mark-to-market liability.

        The settlement terms of the net mark-to-market energy asset or liability and sources of fair value as of June 30, 2003 are as follows:

	Settlement Term

								Fair Value
	2003	2004	2005	2006	2007	2008	Thereafter

	(In millions)
Prices provided by external sources (1)	$(55.1)	$(18.5)	$(1.9)	$5.3	$—	$—	$—	$(70.2)
Prices based on models	1.4	(0.1)	(9.7)	(0.3)	26.9	16.9	31.1	66.2

Total net mark-to-market energy (liability) asset	$(53.7)	$(18.6)	$(11.6)	$5.0	$26.9	$16.9	$31.1	$(4.0)

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

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2004, but up to 2006, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2004, depending upon the region,

  •
  forward purchases and sales of electric capacity for delivery terms through 2004,
  •
  forward purchases and sales of natural gas, coal and oil for delivery terms through 2005, and
  •
  options for the purchase and sale of natural gas, coal and oil for delivery terms through 2005.

        The remainder of the net mark-to-market energy asset or liability is valued using models. The portion of contracts for which such techniques are used includes standard products for which external prices are not available and customized products that are valued using modeling techniques to determine expected future market prices, contract quantities, or both.

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

        The fair values in the tables represent expected future cash flows based on the level of forward prices and volatility factors as of June 30, 2003 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Other

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$6.8	$7.1	$39.7	$31.2
Fuel and purchased energy expenses	(4.4)	(6.9)	(20.4)	(8.1)

Revenues less fuel and purchased energy	$2.4	$0.2	$19.3	$23.1

        We analyze the revenues and fuel and purchased energy expenses of the final category of our merchant energy business below.

Revenues

Our other merchant energy business revenues were about the same during the quarter ended June 30, 2003 compared to the same period of 2002 mostly because we had lower revenues from our gas-fired facilities in the Mid-West region, partially offset by higher revenues from our generation services operation. Our Mid-West region gas-fired facilities became part of our competitive supply activities on April 1, 2003, as previously discussed.

        Revenues from our other merchant energy business increased during the six months ended June 30, 2003 compared to the same period of 2002 mostly because we had higher revenues from our gas-fired facilities in the Mid-West region (during the first quarter of 2003) compared to the six months ended June 30, 2002. This was partially offset by lower revenues from our investments in qualifying facilities and domestic power projects.

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

        Revenues from our investment in qualifying facilities and domestic power projects during the quarter ended June 30, 2003 were about the same as the same period in 2002. A decrease in revenues of $13.4 million during the six months ended June 30, 2003 compared to the same period of 2002 was due to the following:

  •
  We had lower revenues from our California projects because we reversed certain credit reserves that totaled $9.1 million during the first quarter of 2002, as we began receiving payments from the California utilities, which had a positive impact in 2002.
  •
  We had lower revenues from a geothermal project that generated at a lower capacity in 2003.

        We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements section on page 62. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB No. 18.

        We have an investment in a partnership that owns a geothermal project with a book value of $103.0 million at June 30, 2003. Recently, the project completed well-drilling efforts designed to restore the output of the project, and the project currently is producing at a level such that we expect the project to generate sufficient cash flows over its life to enable us to recover our equity interest in the project.

        Under the provisions of FIN 46, effective July 1, 2003, we removed our investment in this partnership and consolidated the assets and liabilities associated with the project in our Consolidated Balance Sheets. However, should the project not continue to produce a sufficient geothermal resource, or should future well drilling at this project prove to be unsuccessful or become uneconomic, causing us not to make future investments in the project, the project's assets could become impaired under the provisions of SFAS No. 144, and any losses recognized could be material.

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

Fuel and Purchased Energy Expenses

Our other merchant energy business fuel and purchased energy expenses decreased $2.5 million during the quarter ended June 30, 2003 compared to the same period of 2002, primarily due to our gas-fired facilities in the Mid-West region, partially offset by higher expenses from our generation services operation. As previously discussed, the Mid-West region facilities became part of the competitive supply portfolio on April 1, 2003.

        Our other merchant energy business fuel and purchased energy expenses increased $12.3 million for the six months ended June 30, 2003 compared to the same period of 2002 mostly because we had higher fuel and purchased energy expenses for our gas-fired facilities in the Mid-West region (during the first quarter of 2003).

Operations and Maintenance Expenses

Our merchant energy business operations and maintenance expenses increased $87.5 million in the second quarter of 2003 compared to the same period of 2002 mostly due to the following:

  •
  an increase of $27.6 million due to the acquisitions of NewEnergy and Alliance,
  •
  an increase of $13.9 million at Nine Mile Point that includes approximately $10 million related to higher costs associated with the refueling outage of Unit 1 in 2003 compared to the 2002 refueling outage of Unit 2. Since we own 100% of Unit 1, we incur all outage costs compared to 82% of costs for Unit 2,
  •
  an increase in costs related to our origination and risk management operation as a result of the growth of this operation,
  •
  costs related to our High Desert Power Project that commenced operations in the second quarter of 2003, and
  •
  higher benefit and other inflationary cost increases.

        These increases were offset in part by cost reductions due to productivity initiatives including our corporate-wide workforce reduction programs.

        Our merchant energy business operations and maintenance expenses increased $101.3 million for the six months ended June 30, 2003 compared to the same period of 2002 mostly due to the following:

  •
  an increase of $45.7 million due to the acquisitions of NewEnergy and Alliance,
  •
  an increase of $21.0 million at Nine Mile Point that includes approximately $12 million related to higher costs associated with the refueling outage of Unit 1 in 2003 compared to the 2002 refueling outage of Unit 2. Since we own 100% of Unit 1, we incur all outage costs compared to 82% of costs for Unit 2,
  •
  an increase in costs related to our origination and risk management operation as a result of the growth of this operation,
  •
  costs related to our High Desert Power Project that commenced operations in the second quarter of 2003, and
  •
  higher benefit and other inflationary cost increases.

        These increases were offset in part by cost reductions due to productivity initiatives including our corporate-wide workforce reduction programs.

Workforce Reduction Costs

Our merchant energy business recognized $0.4 million in the second quarter of 2003 and $5.3 million in the same period of 2002 of expenses associated with our workforce reduction efforts. During the six months ended June 30, 2003 our merchant energy business recognized expenses associated with our workforce reduction efforts of $0.8 million compared to $10.3 million for the same period in 2002.

        We discuss these workforce reduction costs in more detail in the Notes to Consolidated Financial Statements on page 11.

Depreciation and Amortization Expense

Merchant energy depreciation and amortization expense decreased $0.6 million in the second quarter of 2003 compared to the same period of 2002 and $6.4 million for the six months ended June 30, 2003 compared to the same period of 2002 mostly because of the adoption of SFAS No. 143.

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

Accretion of Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143 that requires the accretion of the asset retirement obligation liability due to the passage of time until the liability is settled. Accordingly, we recognized $10.7 million of accretion expense in the second quarter of 2003 and $21.3 million of accretion expense for the six months ended June 30, 2003. We discuss SFAS No. 143 in the Notes to Consolidated Financial Statements on page 22.

Taxes Other Than Income Taxes

Merchant energy taxes other than income taxes increased $6.9 million in the second quarter of 2003 compared to the same period of 2002 and $12.3 million for the six months ended June 30, 2003 compared to the same period of 2002 mostly because of taxes other than income taxes associated with NewEnergy and the new generating facilities.

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

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$437.0	$480.4	$923.3	$940.8
Electricity purchased for resale expenses	(237.2)	(273.8)	(480.8)	(514.3)
Operations and maintenance expenses	(61.7)	(59.5)	(115.6)	(120.3)
Workforce reduction costs	(0.2)	(7.9)	(0.5)	(28.8)
Depreciation and amortization	(44.5)	(44.0)	(88.7)	(87.8)
Taxes other than income taxes	(33.7)	(34.2)	(69.0)	(68.9)

Income from Operations	$59.7	$61.0	$168.7	$120.7

Net Income	$20.8	$17.4	$71.0	$33.8

Special Items Included in Operations (after-tax)
Workforce reduction costs	$(0.1)	$(4.8)	$(0.3)	$(17.4)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

         Net income from the regulated electric business increased during the quarter ended June 30, 2003 compared to the same period of 2002 mostly because of the following:

  •
  lower workforce reduction costs of $4.7 million after-tax related to our 2002 corporate-wide workforce reduction programs, and
  •
  lower interest expense.

        These favorable results were partially offset by a decrease in revenues from lower distribution sales volumes primarily due to milder weather.

        Net income from the regulated electric business increased during the six months ended June 30, 2003 compared to the same period of 2002 mostly because of the following:

  •
  lower workforce reduction costs of $17.1 million after-tax related to our 2002 corporate-wide workforce reduction programs,
  •
  lower interest expense,
  •
  increased distribution sales volumes due to colder winter weather, and
  •
  cost reductions in 2003 resulting from our corporate-wide workforce reduction programs and other productivity initiatives.

Electric Revenues

The changes in electric revenues in 2003 compared to 2002 were caused by:

	Quarter Ended June 30, 2003 vs. 2002	Six Months Ended June 30, 2003 vs. 2002

	(In millions)
Distribution sales volumes	$(5.9)	$10.9
Standard offer service	(39.3)	(36.9)

Total change in electric revenues from electric system sales	(45.2)	(26.0)
Other	1.8	8.5

Total change in electric revenues	$(43.4)	$(17.5)

Distribution Sales Volumes

"Distribution sales volumes" are sales to customers in BGE's service territory at rates set by the Maryland PSC.

        The percentage changes in our distribution sales volumes, by type of customer, in 2003 compared to 2002 were:

	Quarter Ended June 30, 2003 vs. 2002	Six Months Ended June 30, 2003 vs. 2002

Residential	(3.0)%	8.8%
Commercial	0.9	2.5
Industrial	(5.2)	(3.7)

        During the second quarter of 2003, we distributed less electricity to residential customers compared to the same period of 2002 mostly due to milder weather partially offset by increased usage per customer. We distributed about the same amount of electricity to commercial customers. We distributed less electricity to industrial customers mostly because of lower usage by industrial customers.

        During the six months ended June 30, 2003, we distributed more electricity to residential customers compared to the same period of 2002 due to increased usage per customer, colder winter weather, and an increased number of customers, partially offset by milder summer weather. We distributed more electricity to commercial customers mostly due to increased usage per customer and colder winter weather, partially offset by milder summer weather. We distributed less electricity to industrial customers mostly because of lower usage by industrial customers.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative generation supplier as previously discussed.

        Standard offer service revenues decreased during the second quarter of 2003 compared to the same period of 2002 mostly due to milder weather in the second quarter of 2003 and the loss of approximately 1,200 megawatts of large commercial and industrial customers leaving BGE's standard offer service in the second quarter of 2002 and electing other electric generation suppliers.

        Standard offer service revenues decreased during the six months ended June 30, 2003 compared to the same period of 2002 mostly due to approximately 1,200 megawatts of large commercial and industrial customers leaving BGE's standard offer service in the second quarter of 2002 and electing other electric generation suppliers. This decrease was partially offset by increased residential standard offer service revenues due to increased usage per customer, colder winter weather, and an increased number of customers, partially offset by milder summer weather.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service customers.

        Our electricity purchased for resale expenses for the second quarter of 2003 were lower compared to the same period of 2002 mostly due to milder weather in the second quarter of 2003 and large commercial and industrial customers leaving BGE's standard offer service and electing other electric generation suppliers as previously discussed.

        Our electricity purchased for resale expenses were lower during the six months ended June 30, 2003 compared to the same period of 2002 mostly due to large commercial and industrial customers leaving BGE's standard offer service and electing other electric generation suppliers, partially offset by increased consumption by residential customers.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses were about the same for the second quarter of 2003 compared to the same period of 2002 primarily due to higher benefit and other inflationary costs offset by cost reductions resulting from our corporate-wide workforce reduction programs and other productivity initiatives.

        Regulated electric operations and maintenance expenses decreased $4.7 million during the six months ended June 30, 2003 compared to the same period of 2002 mostly due to cost reductions resulting from our corporate-wide workforce reduction programs and other productivity initiatives.

Workforce Reduction Costs

BGE's electric business workforce reduction expenses decreased $7.7 million pre-tax, or $4.7 million after-tax, in the second quarter of 2003 and decreased $28.3 million pre-tax, or $17.1 million after-tax, during the six months ended June 30, 2003 compared to the same periods in 2002 because these programs were substantially completed in 2002. We discuss our workforce reduction efforts in the Notes to Consolidated Financial Statements on page 11.

Other Electric Operating Expenses

Regulated other electric operating expenses were about the same for the quarter and six months ended June 30, 2003 compared to the same periods of 2002.

Regulated Gas Business

All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, or BGE's, financial results.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Gas revenues	$140.0	$92.5	$443.6	$315.9
Gas purchased for resale expenses	(86.3)	(38.7)	(289.4)	(163.0)
Operations and maintenance expenses	(24.4)	(22.1)	(47.7)	(45.9)
Depreciation and amortization	(11.5)	(11.8)	(23.2)	(24.5)
Taxes other than income taxes	(8.3)	(7.8)	(18.2)	(17.2)

Income from operations	$9.5	$12.1	$65.1	$65.3

Net Income	$0.9	$2.9	$29.5	$30.7

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

         Net income from the regulated gas business for the quarter and six months ended June 30, 2003 was about the same compared to the same periods of 2002.

Gas Revenues

The changes in gas revenues in 2003 compared to 2002 were caused by:

	Quarter Ended June 30, 2003 vs. 2002	Six Months Ended June 30, 2003 vs. 2002

	(In millions)
Distribution sales volumes	$7.8	$26.0
Base rates	(0.2)	(1.1)
Weather normalization	(8.0)	(23.7)
Gas cost adjustments	44.8	116.7

Total change in gas revenues from gas system sales	44.4	117.9
Off-system sales	2.5	8.9
Other	0.6	0.9

Total change in gas revenues	$47.5	$127.7

Distribution Sales Volumes

The percentage changes in our distribution sales volumes, by type of customer, in 2003 compared to 2002 were:

	Quarter Ended June 30, 2003 vs. 2002	Six Months Ended June 30, 2003 vs. 2002

Residential	36.8%	32.7%
Commercial	32.1	19.8
Industrial	(8.6)	(12.8)

        During the quarter and six months ended June 30, 2003, we distributed more gas to residential and commercial customers compared to the same periods of 2002 mostly due to cooler weather and increased usage per customer. We distributed less gas to industrial customers mostly due to decreased usage by industrial customers.

Base Rates

Base rate revenues were about the same for the quarter and six months ended June 30, 2003 compared to the same periods of 2002.

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

        During the quarter and six months ended June 30, 2003, gas cost adjustment revenues increased compared to the same periods of 2002 because we sold more gas at a higher price.

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

        During the quarter and six months ended June 30, 2003, revenues from off-system gas sales increased compared to the same periods of 2002 mostly because the gas we sold off-system was at a higher price, partially offset by less gas sold.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service customers.

        During the quarter and six months ended June 30, 2003, gas purchased for resale expenses increased compared to the same periods of 2002 because we purchased more gas at a higher price.

Gas Operations and Maintenance Expenses

Regulated gas operations and maintenance expenses were about the same during the quarter and six months ended June 30, 2003 compared to the same periods of 2002.

Other Gas Operating Expenses

Regulated other gas operating expenses were about the same during the quarter and six months ended June 30, 2003 compared to the same periods of 2002.

Other Nonregulated Businesses

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In millions)
Revenues	$143.1	$131.8	$298.7	$252.1
Operating expenses	(130.5)	(116.9)	(273.7)	(233.2)
Workforce reduction costs	(0.1)	(0.1)	(0.1)	(0.1)
Depreciation and amortization	(4.3)	(4.2)	(8.5)	(8.1)
Taxes other than income taxes	(0.8)	(1.1)	(1.8)	(2.1)
Net gain on sale of investments and other assets	0.5	3.2	14.2	260.3

Income from Operations	$7.9	$12.7	$28.8	$268.9

Net (Loss) Income	$(0.1)	$4.6	$8.6	$162.1

Special Items Included in Operations (after-tax)
Gain on sale of investments and other assets	$0.3	$1.9	$8.6	$166.2

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

         During the quarter ended June 30, 2003, net income from our other nonregulated businesses decreased compared to the same period of 2002 mostly because we recognized higher gains on sale of investments and other assets at our real estate and financial investments operations in 2002 that had a positive impact in that period.

        During the six months ended June 30, 2003, net income from our other nonregulated businesses decreased compared to the same period of 2002 mostly because we recognized a $163.3 million after-tax gain on the sale of our investment in Orion in 2002 that had a positive impact in that period. This decrease was partially offset by the following:

  •
  a $7.2 million pre-tax gain on the sale of an oil tanker to the U.S. Navy,

  •
  a $5.3 million pre-tax gain on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001,
  •
  a $1.2 million pre-tax gain on an installment sale of a parcel of real estate,
  •
  a $0.5 million pre-tax gain on the sale of financial investments, and
  •
  higher net income from BGE Home due to improved performance in their gas and electric commodity programs.

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

        Our remaining real estate projects, which represent approximately 380 acres of land holdings at June 30, 2003, are partially or substantially developed. Our strategy is to hold and in some cases further develop these projects to increase their value. However, if we were to sell these projects in the current market, we may have losses that could be material, although the amount of the losses is hard to predict.

        In addition, we initiated a liquidation program for our financial investments operation and expect to sell substantially all of our investments in this operation by the end of 2003. Through June 30, 2003, we liquidated approximately 88% of our investment portfolio since the beginning of 2002.

Consolidated Nonoperating Income and Expenses

Fixed Charges

During the quarter and six months ended June 30, 2003, total fixed charges increased compared to the same periods of 2002 mostly because we had lower capitalized interest due to our new generating facilities commencing operations and a higher level of long-term debt. The majority of this debt, $1.8 billion was issued in the first quarter of 2002, with additional issuances totaling $700 million occurring in the second half of 2002. We used the proceeds of these issuances primarily to repay our short-term borrowings that funded our construction program and acquisitions.

        During the quarter and six months ended June 30, 2003, total fixed charges at BGE decreased compared to the same periods of 2002 mostly because of a lower level of debt outstanding and lower interest rates.

Income Taxes

During the quarter ended June 30, 2003, our income taxes increased compared to the same period of 2002 mostly because of higher taxable income in the second quarter of 2003 compared to 2002.

        During the six months ended June 30, 2003, our income taxes decreased compared to the same period of 2002 mostly because of the gain on the sale of our investment in Orion in the first quarter of 2002 that increased income taxes in that period and a higher level of synthetic fuel tax credits in 2003.

        During the quarter ended June 30, 2003, income taxes at BGE were about the same compared to the same period of 2002. During the six months ended June 30, 2003, income taxes at BGE increased compared to the same period of 2002 mostly because of higher taxable income.

Financial Condition

Cash Flows

Cash provided by operations was $390.7 million for the six months ended June 30, 2003 compared to $333.5 million for the same period in 2002.

        Cash used in investing activities for the six months ended June 30, 2003 was $811.0 million compared to cash provided by investing activities of $295.5 million for the same period in 2002. This $1.1 billion change was primarily due to a decrease in the sales of investments and other assets because of the sale of Orion and Corporate Office Properties Trust that generated $555.4 million in cash proceeds in 2002 and the acquisition of the High Desert Power Project in 2003.

        Cash provided by financing activities for the six months ended June 30, 2003 was $556.3 million compared to cash used in financing activities of $450.4 million for the same period in 2002. This change was primarily due to a lower repayment of debt, partially offset by lower issuances of long-term debt compared to the same period in 2002.

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

        The factors that credit-rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, and the amount of debt as a component of total capitalization. All Constellation Energy and BGE credit ratings have stable outlooks. At the date of this report, our credit ratings were as follows:

	Standard & Poor's Rating Group	Moody's Investors Service	Fitch- Ratings

Constellation Energy
Commercial Paper	A-2	P-2	F-2
Senior Unsecured Debt	BBB+	Baa1	A-
BGE
Commercial Paper	A-2	P-1	F-1
Mortgage Bonds	A	A1	A+
Senior Unsecured Debt	BBB+	A2	A
Trust Originated Preferred Securities and Preference Stock	BBB	Baa1	A-

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

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At June 30, 2003, we had credit facilities of approximately $1.5 billion as discussed below.

        In June 2003, Constellation Energy arranged a $447.5 million 364-day revolving credit facility and a $447.5 million three-year revolving credit facility replacing a $640 million 364-day revolving credit facility and a $188.5 million three-year revolving credit facility. We use these two new facilities to allow the issuance of commercial paper and letters of credit. We also use the multi-year facility to support letters of credit primarily for our merchant energy business.

        Constellation Energy also has an existing $640 million revolving credit facility available to allow issuance of commercial paper and letters of credit. This facility expires in June 2005. These revolving credit facilities allow the issuance of letters of credit up to approximately $1.1 billion.

        At June 30, 2003, letters of credit that totaled $426.1 million were issued under all of our facilities, which results in approximately $1.1 billion of unused credit facilities. Constellation Energy also has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

BGE

During the second quarter of 2003, certain credit facilities expired and BGE renewed those facilities. BGE continues to maintain $200 million in annual committed credit facilities, expiring August 2003 through June 2004, in order to allow commercial paper to be issued. As of June 30, 2003, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 62.

Calendar Year Estimates	2003	2004

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Steam generators	$55	$—
Environmental controls	15	—
Reactor vessel head replacement	10	25
Continuing requirements (including nuclear fuel)	320	340

Total merchant energy capital requirements	400	365
Other nonregulated capital requirements	60	65

Total nonregulated capital requirements	460	430

Utility Capital Requirements:
Regulated electric	205	205
Regulated gas	60	60

Total utility capital requirements	265	265

Total capital requirements	$725	$695

The table does not include amounts associated with the refinancing of the High Desert Power Project or the capital requirements and financing costs of approximately $40 million for the High Desert Power Project for the six months ended June 30, 2003. We discuss the acquisition of the High Desert Power Project in the Events of 2003 section on page 30.

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
  •
  Continuing requirements, including construction expenditures for improvements to generating plants, nuclear fuel costs, costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania nitrogen oxides (NOx) emissions regulations, and enhancements to our information technology infrastructure. We discuss the NOx regulations and timing of expenditures in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 17.

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

BGE

Funding for utility capital expenditures is expected from internally generated funds. During 2003, we expect our regulated utility business to generate significant cash flow from operations. If necessary, additional funding may be obtained from commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy. BGE also participates in a cash pool administered by Constellation Energy as discussed in the Notes to Consolidated Financial Statements section on page 25.

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

        Our ability to sell or liquidate securities and non-core assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss our remaining non-core assets and market conditions in the Results of Operations—Other Nonregulated Businesses section on page 52.

Committed Amounts

Our total contractual and contingent obligations as of June 30, 2003 are shown in the following table:

	Payments/Expiration
	2003	2004- 2005	2006- 2007	There- after	Total

	(In millions)
Contractual Obligations
Short-term borrowings	$11.4	$—	$—	$—	$11.4
Nonregulated long-term debt[1]	4.1	315.8	620.8	2,756.1	3,696.8
BGE long-term debt[1]	304.3	194.7	591.3	859.4	1,949.7
BGE preference stock	—	—	—	190.0	190.0
Fuel and transportation[2]	264.0	384.4	159.9	74.3	882.6
Purchased capacity and energy[3]	680.2	1,120.1	393.5	245.2	2,439.0
Operating leases	11.2	39.4	34.5	145.9	231.0
Capital and other commitments[4]	26.7	45.8	40.0	309.3	421.8

Total contractual obligations	$1,301.9	$2,100.2	$1,840.0	$4,580.2	$9,822.3

Contingent Obligations
Letters of credit	$332.1	$94.0	$—	$—	$426.1
Guarantees – competitive supply[5]	2,209.9	794.9	50.8	220.8	3,276.4
Other guarantees, net[6]	6.7	6.0	2.9	246.5	262.1

Total contingent obligations	$2,548.7	$894.9	$53.7	$467.3	$3,964.6

Total obligations	$3,850.6	$2,995.1	$1,893.7	$5,047.5	$13,786.9

1
Amounts reflected in long-term debt maturities do not include $394.3 million investors may require us to repay early through put options and remarketing features.
2
We have recorded approximately $3.3 million of liabilities related to fuel and transportation obligations at June 30, 2003 in our Consolidated Balance Sheets.
3
Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including the fixed payment portions related to capacity payments under tolling contracts that were previously included in mark-to-market energy assets and liabilities prior to EITF 02-3. We have recorded approximately $72.4 million of liabilities related to purchased capacity and energy obligations at June 30, 2003 in our Consolidated Balance Sheets.
4
Amounts related to capital expenditures are included for applicable years in our capital requirements table.
5
While the face amount of these guarantees is $3,276.4 million, we do not expect to fund the full amount as our calculation of the fair value of obligations covered by these guarantees was $787.1 million at June 30, 2003.
6
Other guarantees in the above table are shown net of liabilities recorded at June 30, 2003 in our Consolidated Balance Sheets.

        While we included our contingent obligations in the table above, these amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees for our subsidiaries. We do not expect to fund the full amounts under the letters of credit and guarantees. Specifically, the $3,276.4 million guarantees—competitive supply represent the face amount of these guarantees. However, we do not expect to fund the full amount, as our calculation of the fair value of obligations covered by these guarantees was $787.1 million at June 30, 2003.

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

Credit Ratings Downgraded	Level Below Current Rating	Incremental Obligations	Cumulative Obligations

		(In millions)
BBB/Baa2	1	$30	$30
BBB-/Baa3	2	128	158
Below investment grade	3	579	737

         At June 30, 2003, we had approximately $1.3 billion of unused credit facilities and $751.0 million of cash available to meet these potential requirements. However, based on market conditions and contractual obligations at the time of such a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, and which could be material.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2003, the debt to capitalization ratios as defined in the credit agreements were no greater than 58%.

        A BGE credit facility of $50.0 million that expires in August 2003 requires BGE to maintain a ratio of debt to capitalization equal to or less than 70%. At June 30, 2003, the debt to capitalization ratio for BGE as defined in the credit agreement was 54%. At June 30, 2003, no amount is outstanding under this facility.

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

        You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 17 and in our 2002 Annual Report on Form 10-K in Item 1. Business—Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements beginning on page 21.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  financing activities and SFAS No. 133 hedging activities sections in the Notes to Consolidated Financial Statements beginning on page 15,

  •
  activities of our origination and risk management operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 38, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 32.

Item 4. Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Constellation Energy or BGE have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The principal executive officers and principal financial officer of both Constellation Energy and BGE have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's and BGE's disclosure controls and procedures are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information relating to Constellation Energy and BGE that is required to be included in Constellation Energy's and BGE's periodic filings under the Exchange Act.

        During the fiscal quarter covered by this quarterly report, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

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

Mercury Poisoning

Beginning in September 2002, BGE, Constellation Energy, and several other defendants have been involved in numerous actions alleging mercury poisoning from several sources, including coal plants formerly owned by BGE. The plants are now owned by a subsidiary of Constellation Energy. In addition to BGE and Constellation Energy, approximately 11 other defendants, consisting of pharmaceutical companies, manufacturers of vaccines and manufacturers of Thimerosal have been sued. Approximately 50 cases have been filed to date in the Circuit Court for Baltimore City, with each case seeking $90 million in damages from the group of defendants. In a recent ruling applicable to all but one of the cases, the Circuit Court for Baltimore City dismissed with prejudice, all claims against BGE and Constellation Energy and entered a stay of the proceedings as they relate to other Defendants. The one case that was not dismissed was filed subsequent to the dismissal. Plaintiffs' appeal rights do not expire until the cases are finally concluded as to all Defendants. At this time no discovery has occurred. We believe that we have meritorious defenses to all of the cases and intend to defend the action vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

Employment Discrimination

Miller, et. al v. Baltimore Gas and Electric Company, et al.—This action was filed on September 20, 2000 in the U.S. District Court for the District of Maryland. Besides BGE, Constellation Energy Group, Constellation Nuclear, and Calvert Cliffs Nuclear Power Plant are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. The Court scheduled a briefing process for the motion to certify the case as a class action suit. The briefing process is scheduled to end in October 2003. We do not believe class certification is appropriate and we further believe that we have meritorious defenses to the underlying claims and intend to defend the action vigorously. However, we cannot predict the timing, or outcome, of the action or its possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE has been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

        The first type is direct claims by individuals exposed to asbestos. BGE is involved in these claims with approximately 70 other defendants. Approximately 575 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims are currently pending in state courts in Maryland and Pennsylvania. BGE does not know the specific facts necessary to estimate its potential liability for these claims. The specific facts BGE does not know include:

  •
  the identity of BGE's facilities at which the plaintiffs allegedly worked as contractors,
  •
  the names of the plaintiff's employers,
  •
  the date on which the exposure allegedly occurred, and
  •
  the facts and circumstances relating to the alleged exposure.

        To date, 129 asbestos cases were dismissed or resolved for amounts that were not significant. Approximately 235 cases are scheduled for trial in 2003-2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2003, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

  1.
  All of the Directors nominated by Constellation Energy Group were elected as follows:

	COMMON SHARES CAST:
	For	Against	Abstain
Douglas L. Becker	146,589,146	900,026	3,140,416
Frank P. Bramble, Sr.	138,644,627	8,844,545	3,140,416
Edward A. Crooke	145,815,032	1,674,140	3,140,416
Mayo A. Shattuck III	146,443,106	1,046,066	3,140,416
Michael D. Sullivan	146,474,815	1,014,357	3,140,416

    All other directors whose term of office continued after the date of this meeting are:

James T. Brady

James R. Curtiss

Roger W. Gale

Dr. Freeman A. Hrabowski, III

Edward J. Kelly, III

Nancy Lampton

Robert J. Lawless

  2.
  The ratification of PricewaterhouseCoopers LLP as independent accountants was approved. With respect to holders of common stock, the number of affirmative votes cast was 144,430,204, the number of votes cast against was 4,768,079, and the number of abstentions was 1,612,285.

  3.
  The proposal concerning performance-based stock option grants was defeated. With respect to holders of common stock, the number of affirmative votes cast was 17,144,856, the number of votes cast against was 109,482,824, and the number of abstentions was 3,771,420.

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

        Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10 (a)	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated.
	Exhibit 10 (b)	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated
	Exhibit 10 (c)	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated.
	Exhibit 10 (d)	Grantor Trust Agreement Dated as of April 25, 2003 between Constellation Energy Group, Inc. and Citibank, N.A.
	Exhibit 10 (e)	Grantor Trust Agreement dated as of April 25, 2003 between Constellation Energy Group, Inc. and T. Rowe Price Trust Company.
	Exhibit 10 (f)	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated.
	Exhibit 10 (g)	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated.
	Exhibit 10 (h)	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated.
	Exhibit 10 (i)	Constellation Energy Group, Inc. 2002 Executive Annual Incentive Plan, as amended and restated.
	Exhibit 10 (j)	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated.
	Exhibit 10 (k)	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated.
	Exhibit 10 (l)	Consent to Assignment and Assumption Agreement by and among Allegheny Energy Supply, LLC and Baltimore Gas and Electric Company and Constellation Power Source, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
	Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
	Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
	Exhibit No. 31(a)	Rule 13a-14(a)/15(d)-14(a) Certification
	Exhibit No. 31(b)	Rule 13a-14(a)/15(d)-14(a) Certification
	Exhibit No. 31(c)	Rule 13a-14(a)/15(d)-14(a) Certification
	Exhibit No. 31(d)	Rule 13a-14(a)/15(d)-14(a) Certification
	Exhibit No. 32(a)	Section 1350 Certification
	Exhibit No. 32(b)	Section 1350 Certification
	Exhibit No. 32(c)	Section 1350 Certification
	Exhibit No. 32(d)	Section 1350 Certification

        (b) Reports on Form 8-K for the quarter ended June 30, 2003:

Date	Item Reported
April 24, 2003	Item 7. Financial Statements and Exhibits
Item 12. Results of Operations and Financial Condition
April 30, 2003	Item 7. Financial Statements and Exhibits
Item 12. Results of Operations and Financial Condition
May 22, 2003	Item 5. Other Events
Item 7. Financial Statements and Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: August 13, 2003	/s/	E. FOLLIN SMITH
E. Follin Smith, Senior Vice President on behalf of each Registrant and as Principal Financial Officer of each Registrant