Form 10-Q
period 2004-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2004-11-08
CIK 9466, 1004440

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

         Common Stock, without par value 175,852,525 shares outstanding of
Constellation Energy Group, Inc. on October 29, 2004.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,777.9	$1,940.0	$7,216.5	$5,173.8
Regulated electric revenues	582.0	582.3	1,543.6	1,505.5
Regulated gas revenues	74.6	78.3	504.0	514.0

Total revenues	3,434.5	2,600.6	9,264.1	7,193.3
Expenses
Operating expenses	2,808.8	2,012.6	7,806.0	5,834.1
Impairment losses and other costs	1.1	—	3.7	—
Workforce reduction costs	—	0.7	—	2.1
Depreciation and amortization	138.4	127.7	391.6	355.6
Accretion of asset retirement obligations	14.5	10.7	38.1	32.0
Taxes other than income taxes	67.7	61.8	195.0	191.7

Total expenses	3,030.5	2,213.5	8,434.4	6,415.5
Net (Loss) Gain on Sales of Investments and Other Assets	(7.5)	2.1	(1.6)	16.3

Income from Operations	396.5	389.2	828.1	794.1
Other (Expense) Income	(2.7)	4.5	7.6	19.3
Fixed Charges
Interest expense	80.7	85.3	249.0	251.2
Interest capitalized and allowance for borrowed funds used during construction	(2.3)	(2.3)	(8.1)	(9.5)
BGE preference stock dividends	3.3	3.3	9.9	9.9

Total fixed charges	81.7	86.3	250.8	251.6

Income from Continuing Operations Before Income Taxes	312.1	307.4	584.9	561.8
Income Taxes	101.5	114.5	130.9	205.1

Income from Continuing Operations and Before
Cumulative Effects of Changes in Accounting Principles	210.6	192.9	454.0	356.7
Loss from discontinued operations, net of income taxes of $0.1 and $26.5, respectively	(0.2)	—	(49.2)	—
Cumulative effects of changes in accounting principles, net of income taxes of $119.5	—	—	—	(198.4)

Net Income	$210.4	$192.9	$404.8	$158.3

Earnings Applicable to Common Stock	$210.4	$192.9	$404.8	$158.3

Average Shares of Common Stock Outstanding—Basic	175.5	167.0	170.7	165.9
Average Shares of Common Stock Outstanding—Diluted	176.4	167.7	171.8	166.2
Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles—Basic	$1.20	$1.16	$2.66	$2.15
Loss from discontinued operations—Basic	—	—	(0.29)	—
Cumulative effects of changes in accounting principles—Basic	—	—	—	(1.20)

Earnings Per Common Share—Basic	$1.20	$1.16	$2.37	$0.95

Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles—Diluted	$1.19	$1.15	$2.64	$2.15
Loss from discontinued operations—Diluted	—	—	(0.28)	—
Cumulative effects of changes in accounting principles—Diluted	—	—	—	(1.20)

Earnings Per Common Share—Diluted	$1.19	$1.15	$2.36	$0.95

Dividends Declared Per Common Share	$0.285	$0.260	$0.855	$0.780

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Net Income	$210.4	$192.9	$404.8	$158.3
Other comprehensive income (OCI)
Reclassification of net losses on securities from OCI to net income, net of taxes	2.6	0.8	2.3	0.5
Reclassification of net gains on hedging instruments from OCI to net income, net of taxes	(111.0)	(15.2)	(180.2)	(24.9)
Net unrealized gains (losses) on hedging instruments, net of taxes	88.0	(48.3)	286.8	(40.8)
Net unrealized (losses) gains on securities, net of taxes	(1.2)	6.9	12.8	21.7

Comprehensive Income	$188.8	$137.1	$526.5	$114.8

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2004*	December 31, 2003

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$528.9	$721.3
Accounts receivable (net of allowance for uncollectibles of $41.6 and $51.7, respectively)	1,392.8	1,563.0
Mark-to-market energy assets	568.8	488.3
Risk management assets	594.9	249.5
Materials and supplies	201.4	203.2
Fuel stocks	327.5	196.8
Other	236.7	221.4

Total current assets	3,851.0	3,643.5

Investments and Other Assets
Nuclear decommissioning trust funds	986.8	736.1
Investments in qualifying facilities and power projects	326.8	332.6
Mark-to-market energy assets	412.1	261.9
Risk management assets	341.2	158.4
Goodwill	142.5	144.0
Other	289.6	343.8

Total investments and other assets	2,499.0	1,976.8

Property, Plant and Equipment
Nonregulated property, plant and equipment	8,600.4	8,110.0
Regulated property, plant and equipment	5,381.5	5,266.7
Nuclear fuel (net of amortization)	232.6	202.9
Accumulated depreciation	(4,191.7)	(3,978.1)

Net property, plant and equipment	10,022.8	9,601.5

Deferred Charges
Regulatory assets (net)	206.6	229.5
Other	157.0	149.6

Total deferred charges	363.6	379.1

Total Assets	$16,736.4	$15,600.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2004*	December 31, 2003

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1.5	$9.6
Current portion of long-term debt	528.7	343.2
Accounts payable	849.0	1,149.2
Customer deposits and collateral	187.4	194.5
Mark-to-market energy liabilities	578.1	474.6
Risk management liabilities	174.8	134.6
Other	572.0	552.2

Total current liabilities	2,891.5	2,857.9

Deferred Credits and Other Liabilities
Deferred income taxes	1,490.3	1,384.4
Asset retirement obligations	809.5	595.9
Mark-to-market energy liabilities	355.2	258.0
Risk management liabilities	505.9	170.1
Postretirement and postemployment benefits	375.5	361.8
Net pension liability	196.5	225.7
Deferred investment tax credits	73.0	78.4
Other	172.5	185.6

Total deferred credits and other liabilities	3,978.4	3,259.9

Long-term Debt
Long-term debt of Constellation Energy	3,367.1	3,350.0
Long-term debt of nonregulated businesses	380.0	389.2
First refunding mortgage bonds of BGE	346.3	476.1
Other long-term debt of BGE	919.6	919.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(11.2)	(10.2)
Current portion of long-term debt	(528.7)	(343.2)

Total long-term debt	4,730.8	5,039.2

Minority Interests	125.4	113.4
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,478.6	2,179.8
Retained earnings	2,341.2	2,081.9
Accumulated other comprehensive income (loss)	0.5	(121.2)

Total common shareholders' equity	4,820.3	4,140.5

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$16,736.4	$15,600.9

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Nine Months Ended September 30,	2004	2003

	(In millions)
Cash Flows From Operating Activities
Net income	$404.8	$158.3
Adjustments to reconcile to net cash provided by operating activities
Loss from discontinued operations	49.2	—
Cumulative effects of changes in accounting principles	—	198.4
Depreciation and amortization	487.3	446.6
Accretion of asset retirement obligations	38.1	32.0
Deferred income taxes	96.3	70.6
Investment tax credit adjustments	(5.4)	(5.5)
Deferred fuel costs	10.8	(10.9)
Pension and postemployment benefits	(8.8)	(76.0)
Net loss (gain) on sales of investments and other assets	1.6	(16.3)
Impairment losses and other costs	3.7	—
Workforce reduction costs	—	2.1
Equity in earnings of affiliates less than dividends received	17.3	24.5
Changes in
Accounts receivable	199.4	(544.6)
Mark-to-market energy assets and liabilities	(23.6)	21.8
Risk management assets and liabilities	(17.4)	(23.7)
Materials, supplies and fuel stocks	(138.7)	(42.3)
Other current assets	(30.7)	(56.3)
Accounts payable	(308.1)	292.6
Other current liabilities	(9.4)	158.2
Other	(17.3)	(67.2)

Net cash provided by operating activities	749.1	562.3

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(496.4)	(466.2)
Acquisitions, net of cash acquired	(457.0)	(517.3)
Contributions to nuclear decommissioning trust funds	(17.7)	(13.2)
Proceeds from sale of discontinued operations	72.7	—
Sales of investments and other assets	29.6	124.3
Other investments	(16.3)	(91.4)

Net cash used in investing activities	(885.1)	(963.8)

Cash Flows From Financing Activities
Net maturity of short-term borrowings	(8.1)	(0.1)
Proceeds from issuance of
Common stock	271.7	62.0
Long-term debt	—	740.6
Repayment of long-term debt	(180.4)	(456.1)
Common stock dividends paid	(139.7)	(125.7)
Other	0.1	(11.1)

Net cash (used in) provided by financing activities	(56.4)	209.6

Net Decrease in Cash and Cash Equivalents	(192.4)	(191.9)
Cash and Cash Equivalents at Beginning of Period	721.3	615.0

Cash and Cash Equivalents at End of Period	$528.9	$423.1

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues
Electric revenues	$582.0	$582.3	$1,543.6	$1,505.6
Gas revenues	75.3	81.0	507.4	524.5

Total revenues	657.3	663.3	2,051.0	2,030.1
Expenses
Operating expenses
Electricity purchased for resale	338.4	345.7	833.1	826.5
Gas purchased for resale	31.6	30.1	307.1	319.5
Operations and maintenance	107.9	130.6	312.3	299.4
Workforce reduction costs	—	0.2	—	0.7
Depreciation and amortization	61.3	57.5	181.9	169.3
Taxes other than income taxes	41.0	36.4	124.1	118.1

Total expenses	580.2	600.5	1,758.5	1,733.5

Income from Operations	77.1	62.8	292.5	296.6
Other (Expense) Income	(3.2)	1.2	(2.2)	2.2
Fixed Charges
Interest expense	23.9	26.6	73.6	85.6
Allowance for borrowed funds used during construction	(0.2)	(0.3)	(0.7)	(1.3)

Total fixed charges	23.7	26.3	72.9	84.3

Income Before Income Taxes	50.2	37.7	217.4	214.5
Income Taxes	18.8	13.8	84.8	83.8

Net Income	31.4	23.9	132.6	130.7
Preference Stock Dividends	3.3	3.3	9.9	9.9

Earnings Applicable to Common Stock	$28.1	$20.6	$122.7	$120.8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Net Income	$28.1	$20.6	$122.7	$120.8
Other comprehensive income
Reclassification of unrealized gain on hedging instruments from OCI to net income, net of taxes	—	—	(0.1)	—
Unrealized gain on hedging instruments, net of taxes	—	—	—	0.8

Comprehensive Income	$28.1	$20.6	$122.6	$121.6

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2004*	December 31, 2003

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$9.9	$11.0
Accounts receivable (net of allowance for uncollectibles of $12.9 and $10.7, respectively)	332.4	354.8
Investment in cash pool, affiliated company	—	230.2
Accounts receivable, affiliated companies	52.3	4.5
Fuel stocks	103.3	62.8
Materials and supplies	34.9	29.9
Prepaid taxes other than income taxes	66.3	42.8
Other	11.0	9.9

Total current assets	610.1	745.9

Investments and Other Assets
Receivable, affiliated company	154.2	131.6
Other	88.0	90.4

Total other assets	242.2	222.0

Utility Plant
Plant in service
Electric	3,712.2	3,599.3
Gas	1,080.6	1,064.7
Common	485.3	467.7

Total plant in service	5,278.1	5,131.7
Accumulated depreciation	(1,905.6)	(1,807.7)

Net plant in service	3,372.5	3,324.0
Construction work in progress	98.2	130.5
Plant held for future use	5.2	4.5

Net utility plant	3,475.9	3,459.0

Deferred Charges
Regulatory assets (net)	206.6	229.5
Other	48.5	50.2

Total deferred charges	255.1	279.7

Total Assets	$4,583.3	$4,706.6

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2004*	December 31, 2003

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$217.9	$330.6
Accounts payable	102.8	111.2
Borrowing from cash pool, affiliated company	73.5	—
Accounts payable, affiliated companies	111.5	151.7
Customer deposits	62.9	59.7
Accrued taxes	13.3	33.0
Accrued interest	31.3	22.3
Other	28.4	43.3

Total current liabilities	641.6	751.8

Deferred Credits and Other Liabilities
Deferred income taxes	613.4	585.8
Postretirement and postemployment benefits	280.7	279.2
Other	40.8	49.5

Total deferred credits and other liabilities	934.9	914.5

Long-term Debt
First refunding mortgage bonds of BGE	346.3	476.1
Other long-term debt of BGE	919.6	919.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(3.4)	(4.1)
Current portion of long-term debt	(217.9)	(330.6)

Total long-term debt	1,327.3	1,343.7

Minority Interest	18.8	18.9
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	557.8	574.7
Accumulated other comprehensive income	0.7	0.8

Total common shareholder's equity	1,470.7	1,487.7

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$4,583.3	$4,706.6

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Nine Months Ended September 30,	2004	2003

	(In millions)
Cash Flows From Operating Activities
Net income	$132.6	$130.7
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	187.9	175.1
Deferred income taxes	28.9	33.9
Investment tax credit adjustments	(1.4)	(1.4)
Deferred fuel costs	10.8	(10.9)
Pension and postemployment benefits	(18.7)	(61.3)
Workforce reduction costs	—	0.7
Allowance for equity funds used during construction	(1.4)	(2.3)
Changes in
Accounts receivable	22.4	16.3
Receivables, affiliated companies	(47.8)	128.8
Materials, supplies, and fuel stocks	(45.5)	(50.1)
Other current assets	(24.6)	(27.6)
Accounts payable	(8.4)	(24.4)
Accounts payable, affiliated companies	(40.2)	56.4
Other current liabilities	(22.4)	60.9
Other	(19.8)	(17.2)

Net cash provided by operating activities	152.4	407.6

Cash Flows From Investing Activities
Utility construction expenditures (excluding allowance for funds used during construction)	(185.4)	(187.3)
Change in cash pool at parent	303.7	134.6
Sales of investments and other assets	4.9	—
Other	2.7	(0.9)

Net cash provided by (used in) investing activities	125.9	(53.6)

Cash Flows From Financing Activities
Distribution to parent	(139.7)	(81.3)
Proceeds from issuance of long-term debt	—	196.8
Repayment of long-term debt	(129.8)	(460.4)
Preference stock dividends paid	(9.9)	(9.9)
Other	—	1.2

Net cash used in financing activities	(279.4)	(353.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(1.1)	0.4
Cash and Cash Equivalents at Beginning of Period	11.0	10.2

Cash and Cash Equivalents at End of Period	$9.9	$10.6

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

        Our common stock equivalent shares, consisting of stock options, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Dilutive	0.9	0.7	1.1	0.3
Not dilutive — excluded from diluted EPS	1.5	—	1.2	2.8

Stock-Based Compensation

Under our long-term incentive plans, we granted stock options, performance-based stock units, performance-based restricted stock, service-based restricted stock units, service-based restricted stock, and equity to officers, key employees, and members of the Board of Directors. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we measure our stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We discuss these plans and accounting further in Note 14 of our 2003 Annual Report on Form 10-K.

        The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock options and stock awards in each period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions, except per share amounts)
Net income, as reported	$210.4	$192.9	$404.8	$158.3
Add: Stock-based compensation expense determined under intrinsic value method and included in reported net income, net of related tax effects	3.7	3.8	9.0	7.9
Deduct: Stock-based compensation expense expense determined under fair value determined under fair value based method for all awards, net of related tax effects	(5.9)	(5.9)	(14.8)	(14.4)

Pro-forma net income	$208.2	$190.8	$399.0	$151.8

Earnings per share:
Basic — as reported	$1.20	$1.16	$2.37	$0.95
Basic — pro forma	$1.19	$1.14	$2.34	$0.91
Diluted — as reported	$1.19	$1.15	$2.36	$0.95
Diluted — pro forma	$1.18	$1.14	$2.32	$0.91

Impairment Losses and Other Costs

In the second quarter of 2004, our other nonregulated businesses recognized an impairment loss of $2.6 million pre-tax, or $1.6 million after-tax, related to an other than temporary decline in fair value of one of our financial investments.

        In the third quarter of 2004, our other nonregulated businesses recognized an impairment loss of $1.1 million pre-tax, or $0.7 million after-tax, related to an other than temporary decline in fair value of one of our financial investments.

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

        The change in our "Asset retirement obligations" liability during 2004 was as follows:

(In millions)
Liability at January 1, 2004	$595.9
Accretion expense	38.1
Liabilities incurred	177.5
Other	(2.0)
Liabilities settled	—
Revisions to cash flows	—

Liability at September 30, 2004	$809.5

        "Liabilities incurred" in the table above primarily reflects the asset retirement obligation recorded in connection with our acquisition of the R.E. Ginna Nuclear Power Plant (Ginna). We discuss the acquisition of Ginna in more detail in the Acquisition of Ginna section on the next page. "Other" in the table above represents the asset retirement obligation associated with our geothermal facility in Hawaii that was sold during the quarter ended June 30, 2004. At the time of the sale, the asset retirement obligation was transferred to the buyer of the geothermal facility. We discuss the sale of the geothermal facility in more detail in the Loss from Discontinued Operations section below.

Net Gain or Loss on Sales of Investments and Other Assets

2004

During the nine months ended September 30, 2004, our other nonregulated businesses recognized a $1.6 million pre-tax, or $0.9 million after-tax, net loss on the sale of non-core assets as follows:

  •
  a $1.1 million pre-tax gain in the first quarter on an installment sale of real estate,
  •
  a $0.4 million pre-tax gain in the first quarter on the sale of a financial investment,
  •
  a $3.3 million pre-tax gain in the second quarter on the sale of a financial investment,
  •
  a $1.1 million pre-tax gain in the second quarter on the sale of real estate, and
  •
  a $7.5 million pre-tax loss in the third quarter on the sale of a financial investment.

2003

During the nine months ended September 30, 2003, our other nonregulated businesses recognized a $16.3 million pre-tax, or $9.9 million after-tax, gain on the sale of non-core assets as follows:

  •
  a $7.2 million pre-tax gain in the first quarter of 2003 on the sale of an oil tanker to the U.S. Navy,
  •
  a $5.3 million pre-tax gain in the first quarter of 2003 on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001,
  •
  a $1.2 million pre-tax gain in the first quarter of 2003 on an installment sale of real estate,
  •
  a $0.5 million pre-tax gain in the second quarter of 2003 on the sale of financial investments,
  •
  a $1.5 million pre-tax gain during the third quarter from the sale of two parcels of real estate, and
  •
  a $0.6 million pre-tax gain during the third quarter on the sale of financial investments.

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

        We recorded a loss on sale of $0.3 million pre-tax, or $0.2 million after-tax, during the quarter ended September 30, 2004 and a loss on sale of $77.8 million pre-tax, or $50.5 million after-tax, during the nine months ended September 30, 2004. We reported the after-tax loss on sale as a component of "Loss from discontinued operations" in our Consolidated Statements of Income. Additionally, we recognized earnings from the facility prior to sale of $2.1 million pre-tax, or $1.3 million after-tax, for the nine months ended September 30, 2004 as a component of "Loss from discontinued operations." The sale is reflected in our Merchant Energy Business reportable segment.

        We have not reclassified the prior year results of operations, which were reported under the equity method as "Nonregulated revenues," because we believe that reclassification of immaterial prior period results would be less useful than consistent reporting of prior year amounts. The facility had a $4.0 million net loss, including a $1.1 million cumulative effect of change in accounting principle for the adoption of SFAS No. 143, during the nine months ended September 30, 2003.

Acquisition of Ginna

On June 10, 2004, we completed our purchase of the R. E. Ginna nuclear facility (Ginna) which is located in Ontario, New York from Rochester Gas & Electric Corporation (RG&E). Ginna consists of a 495 megawatt single-unit pressurized water reactor that entered service in 1970 and is licensed to operate until 2029.

        We purchased 100 percent of Ginna for $457.0 million including direct costs associated with the acquisition, of which $430.0 million was paid in cash at closing and the remaining $27.0 million was paid in the third quarter of 2004. RG&E also transferred to us $200.5 million in decommissioning funds.

        We will sell 90 percent of Ginna's output back to RG&E at an average price of nearly $44 per megawatt-hour until June 2014 under a unit contingent power purchase agreement (if the output is not available because the plant is not operating, there is no requirement to provide output from other sources). The acquisition of Ginna was immediately accretive to earnings.

        We accounted for this transaction as an asset acquisition and included Ginna in our Merchant Energy Business reportable segment. Our purchase price allocation for the net assets acquired is as follows:

Ginna Net Assets Acquired

At June 10, 2004

(In millions)
Current assets	$27.9
Nuclear decommissioning trust fund	200.5
Nuclear fuel	14.5
Net property, plant and equipment	382.8
Intangible assets (details below)	38.8
Other assets	123.9

Total assets acquired	788.4
Current liabilities	20.8
Asset retirement obligations	177.3
Deferred credits and other liabilities	133.3

Net assets acquired	$457.0

        The intangible assets acquired consist of the following:

Description	Amount	Weighted- Average Useful Life

	(In millions)	(In years)
Operating procedures and manuals	$26.1	25
Permits and licenses	8.5	25
Software	4.2	5

Total intangible assets	$38.8

Information by Operating Segment

Our reportable operating segments are—Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our nonregulated merchant energy business includes:
  –
  fossil, nuclear, and hydroelectric generating facilities and interests in qualifying facilities, fuel processing facilities, and power projects in the United States,
  –
  our competitive supply activities which include:
  –
  origination of structured transactions (such as load-serving and power purchase agreements), and risk management services (including hedging of output from generating facilities and fuel costs) to various customers, and

      –
      electric and gas retail energy services to commercial and industrial customers, and
    –
    generation and consulting services.
  •
  Our regulated electric business purchases, transmits, distributes, and sells electricity in central Maryland.
  •
  Our regulated gas business purchases, transports, and sells natural gas in central Maryland.

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

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

	(In millions)
For the three months ended September 30,
2004
Unaffiliated revenues	$2,669.7	$582.0	$74.6	$108.2	$—	$3,434.5
Intersegment revenues	282.4	—	0.7	—	(283.1)	—

Total revenues	2,952.1	582.0	75.3	108.2	(283.1)	3,434.5
Loss from discontinued operations	(0.2)	—	—	—	—	(0.2)
Net income (loss)	188.0	36.8	(8.8)	(5.6)	—	210.4
2003
Unaffiliated revenues	$1,795.7	$582.3	$78.3	$144.3	$—	$2,600.6
Intersegment revenues	377.8	—	2.7	0.2	(380.7)	—

Total revenues	2,173.5	582.3	81.0	144.5	(380.7)	2,600.6
Net income	171.6	18.2	2.4	0.7	—	192.9
For the nine months ended September 30,
2004
Unaffiliated revenues	$6,905.7	$1,543.6	$504.0	$310.8	$—	$9,264.1
Intersegment revenues	799.0	—	3.4	—	(802.4)	—

Total revenues	7,704.7	1,543.6	507.4	310.8	(802.4)	9.264.1
Loss from discontinued operations	(49.2)	—	—	—	—	(49.2)
Net income (loss)	287.7	107.1	15.7	(5.7)	—	404.8
2003
Unaffiliated revenues	$4,730.7	$1,505.5	$514.0	$443.1	$—	$7,193.3
Intersegment revenues	938.5	0.1	10.5	0.2	(949.3)	—

Total revenues	5,669.2	1,505.6	524.5	443.3	(949.3)	7,193.3
Cumulative effects of changes in accounting principles	(198.4)	—	—	—	—	(198.4)
Net income	27.5	89.3	31.9	9.6	—	158.3

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Our Merchant Energy Business segment assets have changed during 2004 due to the acquisition of Ginna and the sale of a geothermal generating facility in Hawaii. We discuss these events in more detail beginning on page 12 of the Notes to the Consolidated Financial Statements.

Pension and Postretirement Benefits

In December 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). This legislation provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to our Medicare eligible retirees.

        We concluded that prescription drug benefits available under our postretirement health care plan are currently "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act. The expected subsidy will offset or reduce our share of the cost of the underlying postretirement prescription drug coverage. The impact of this legislation is to reduce our Accumulated Postretirement Benefit Obligation by $30.6 million and reduce our annual postretirement benefit expense during 2004 by $4.0 million. We recorded a reduction of operating expenses of approximately $3 million as a result of the Act through September 30, 2004, reflecting its impact retroactive to January 1, 2004, in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 106-2—Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, as discussed in the Accounting Standards Adopted section on page 24.

        We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Components of net periodic pension benefit cost
Service cost	$10.1	$8.5	$30.1	$26.9
Interest cost	20.6	20.5	61.7	64.8
Expected return on plan assets	(24.6)	(24.0)	(73.4)	(75.9)
Amortization of unrecognized prior service cost	1.4	1.4	4.3	4.6
Recognized net actuarial loss	3.6	1.2	10.8	3.9
Amount capitalized as construction cost	(1.2)	(0.7)	(3.1)	(2.3)

Net periodic pension benefit cost	$9.9	$6.9	$30.4	$22.0

The amounts shown above do not reflect a settlement charge of $2.8 million recorded in the third quarter of 2004 related to one of our nonqualified plans.

        We made a $50.0 million contribution to our qualified pension plans on January 16, 2004 even though there is no IRS required minimum contribution.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.4	$1.7	$5.3	$5.3
Interest cost	4.7	7.1	18.3	22.4
Amortization of transition obligation	0.4	0.6	1.7	1.8
Recognized net actuarial loss	0.6	1.5	2.5	4.9
Amortization of unrecognized prior service cost	(0.8)	(0.9)	(2.9)	(3.0)
Amount capitalized as construction cost	(1.3)	(2.6)	(5.3)	(7.8)

Net periodic postretirement benefit cost	$5.0	$7.4	$19.6	$23.6

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $6 million in pension benefit payments for our non-qualified pension plans and approximately $28 million for retiree health and life insurance benefit payments during 2004.

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

        In June 2004, Constellation Energy arranged an $800.0 million three-year revolving credit facility and a $300.0 million five-year revolving credit facility replacing a $447.5 million 364-day revolving credit facility which expired in the second quarter of 2004. Constellation Energy also has an existing $640.0 million revolving credit facility expiring in June 2005 and a $447.5 million facility expiring in June 2006.

        We use these facilities to ensure adequate liquidity to support our operations. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. Additionally, we use the facilities to support letters of credit primarily for our merchant energy business.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $2.2 billion. In addition, BGE maintains $200.0 million in credit facilities as discussed below. At September 30, 2004, letters of credit that totaled $761.4 million were issued under our facilities.

        Under our continuous offering program, employee benefit plans, and shareholder investment plans we issued $44.8 million of common stock during the nine months ended September 30, 2004.

        Additionally, on July 1, 2004, we issued 6.0 million shares of common stock for net proceeds of $226.9 million to fund a portion of the acquisition of Ginna.

        In October 2004, we terminated certain loans under other revolving credit agreements of $41.4 million related to our Latin American power distribution project. We replaced these revolving credit agreements with loans under new revolving credit agreements totaling $100.0 million.

BGE

Through the date of this report, certain credit facilities expired and BGE renewed those facilities. BGE continues to maintain $200.0 million in annual committed credit facilities, expiring May 2005 through November 2005, to ensure adequate liquidity to support its operations. We can borrow directly from the banks or use the facilities to allow commercial paper to be issued. As of September 30, 2004, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

        During the third quarter of 2004, BGE called $4.8 million principal amount of its Remarketed Floating Rate Series due September 1, 2006 to satisfy the sinking fund requirement under the First Refunding Mortgage Bond indenture. These bonds were redeemed in whole or in part at the sinking fund call price of 100% of principal amount plus accrued interest from June 1, 2004 to, but not including, August 25, 2004.

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

        As of September 30, 2004, we have recognized cumulative tax benefits associated with Section 29 credits of $180.6 million, of which $21.9 million was recognized during the quarter ended September 30, 2004 and $102.6 million during the nine months ended September 30, 2004.

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

        Our recognition of the Section 29 credits reduced our effective tax rate as detailed in the table below. Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Income before income taxes (excluding BGE preference stock dividends)	$315.4	$310.7	$594.8	$571.7
Statutory federal income tax rate	35%	35%	35%	35%

Income taxes computed at statutory federal rate	110.4	108.7	208.2	200.1
(Decreases) increases in income taxes due to:
Synthetic fuel tax credits (2004)	(21.9)	(8.9)	(66.7)	(26.8)
Synthetic fuel tax credits (2003)*	—	—	(35.9)	—
State income taxes, net of federal tax benefit	12.5	12.6	22.0	28.3
Other	0.5	2.1	3.3	3.5

Total income taxes	$101.5	$114.5	$130.9	$205.1

Effective tax rate	32.2%	36.8%	22.0%	35.9%

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

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At September 30, 2004, the total amount of commitments was $4,502.8 million, which are primarily related to our merchant energy business.

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

Guarantees

The terms of our guarantees are as follows:

	Expiration
	2004	2005- 2006	2007- 2008	Thereafter	Total

	(In millions)
Competitive Supply	$2,884.9	$1,359.5	$305.0	$562.2	$5,111.6
Other	0.3	5.3	—	1,270.0	1,275.6

Total	$2,885.2	$1,364.8	$305.0	$1,832.2	$6,387.2

        At September 30, 2004, Constellation Energy had a total of $6,387.2 million of guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below. These guarantees do not represent incremental obligations and we do not expect to fund the full amount under these guarantees.

  •
  Constellation Energy guaranteed $5,111.6 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial collateral. While the face amount of these guarantees is $5,111.6 million, our calculated fair value of obligations covered by these guarantees was $1,144.7 million at September 30, 2004. If the parent company was required to fund defaulted subsidiary obligations, the total amount at current market prices is $1,144.7 million. The recorded fair value of obligations in our Consolidated Balance Sheets for these guarantees was $674.8 million at September 30, 2004.
  •
  Constellation Energy guaranteed $945.5 million primarily on behalf of our nuclear facilities related to nuclear insurance and decommissioning.
  •
  Constellation Energy guaranteed $41.5 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.0 million was recorded in our Consolidated Balance Sheets at September 30, 2004.
  •
  Our merchant energy business guaranteed $16.4 million for loans and other performance guarantees related to certain power projects in which we have an investment.
  •
  Our other nonregulated businesses guaranteed $8.9 million for performance bonds.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At September 30, 2004, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II, an unconsolidated investment, as discussed in more detail in Note 9 of our 2003 Annual Report on Form 10-K.

        The total recorded fair value of obligations in our Consolidated Balance Sheets was $699.8 million and not the $6.4 billion of total guarantees. We assess the risk of loss from these guarantees to be minimal.

Environmental Matters

We are subject to regulation by various federal, state, and local authorities with regard to:

  •
  air quality,
  •
  water quality, and
  •
  treatment, storage, and disposal of solid and hazardous waste.

Air Quality

The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws impose significant requirements relating to emissions of sulfur dioxide (SO2), nitrogen oxide (NOx), particulate matter, and other pollutants that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of our projects. Various provisions may require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail on the next page.

National Ambient Air Quality Standards

The Environmental Protection Agency (EPA) established new National Ambient Air Quality Standards for very fine particulates and a new eight-hour standard for ozone to replace the existing one-hour standard. In April 2004, the EPA identified the areas that would be in ozone nonattainment under the new eight-hour standard. The affected states have three years to develop and submit plans for compliance. The EPA has also proposed a rule to address the interstate transport of SO2 and NOx emissions from fossil fired plants located primarily in the Eastern United States. While any new standards may require increased controls at some of our fossil generating plants in the future, planning and implementation of unit specific requirements will likely take place over several years. We are unable to estimate the cost of compliance until the states and the EPA have finalized their plans for meeting the standards or finalized the proposed rule.

        We own several generating facilities in Maryland and California, states that have been designated as severe ozone nonattainment areas under the existing one-hour standard. The Clean Air Act requires states to assess fees against every major stationary source of NOx and volatile organic chemicals in severe ozone nonattainment areas if national air quality standards are not achieved by a specified deadline. If implemented, the fee would be assessed based on the magnitude of a source's emissions as compared to its emissions when the area failed to meet the deadline. The exact method of computing these fees has not been established and will depend in part on state implementation regulations that have not been finalized.

        The current deadline for most severe ozone nonattainment areas is 2005, including those in which our generating facilities are located. Assessment of fees would commence in 2006 if the current effective date is maintained. However, there is significant uncertainty regarding the date when fees would be assessed, if they are assessed, in light of the EPA's designation of nonattainment areas under the new eight-hour ozone nonattainment standard, as well as its recent decision to reconsider, in part, its planned rescission of the existing one-hour nonattainment standard. Consequently, we are unable to estimate the ultimate timing or financial impact of the fees in light of the uncertainty surrounding the effective date and the methodology that will be used in calculating the fees.

New Source Review

The EPA and several states filed suits against a number of coal-fired power plants primarily in Mid-Western and Southern states alleging violations of the Prevention of Significant Deterioration and Non-Attainment provisions of the Clean Air Act's new source review requirements. The EPA requested information relating to modifications made to our Brandon Shores, Crane, and Wagner plants in Baltimore, Maryland. The EPA also sent similar, but narrower, information requests to two of our newer Pennsylvania waste-coal burning plants in which we have an ownership interest. We have responded to the EPA, and as of the date of this report the EPA has taken no further action.

        Based on the level of emissions control that the EPA and states are seeking in these new source review enforcement actions, we believe that material additional costs and penalties could be incurred, and planned capital expenditures could be accelerated, if the EPA was successful in any future actions regarding our facilities.

        On October 27, 2003, the EPA's new source review rule on routine maintenance was published in the Federal Register. The new regulations would establish an equipment replacement cost threshold for determining when major new source review requirements are triggered. Plant owners may spend up to 20% of the replacement value of a generation unit on certain improvements each year without triggering requirements for new pollution controls. An appeal was filed with the United States Court of Appeals delaying the effective date of the rule pending the outcome of the appeal. We cannot predict the timing or outcome of this appeal, or its possible effect on our financial results.

Hazardous Air Emissions

The Clean Air Act requires the EPA to evaluate the public health impacts of hazardous air emissions from electric generating facilities. On December 15, 2003, the EPA proposed to regulate the emissions of mercury from coal-fired facilities and nickel from residual oil-fired facilities. Under the mercury proposal, the EPA has proposed two compliance alternatives, a unit specific standard and a cap and trade program. As proposed, compliance with the unit specific limits would be as early as March 2008 and compliance with the cap and trade program would be by 2010. The nickel emission limits for residual oil-fired facilities would require compliance by March 2008. We believe final regulations could be issued in 2005 and could affect all coal and oil-fired boilers. The cost of compliance with the final regulations could be material.

Global Climate Change

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

Water Quality

Our facilities are subject to a variety of federal and state regulations governing existing and potential water/wastewater and storm water discharges. Under current provisions of the Clean Water Act, existing wastewater discharge permits are renewed every five years, at which time permit effluent limits come under extensive review and can be modified to account for more stringent regulations. In addition, the permits can be modified at any time. Changes to the water discharge permits of our coal or other fuel suppliers due to federal or state initiatives may increase the cost of fuel, which in turn could have a significant impact on our operations.

Water Intake Regulations

On July 9, 2004, EPA published final rules under the Clean Water Act that require cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The final rules require the installation of additional intake screens or other protective measures, as well as extensive site-specific study and monitoring requirements. We currently have six facilities affected by the regulation. The rule allows for a number of compliance options that will be assessed through 2007, following which we will determine our most viable options. Until we determine our most viable option under the final rules, we can not estimate our compliance costs, however the costs associated with the final rules could be material.

Solid and Hazardous Waste

The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the clean-up of certain environmentally contaminated sites. We cannot estimate the clean-up costs for all of these sites.

Metal Bank

In 1997, EPA, under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), issued a Record of Decision (ROD) for the proposed clean-up at the Metal Bank of America site, a metal reclaimer in Philadelphia. We had previously recorded a liability in our Consolidated Balance Sheets for BGE's 15.47% share of probable clean-up costs. Based on current settlement negotiations among the EPA and the potentially responsible parties involved at the site, we do not believe we will incur clean-up costs in excess of the amount recorded as a liability. The EPA and the potentially responsible parties, including BGE, are currently pursuing claims against Metal Bank of America for an equitable share of expected site remediation costs.

68th Street Dump

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List ("NPL"), which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the 68th Street Dump site. In April 2003, EPA re-proposed the 68th Street site to the NPL, but decided not to include the site in its September 2003 update. We and other potentially responsible parties formed the 68th Street Coalition in March 2004, and the coalition has entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. During negotiations under this program, the 68th Street Dump will not be placed on the NPL. At this stage, it is not possible to predict the outcome of those discussions or our share of the liability. However, the costs could have a material effect on our financial results.

Kane and Lombard

The EPA issued its ROD for the Kane and Lombard Drum site located in Baltimore, Maryland on September 30, 2003. The ROD specifies the clean-up plan for the site, consisting of enhanced reductive dechlorination, a soil management plan, and institutional controls. The ROD was consistent with the proposed remedy the EPA released in December 2002. On July 1, 2004, the EPA issued a Special Notice/Demand Letter to BGE and three other potentially responsible parties regarding implementation of the remedy. In response, the potentially responsible parties have proposed negotiations with the EPA regarding the implementation. The total clean-up costs are estimated to be approximately $10 million. We estimate our current share of site-related costs to be 11.1%. Our share of these future costs has not been determined and it may vary from the current estimate. In December 2002, we recorded a liability in our Consolidated Balance Sheets for our share of the clean-up costs that we believe is probable.

Spring Gardens

In late December 1996, BGE signed a consent order with the Maryland Department of the Environment that required BGE to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on the remedial action plans, the costs BGE considers to be probable to remedy the contamination are estimated to total $47 million. BGE recorded these costs as a liability in its Consolidated Balance Sheets and deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Because of the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE recognized by approximately $14 million. Through September 30, 2004, BGE spent approximately $40 million for remediation at this site. BGE also investigated other small sites where gas was manufactured in the past. We do not expect the clean-up costs of the remaining smaller sites to have a material effect on our financial results.

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

Nuclear Property Insurance

Our policies provide $500 million in primary coverage at Calvert Cliffs, Nine Mile Point, and Ginna. In addition, we maintain $2.25 billion of excess coverage at Calvert Cliffs and Nine Mile Point and $1.77 billion of excess coverage at Ginna for property damage, decontamination, and premature decommissioning liability. This coverage currently is purchased through an industry mutual insurance company. If accidents at plants insured by the mutual insurance company cause a shortfall of funds, all policyholders could be assessed, with our share being up to $91.7 million.

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

Accidental Nuclear Outage Insurance

Our policies provide indemnification on a weekly basis for losses resulting from an accidental outage of a nuclear unit. Coverage begins after a 12-week deductible period and continues at 100% of the weekly indemnity limit for 52 weeks and then 80% of the weekly indemnity limit for the next 110 weeks. Our coverage is up to $490.0 million per unit at Calvert Cliffs and Ginna, $420.0 million for Unit 1 of Nine Mile Point, and $401.8 million for Unit 2 of Nine Mile Point. This amount can be reduced by up to $98.0 million per unit at Calvert Cliffs and $84.0 million for Nine Mile Point if an outage of more than one unit is caused by a single insured physical damage loss.

Non-nuclear Property Insurance

Our conventional property insurance provides coverage of $1.0 billion per occurrence for Certified acts of terrorism as defined under the TRIA. Certified acts of terrorism are determined by the Secretary of State and Attorney General of the United States and primarily are based upon the occurrence of significant acts of international terrorism. Our conventional property insurance program also provides coverage for non-certified acts of terrorism up to an annual aggregate limit of $333 million. If a terrorist act occurs at any of our facilities, it could have a significant adverse impact on our financial results.

SFAS No. 133 Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. We discuss our market risk in more detail in the Market Risk section on page 49.

Interest Rates

We use interest rate swaps to manage our interest rate exposures associated with new debt issuances and to optimize the mix of fixed and floating rate debt. The swaps used to manage our exposure prior to the issuance of new debt are designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with gains and losses, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive income" in our Consolidated Balance Sheets, in anticipation of planned financing transactions. We reclassify gains and losses on the hedges from "Accumulated other comprehensive income" into "Interest expense" in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur.

        The swaps used to optimize the mix of fixed and floating rate debt are designated as fair value hedges under SFAS No. 133. We record any gains or losses on swaps that qualify for fair value hedge accounting treatment, as well as changes in the fair value of the debt being hedged, in "Interest expense," and we record any changes in fair value of the swaps and the debt in "Risk management assets and liabilities" and "Long-term debt" in our Consolidated Balance Sheets. In addition, we record the difference between interest on hedged fixed rate debt and floating rate swaps in "Interest expense" in the periods that the swaps settle.

        At September 30, 2004, we have net unrealized pre-tax gains of $19.1 million related to interest rate cash-flow hedges recorded in "Accumulated other comprehensive income." We expect to reclassify $2.9 million of pre-tax net gains on these swap contracts from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months.

        During the third quarter of 2004, to optimize the mix of fixed and floating rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450 million of our fixed rate debt and converted this notional amount of debt to a floating rate. At September 30, 2004, the $17.1 million increase in the fair value of these hedges was recorded, for which there was no hedge ineffectiveness, as an increase in our "Risk management assets" and "Long-term debt."

Commodity Prices

At September 30, 2004, our merchant energy business had designated certain purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2004 through 2011 under SFAS No. 133.

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

        At September 30, 2004, our merchant energy business has net unrealized pre-tax gains of $179.8 million on these hedges recorded in "Accumulated other comprehensive income." We expect to reclassify $390.4 million of net pre-tax gains on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at September 30, 2004. However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2004 due to future changes in market prices.

        We recognized into earnings a pre-tax loss of $7.8 million for the quarter ended September 30, 2004 and a pre-tax loss of $6.5 million for the quarter ended September 30, 2003 related to the ineffective portion of our hedges.

        We recognized into earnings a pre-tax loss of $3.2 million for the nine months ended September 30, 2004 and a pre-tax gain of $2.8 million for the nine months ended September 30, 2003 related to the ineffective portion of our hedges.

Accounting Standards Issued

EITF 03-1

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments, related to measurement and recognition criteria that would have become effective July 1, 2004. In September 2004, the FASB issued FSP EITF 03-1-1 which delayed the implementation of the measurement and recognition criteria until additional implementation guidance could be developed. In accordance with Nuclear Regulatory Commission regulations, we do not manage the day-to-day activities of our nuclear decommissioning trust funds. As a result, a strict interpretation of EITF 03-1 would indicate that we do not have the ability and intent to hold investments whose market value is less than our cost until recovery. If relief from this strict interpretation is not included in the pending FASB implementation guidance, we would be required to record into earnings any decline in market value below the cost of our nuclear decommissioning investments. If this strict interpretation of EITF 03-1 had become effective at September 30, 2004, we would have been required to record a pre-tax charge of approximately $7.5 million. We have approximately $1 billion invested in nuclear decommissioning trust assets. As a result, a one percent decline in all of our investments below book value would result in approximately a $10 million pre-tax charge. We cannot predict the outcome of the implementation guidance; however, the impact could be material to our financial results.

Accounting Standards Adopted

FSP 106-2

In May 2004, the FASB issued FSP 106-2, which addresses accounting and disclosure requirements pertaining to Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP 106-2 is effective July 1, 2004. We discuss the impacts of this standard in the Pension and Postretirement Benefits section on page 15.

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

        We have a significant interest in the following VIEs for which we are not the primary beneficiary:

VIE	Nature of Involvement	Date of Involvement

Power projects and fuel supply entities	Equity investment and guarantees	Prior to 2003
Natural gas producing facility	Volumetric and price swap	July 2003

        The following is summary information about these entities as of September 30, 2004:

(In millions)
Total assets	$307
Total liabilities	165
Our ownership interest	41
Other ownership interests	101
Our maximum exposure to loss	94

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of September 30, 2004 consists of the following:

  •
  the carrying amount of our investment totaling $40 million,
  •
  debt and performance guarantees totaling $13 million, and
  •
  volumetric and price variability of up to $41 million associated with a natural gas producer swap, based on contract volumes and gas prices as of September 30, 2004.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Related Party Transactions—BGE

Income Statement

BGE provides standard offer service to those customers that do not choose an alternate supplier. Our wholesale marketing and risk management operation provided BGE with the energy and capacity required to meet its commercial and industrial standard offer service obligations through June 30, 2004 and provides the energy and capacity required to meet its residential standard offer service obligations through June 30, 2006. Effective July 1, 2004, BGE executed one and two-year contracts for commercial and industrial electric power supply totaling approximately 2,300 megawatts. Our wholesale marketing and risk management operation will supply a significant portion of this electric power supply.

        The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Purchased energy	$281.7	$345.7	$776.2	$826.5

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were $27.9 million for the quarter ended September 30, 2004 compared to $20.1 million for the same period in September 30, 2003 and $70.8 million for the nine months ended September 30, 2004 compared to $54.8 million for the same period in 2003.

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had borrowed $73.5 million at September 30, 2004 and had invested $230.2 million at December 31, 2003 under this arrangement.

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

        Our 2003 Annual Report on Form 10-K includes a detailed discussion of various items impacting our business, our results of operations and financial condition. These include:

  •
  Introduction and Overview section which provides a description of our business segments,
  •
  Strategy section,
  •
  Business Environment section, including how regulation, weather, and other factors affect our business, and
  •
  Critical Accounting Policies section.

        Critical accounting policies are the accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgment. Our critical accounting policies include revenue recognition/mark-to-market accounting, evaluation of assets for impairment and other than temporary decline in value, and asset retirement obligations.

        In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:

  •
  factors which affect our businesses,
  •
  our earnings and costs in the periods presented,
  •
  changes in earnings and costs between periods,
  •
  sources of earnings,
  •
  impact of these factors on our overall financial condition,
  •
  expected future expenditures for capital projects, and
  •
  expected sources of cash for further capital expenditures.

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2004 and 2003. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

        We have organized our discussion and analysis as follows:

  •
  We describe changes to our business environment during the year.
  •
  We highlight significant events that occurred in 2004 that are important to understanding our results of operations and financial condition.
  •
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  •
  We review our financial condition, addressing our sources and uses of cash, security ratings, capital resources, commitments, and liquidity.
  •
  We conclude with a discussion of our exposure to various market risks.

Business Environment

With the shift toward customer choice, competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in Item 1. Description of Business—Merchant Energy Business section and in Item 7. Management's Discussion and Analysis—Business Environment section of our 2003 Annual Report on Form 10-K. Also refer to the Forward Looking Statements section on page 54 and a discussion of our market risks in the Market Risk section on page 49.

        In this section, we discuss in more detail events which have impacted our business during the nine months ended September 30, 2004.

Regulated Electric Competition

All BGE electric customers have the option to purchase electricity from alternate suppliers.

Standard Offer Service

BGE provides fixed price standard offer service for residential customers that do not select an alternative supplier through June 30, 2006. Beginning July 1, 2006, BGE's current obligation to provide fixed price standard offer service to residential customers ends, and all residential customers that receive their electric supply from BGE will be charged market-based standard offer service rates, as discussed in the Standard Offer Service—Provider of Last Resort (POLR) section on the next page.

        BGE provided fixed price standard offer service for most of its commercial and industrial customers through June 30, 2002. The large commercial and industrial customers that did not select an alternative supplier were provided market-based standard offer service through June 30, 2004. BGE provided fixed price standard offer service to its remaining commercial and industrial customers through June 30, 2004. Beginning July 1, 2004, all commercial and industrial customers that receive their electric supply from BGE are charged market-based standard offer service rates, as discussed in the Standard Offer Service—Provider of Last Resort (POLR) section below.

Standard Offer Service—Provider of Last Resort (POLR)

Under the POLR settlement agreement approved by the Maryland Public Service Commission (Maryland PSC), BGE is obligated to provide market-based standard offer service to residential customers from July 1, 2006 through May 31, 2010, and for commercial and industrial customers for one, two or four year periods beyond June 30, 2004, depending on customer load. The POLR rates charged during this time will recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component.

        Bidding to supply BGE's standard offer service to commercial and industrial customers beyond June 30, 2004 occurred through a multi-round competitive bidding process in the first quarter of 2004. As a result, BGE executed one- and two-year contracts for commercial and industrial electric power supply totaling approximately 2,300 megawatts.

        On October 1, 2004, BGE issued requests for proposals to supply standard offer service to commercial and industrial customers beyond May 31, 2005. Bidding on approximately 1,420 megawatts is scheduled to begin in December 2004 and conclude in March 2005.

FERC Regulation

Regional Transmission Organizations and
Standard Market Design

There are a number of proceedings at the Federal Energy Regulatory Commission (FERC) that may affect the transmission revenues of BGE and other transmission owners in PJM Interconnection (PJM). In addition, there are continued market developments both in PJM and in other regions, such as the Mid-West, New York and New England that have the potential to impact our financial results. However, at this time, we cannot predict the outcome of these proceedings or the possible effect on our, or BGE's, financial results.

Other Factors

Our merchant energy business contracts with rail companies to ensure the delivery of coal to our coal-fired generation facilities. The timely delivery of coal together with the maintenance of appropriate levels of inventory is necessary to allow for continued, reliable generation from these facilities. Since the second quarter of 2004, we have experienced delays in deliveries from one of the rail companies that supplies coal to our generating facilities. In response, we have begun to procure coal using an alternative delivery method to meet our contractual load obligations. We discuss the impact on our financial results in the Mid-Atlantic Fleet section on page 33.

Accounting Standards Adopted and Issued

We discuss recently adopted and issued accounting standards in the Notes to Consolidated Financial Statements on page 24.

Events of 2004

Loss from Discontinued Operations

During the second quarter of 2004, we completed the sale of a geothermal facility in Hawaii. We recorded a loss on sale of $0.3 million pre-tax, or $0.2 million after-tax, during the quarter ended September 30, 2004 and a loss on sale of $77.8 million pre-tax, or $50.5 million after-tax, during the nine months ended September 30, 2004. We reported the after-tax loss on sale as a component of "Loss from discontinued operations" in our Consolidated Statements of Income. Additionally, we recognized earnings from the facility prior to sale of $2.1 million pre-tax, or $1.3 million after-tax, for the nine months ended September 30, 2004 as a component of "Loss from discontinued operations." We discuss the loss from discontinued operations in more detail in the Notes to Consolidated Financial Statements on page 12.

Acquisition

On June 10, 2004, we completed our purchase of the R. E. Ginna nuclear facility (Ginna) which is located in Ontario, New York from Rochester Gas & Electric Corporation (RG&E). Ginna consists of a 495 megawatt single-unit pressurized water reactor that entered service in 1970 and is licensed to operate until 2029. We discuss the acquisition further in the Notes to Consolidated Financial Statements on page 13.

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

        As of September 30, 2004, we have recognized cumulative tax benefits associated with Section 29 credits of $180.6 million, of which $21.9 million was recognized during the quarter ended September 30, 2004 and $102.6 million during the nine months ended September 30, 2004. We discuss the synthetic fuel tax credits in more detail in the Notes to Consolidated Financial Statements on page 16.

Impairment of Financial Investment

Our other nonregulated businesses recognized a pre-tax impairment loss of $1.1 million in the third quarter and $3.7 million for the nine months ended September 30, 2004. We discuss our impairments of financial investments in more detail in the Notes to Consolidated Financial Statements on page 11.

Net Loss on Sales of Investments and Other Assets

Our other nonregulated businesses recognized a loss of $7.5 million pre-tax in the third quarter and a loss of $1.6 million pre-tax for the nine months ended September 30, 2004 on the sale of non-core assets. We discuss our net loss on sales of investments and other assets in more detail in the Notes to Consolidated Financial Statements on page 12.

Pension Plan Assets

Our actual return on pension plan assets was 3.5% through September 30, 2004. In addition, we contributed $50 million, or approximately $30 million after-tax, to our pension plans in 2004.

        If pension plan assets earned 2.25% during the fourth quarter of 2004, or one-fourth of our 9% annual return on pension assets assumption, and the liability discount rate remains unchanged, an after-tax charge to equity of approximately $43 million would be recorded at December 31, 2004 as a result of increasing our additional minimum pension liability. The amount ultimately recorded will be determined by our actual 2004 return on pension plan assets, which depends on the performance of the financial markets during 2004, and our discount rate assumption, which depends on year-end interest rates. As a result, the charge to equity, if any, could be materially different than our current estimate.

Dividend Increase

In January 2004, we announced an increase in our quarterly dividend to 28.5 cents per share on our common stock. This is equivalent to an annual rate of $1.14 per share. Previously, our quarterly dividend on our common stock was 26 cents per share, equivalent to an annual rate of $1.04 per share.

Results of Operations for the Quarter and Nine Months Ended
September 30, 2004 Compared with the Same Periods of 2003

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in other income and expense, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 43.

Overview

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions, after-tax)
Merchant energy	$188.2	$171.6	$336.9	$225.9
Regulated electric	36.8	18.2	107.1	89.3
Regulated gas	(8.8)	2.4	15.7	31.9
Other nonregulated	(5.6)	0.7	(5.7)	9.6

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	210.6	192.9	454.0	356.7
Loss from Discontinued Operations (see Notes)	(0.2)	—	(49.2)	—
Cumulative Effects of Changes in Accounting Principles	—	—	—	(198.4)

Net Income	$210.4	$192.9	$404.8	$158.3

Special Items Included in Operations
Recognition of 2003 synthetic fuel tax credits	$—	$—	$35.9	$—
Net (losses) gains on sale of investments and other assets	(4.6)	1.3	(0.9)	9.9
Impairment losses and other costs	(0.7)	—	(2.3)	—
Workforce reduction costs	—	(0.4)	—	(1.3)

Total Special Items	$(5.3)	$0.9	$32.7	$8.6

Quarter Ended September 30, 2004

Our total net income for the quarter ended September 30, 2004 increased $17.5 million, or $0.04 per share, compared to the same period of 2003 mostly because of the following:

  •
  We had higher earnings from our regulated electric business mostly because of the absence of $31.4 million of incremental operations and maintenance expenses due to distribution service restoration efforts associated with Hurricane Isabel in the third quarter of 2003.
  •
  Our merchant energy business had higher earnings due to the realization of wholesale contracts originated in prior periods, portfolio management, higher sales volumes at NewEnergy, our retail competitive supply operation, and the favorable settlement of a pre-acquisition liability at NewEnergy relating to a bankruptcy proceeding.
  •
  We had higher earnings of $15.7 million from Ginna, which was acquired in June 2004, and from our Nine Mile Point facility that experienced a forced outage during the Northeast Blackout in 2003.
  •
  We had higher earnings of $11.1 million from our South Carolina synfuel facility.

        These increases were partially offset by the following:

  •
  We had higher Sarbanes-Oxley 404 implementation costs, enterprise information systems expenditures, and benefit and other inflationary costs.
  •
  We had lower earnings from our Mid-Atlantic fleet which recognized lower revenue less purchased fuel and energy expenses during the third quarter of 2004 compared to the same period of 2003 due to lower sales prices and higher coal costs.
  •
  We had lower earnings from our regulated gas business primarily due to the absence of a $7.7 million pre-tax market-based rate gas recovery, which had a favorable effect in 2003.
  •
  We had lower earnings of $5.9 million due to a loss on sale of a financial investment in 2004 compared to a gain on sales in 2003.

Nine Months Ended September 30, 2004

Our total net income for the nine months ended September 30, 2004 increased $246.5 million, or $1.41 per share, compared to the same period of 2003 mostly because of the following:

  •
  In 2003, we recorded a $266.1 million after-tax, or $1.61 per share, loss for the cumulative effect of adopting Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This was partially offset by a $67.7 million after-tax, or $0.41 per share, gain for the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. These items had a combined negative impact during the nine months ended September 30, 2003.

  •
  Our merchant energy business had higher earnings of $65.8 million at our South Carolina synfuel facility primarily due to the recognition of tax credits claimed in 2003 and tax credits associated with 2004 production.
  •
  We had higher earnings from our regulated electric business mostly because of the absence of $31.4 million of incremental operations and maintenance expenses due to distribution service restoration efforts associated with Hurricane Isabel in 2003.
  •
  We had higher earnings from our nuclear generating assets due to Ginna and reduced outage days at our Calvert Cliffs nuclear power plant, partially offset by lower earnings at our Nine Mile Point facility primarily associated with lower generation and lower power prices for our output in 2004 compared to 2003.
  •
  We had higher earnings from our merchant energy business mostly due to the realization of wholesale contracts originated in prior periods, portfolio management, a bankruptcy settlement from PG&E at NewEnergy, and a favorable settlement of a pre-acquisition liability at NewEnergy also related to a bankruptcy proceeding.
  •
  We had higher earnings due to lower losses associated with economic hedges that did not qualify for cash-flow hedge accounting treatment in 2003.
  •
  We had higher earnings due to the High Desert Power Project that commenced operations in April 2003.

        These increases were partially offset by the following:

  •
  We recorded a $49.2 million after-tax, or $0.28 per share, loss from discontinued operations.
  •
  We had higher Sarbanes-Oxley 404 implementation costs, enterprise information systems expenditures, and benefit and other inflationary costs.
  •
  We had lower earnings from our Mid-Atlantic fleet which recognized lower revenue less purchased fuel and energy expenses during the nine months ended September 30, 2004 compared to the same period of 2003 due to lower sales prices and higher coal costs.
  •
  We had lower earnings from our regulated gas business mostly because of the absence of a $7.7 million pre-tax market-based rate gas recovery which had a favorable effect in 2003.
  •
  We recognized a gain of $9.9 million after-tax, or $0.06 per share, related to non-core asset sales in the nine months ended September 30, 2003 that had a favorable impact in that period.

        Earnings per share was impacted by additional dilution resulting from the issuance of 6.0 million shares of common stock on July 1, 2004.

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

        We record merchant energy revenues and expenses in our financial results in different periods depending upon which portion of our business they affect. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2003 Annual Report on Form 10-K. We summarize our policies as follows:

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

        Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of our contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our revenues in the Competitive Supply—Mark-to-Market Revenues section on page 34.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

		(In millions)
Revenues	$2,952.1	$2,173.5	$7,704.7	$5,669.2
Fuel and purchased energy expenses	(2,227.4)	(1,542.5)	(6,008.8)	(4,240.5)
Operations and maintenance expenses	(296.2)	(214.5)	(888.0)	(694.5)
Workforce reduction costs	—	(0.5)	—	(1.3)
Depreciation and amortization	(68.3)	(64.7)	(185.4)	(172.2)
Accretion of asset retirement obligations	(14.5)	(10.7)	(38.1)	(32.0)
Taxes other than income taxes	(26.6)	(24.6)	(69.6)	(71.0)

Income from Operations	$319.1	$316.0	$514.8	$457.7

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles (after-tax)	$188.2	$171.6	$336.9	$225.9
Loss from Discontinued Operations (after-tax)	(0.2)	—	(49.2)	—
Cumulative Effects of Changes in Accounting Principles (after-tax)	—	—	—	(198.4)

Net Income	$188.0	$171.6	$287.7	$27.5

Special Items Included in Operations (after-tax)
Recognition of 2003 synthetic fuel tax credits	$—	$—	$35.9	$—
Workforce reduction costs	—	(0.3)	—	(0.8)

Total Special Items	$—	$(0.3)	$35.9	$(0.8)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues and Fuel and Purchased Energy Expenses

Our merchant energy business manages our costs of procuring fuel and energy and revenues we realize from the sale of energy to our customers. The difference between revenues and fuel and purchased energy expenses is the primary driver of the profitability of our merchant energy business. Accordingly, we believe it is appropriate to discuss the operating results of our merchant energy business by analyzing the changes in the relationship between revenues and fuel and purchased energy expenses. In managing our portfolio, we occasionally terminate, restructure, or acquire contracts. Such transactions are within the normal course of managing our portfolio and may materially impact the timing of our recognition of revenues, fuel and purchased energy expenses, and cash flows from operating activities.

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
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation and consulting services.

        We provide a summary of our revenues and fuel and purchased energy expenses as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003

	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Fleet	$701.3		$507.6		$1,557.7		$1,346.1
Plants with Power Purchase Agreements	262.6		206.6		554.9		472.6
Competitive Supply	1,961.9		1,438.0		5,535.2		3,811.6
Other	26.3		21.3		56.9		38.9

Total	$2,952.1		$2,173.5		$7,704.7		$5,669.2

Fuel and purchased energy expenses:
Mid-Atlantic Fleet	$(403.8)		$(189.8)		$(803.5)		$(580.7)
Plants with Power Purchase Agreements	(17.6)		(14.8)		(41.6)		(38.6)
Competitive Supply	(1,806.0)		(1,337.9)		(5,163.7)		(3,621.2)
Other	—		—		—		—

Total	$(2,227.4)		$(1,542.5)		$(6,008.8)		$(4,240.5)

Revenues less fuel and purchased energy expenses:		% of Total		% of Total		% of Total		% of Total
Mid-Atlantic Fleet	$297.5	41%	$317.8	50%	$754.2	44%	$765.4	54%
Plants with Power Purchase Agreements	245.0	34	191.8	30	513.3	30	434.0	30
Competitive Supply	155.9	21	100.1	17	371.5	22	190.4	13
Other	26.3	4	21.3	3	56.9	4	38.9	3

Total	$724.7	100%	$631.0	100%	$1,695.9	100%	$1,428.7	100%

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Mid-Atlantic Fleet

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues	$701.3	$507.6	$1,557.7	$1,346.1
Fuel and purchased energy expenses	(403.8)	(189.8)	(803.5)	(580.7)

Revenues less fuel and purchased energy expenses	$297.5	$317.8	$754.2	$765.4

Revenues

Our merchant energy revenues in the PJM region increased $193.7 million for the three months ended September 30, 2004 compared to the same period of 2003 mostly because of the following:

  •
  a $265.2 million increase resulting from market-based load-serving contracts executed during multi-round competitive bidding load auctions in the first quarter of 2004, which includes load served for BGE, and
  •
  an $86.2 million increase due to a load-serving obligation in New Jersey that began in mid-2003.

        These increases were partially offset by a $172.2 million decrease from supplying BGE's standard offer service requirements. As of July 1, 2004, our merchant energy business no longer supplied 100% of BGE's standard offer service for commercial and industrial customers.

        For the nine months ended September 30, 2004, merchant energy revenues in the PJM region increased $211.6 million compared to the same period of 2003 mostly because of the following:

  •
  a $277.5 million increase as a result of load-serving contracts executed during multi-round competitive bidding load auctions, and
  •
  an increase of $183.5 million related to load-serving transactions in New Jersey that began in mid-2003.

        These increases in revenues were offset in part by the following:

  •
  a $156.7 million decrease from supplying BGE's standard offer service requirements,
  •
  a $63.0 million decrease primarily due to a reduction in the amount of excess generation available for sale to the market in the PJM region, and
  •
  the recognition of a gain on the assumption of an agreement from Allegheny in the second quarter of 2003 that had a positive impact in that period.

Fuel and Purchased Energy Expenses

Our merchant energy business had higher fuel and purchased energy expenses in the Mid-Atlantic Fleet during the quarter and nine months ended September 30, 2004 compared to the same periods of 2003 primarily due to increased purchased fuel and capacity expenses associated with our load-serving obligations in New Jersey and higher generation during the nine months ended September 30, 2004. In addition, as discussed in the Other Factors section on page 27, we have experienced higher coal prices because we have purchased coal from alternative suppliers at a higher price as a result of delays in deliveries from one of the rail companies that supplies coal to our generating facilities.

Plants with Power Purchase Agreements

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues	$262.6	$206.6	$554.9	$472.6
Fuel and purchased energy expenses	(17.6)	(14.8)	(41.6)	(38.6)

Revenues less fuel and purchased energy expenses	$245.0	$191.8	$513.3	$434.0

The $56.0 million increase in revenues for the quarter ended September 30, 2004 compared to the same period of 2003 was primarily due to higher revenues of $57.5 million from Ginna which was acquired in June 2004. We discuss the acquisition of Ginna in more detail in the Notes to the Consolidated Financial Statements on page 13.

        The $82.3 million increase in revenues for the nine months ended September 30, 2004 compared to the same period of 2003 was primarily due to higher revenues of $68.5 million from Ginna and higher revenues of $44.3 million from High Desert which commenced operations in April 2003. These increases were partially offset by a decrease of $19.1 million at Nine Mile Point mostly because of lower generation and lower prices for our Nine Mile Point output in 2004 compared to 2003.

Competitive Supply

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Accrual revenues	$1,906.8	$1,433.2	$5,458.3	$3,812.4
Mark-to-market revenues	55.1	4.8	76.9	(0.8)
Fuel and purchased energy expenses	(1,806.0)	(1,337.9)	(5,163.7)	(3,621.2)

Revenues less fuel and purchased energy expenses	$155.9	$100.1	$371.5	$190.4

We analyze our accrual and mark-to-market competitive supply activities separately below.

Accrual Revenues and Fuel and Purchased Energy Expenses

Our accrual revenues and fuel and purchased energy expenses increased during the quarter and nine months ended September 30, 2004 compared to the same periods of 2003 mostly because of retail sales to commercial and industrial customers. We sold approximately 4 million megawatt hours more of electricity and 22 billion cubic feet (BCF) more of gas during the quarter ended September 30, 2004 compared to the same period of 2003 and approximately 12 million megawatt hours more of electricity and 87 BCF more of gas during the nine months ended September 30, 2004 compared to the same period of 2003. Theses increases are primarily due to:

  •
  new customer contracts,
  •
  customer renewals,
  •
  portfolio acquisitions during 2003,
  •
  acquisition of Blackhawk and Kaztex in October 2003,
  •
  the collection of a receivable that was previously reserved due to the financial condition of our customer, PG&E, and
  •
  a favorable settlement of a pre-acquisition liability in a bankruptcy proceeding.

        During the nine months ended September 30, 2004, the increase in revenues was partially offset by lower rates received from our customers.

        Additionally, our wholesale marketing and risk management operation had higher sales primarily in Texas, New England and Mid-West regions, and Canada. The higher sales in Texas and the New England region are primarily due to our growth in these regions. The increased sales in the Mid-West are primarily due to the portfolio acquisition from CMS Energy Corp., which occurred in the second quarter of 2003. We provide the changes in revenues and purchased fuel and energy expenses in 2004 compared to 2003 in the following table:

	Quarter Ended September 30, 2004 vs. 2003		Nine Months Ended September 30, 2004 vs. 2003

	Increases in revenues	Increases in fuel and purchased energy expenses	Increases in revenues	Increases in fuel and purchased energy expenses

	(In millions)
Retail accrual activities	$411.2	$387.2	$1,269.3	$1,208.5
Wholesale accrual activities	62.4	80.9	376.6	334.0

Total increase	$473.6	$468.1	$1,645.9	$1,542.5

Mark-to-Market Revenues

Mark-to-market revenues include net gains and losses from origination and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2003 Annual Report on Form 10-K.

        As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market revenues and earnings will fluctuate. We cannot predict these fluctuations, but the impact on our revenues and earnings could be material. We discuss our market risk in more detail in the Market Risk section on page 49. The primary factors that cause fluctuations in our mark-to-market revenues and earnings are:

  •
  the number, size, and profitability of new transactions including terminations or restructurings of existing contracts,
  •
  the number and size of our open derivative positions, and
  •
  changes in the level and volatility of forward commodity prices and interest rates.

        Mark-to-market revenues were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Unrealized revenues
Origination transactions	$7.5	$25.0	$17.1	$50.2

Risk management
Unrealized changes in fair value	47.6	(20.2)	59.8	(51.0)
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	(17.3)	(10.0)	(53.5)	(80.1)

Total risk management	30.3	(30.2)	6.3	(131.1)

Total unrealized revenues*	37.8	(5.2)	23.4	(80.9)
Realized revenues	17.3	10.0	53.5	80.1

Total mark-to-market revenues	$55.1	$4.8	$76.9	$(0.8)

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

        Origination gains represent the initial fair value recognized on these structured transactions. The recognition of origination gains is dependent on the existence of observable market data that validates the initial fair value of the contract. For the quarter ended September 30, 2004 we recognized $7.5 million in origination gains from three transactions and for the nine months ended September 30, 2004 we recognized $17.1 million in origination gains from ten transactions.

        As noted above, the recognition of origination gains is dependent on sufficient observable market data. Liquidity and market conditions impact our ability to identify sufficient, objective market-price information to permit recognition of origination gains. As a result, while our strategy and competitive position provide the opportunity to continue to originate such transactions, the level of origination revenues we are able to recognize may vary from year to year as a result of the number, size, and market-price transparency of the individual transactions executed in any period.

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

        Mark-to-market revenues increased $50.3 million during the third quarter of 2004 compared to the same period of 2003 mostly because of gains from risk management activities compared to losses from risk management activities in the prior year, partially offset by lower revenues from origination transactions. The increase in risk management revenues is primarily due to favorable changes in regional energy prices, price volatility, and other factors for the quarter ended September 30, 2004 compared to the same period of 2003.

        Mark-to-market revenues increased $77.7 million during the nine months ended September 30, 2004 compared to the same period of 2003 mostly because of gains from risk management activities compared to losses from risk management activities in the prior year, partially offset by lower revenues from origination transactions. The increase in risk management revenues is primarily due to favorable changes in regional energy prices, price volatility, and other factors. In addition, we had lower mark-to-market losses on hedges that did not qualify for hedge accounting treatment in 2004 compared to 2003 as discussed in more detail below.

        With the implementation of EITF 02-3 in the first quarter of 2003, all of our load-serving contracts were converted to accrual accounting. However, several economically effective hedges on these positions did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and remained in the mark-to-market portfolio. We recorded a lower pre-tax loss of $2.5 million on these mark-to-market hedges during the third quarter of 2004 compared to the same period of 2003 and a lower pre-tax loss of $36.3 million during the nine months ended September 30, 2004 compared to the same period of 2003. These mark-to-market losses will be offset as we realize the related accrual load-serving positions in cash.

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts and consisted of the following:

	September 30, 2004	December 31, 2003

	(In millions)
Current Assets	$568.8	$488.3
Noncurrent Assets	412.1	261.9

Total Assets	980.9	750.2

Current Liabilities	578.1	474.6
Noncurrent Liabilities	355.2	258.0

Total Liabilities	933.3	732.6

Net mark-to-market energy asset	$47.6	$17.6

        The following are the primary sources of the change in net mark-to-market energy asset/liability during 2004:

Change in Net Mark-to-Market Asset/Liability

	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004

	(In millions)
Fair value beginning of period	$(11.6)	$ 17.6
Changes in fair value recorded as revenues
Origination gains	$ 7.5	$ 17.1
Unrealized changes in fair value	47.6	59.8
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	(17.3)	(53.5)

Total changes in fair value recorded as revenues	37.8	23.4
Changes in value of exchange-listed futures and options	10.6	(31.4)
Net change in premiums on options	13.7	28.7
Other changes in fair value	(2.9)	9.3

Fair value at end of period	$47.6	$47.6

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

        The net mark-to-market energy asset/liability also changed due to the following items recorded in accounts other than revenue:

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

        The settlement terms of the net mark-to-market energy asset/liability and sources of fair value as of September 30, 2004 are as follows:

	Settlement Term

	2004	2005	2006	2007	2008	2009	Thereafter	Fair Value

	(In millions)
Prices provided by external sources (1)	$23.4	$6.2	$14.0	$125.4	$(1.3)	$—	$—	$167.7
Prices based on models	0.3	(13.4)	(1.1)	(107.5)	6.8	(2.1)	(3.1)	(120.1)

Total net mark-to-market energy asset/(liability)	$23.7	$(7.2)	$12.9	$17.9	$5.5	$(2.1)	$(3.1)	$47.6

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

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2006, but up to 2008, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2005, depending upon the region,
  •
  forward purchases and sales of electric capacity for delivery terms through 2006,
  •
  forward purchases and sales of natural gas, coal, and oil for delivery terms through 2007, and
  •
  options for the purchase and sale of natural gas, coal, and oil for delivery terms through 2006.

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

        The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of September 30, 2004 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Other

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues	$26.3	$21.3	$56.9	$38.9

Our merchant energy business holds up to a 50% ownership interest in 25 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 25 projects, 18 are "qualifying facilities" that receive certain exemptions and pricing under the Public Utility Regulatory Policy Act of 1978 based on the facilities' energy source or the use of a cogeneration process. In June 2004, we sold our geothermal generating facility in Hawaii. We discuss the sale of our geothermal facility in more detail in the Notes to the Consolidated Financial Statements on page 12.

        We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss the impact of subsidies from the State of California in more detail in the Merchant Energy Business—Other section of our 2003 Annual Report on Form 10-K. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements section on page 54. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock.

        If our strategy were to change from an intent to hold to an intent to sell for any of our equity-method investments in qualifying facilities or power projects, we would need to adjust their book value to fair value, and that adjustment could be material. If we were to sell these investments in the current market, we may have losses that could be material.

Operations and Maintenance Expenses

Our merchant energy business operations and maintenance expenses increased $81.7 million in the third quarter of 2004 compared to the same period of 2003 mostly due to the following:

  •
  an increase at our wholesale marketing and risk management operation and our retail commercial and industrial operation totaling $48.2 million mostly because of an increased number of employees due to the growth of these operations,
  •
  an increase of $18.2 million related to Ginna, which was purchased in June 2004, and
  •
  an increase due to higher Sarbanes-Oxley 404 implementation costs and higher benefit and other inflationary costs.

        Our merchant energy business operations and maintenance expenses increased $193.5 million for the nine months ended September 30, 2004 compared to the same period in 2003 mostly due to the following:

  •
  an increase at our wholesale marketing and risk management operation and our retail commercial and industrial operation totaling $88.1 million mostly because of an increased number of employees due to the growth of these operations,
  •
  an increase of $55.2 million at our nuclear generating facilities, including Nine Mile Point improvement spending and Ginna, and
  •
  an increase due to higher Sarbanes-Oxley 404 implementation costs and higher benefit and other inflationary costs.

Depreciation and Amortization Expense

Merchant energy depreciation and amortization expense increased $3.6 million in the third quarter of 2004 compared to the same period of 2003 mostly because of higher depreciation associated with Ginna and our synthetic fuel processing facility in South Carolina, which was acquired in May 2003.

        Merchant energy depreciation and amortization expense increased $13.2 million for the nine months ended September 30, 2004 compared to the same period of 2003 mostly because of the High Desert Power Project, which was placed into service during the second quarter of 2003, our synthetic fuel processing facility in South Carolina, and Ginna.

Regulated Electric Business

Our regulated electric business is discussed in detail in the Regulated Electric Competition—Maryland section of our 2003 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues	$582.0	$582.3	$1,543.6	$1,505.6
Electricity purchased for resale expenses	(338.4)	(345.7)	(833.1)	(826.5)
Operations and maintenance expenses	(77.5)	(105.8)	(222.9)	(225.3)
Workforce reduction costs	—	(0.2)	—	(0.6)
Depreciation and amortization	(49.2)	(45.8)	(145.5)	(134.5)
Taxes other than income taxes	(33.9)	(33.1)	(100.3)	(98.3)

Income from Operations	$83.0	$51.7	$241.8	$220.4

Net Income	$36.8	$18.2	$107.1	$89.3

Special Items Included in Operations (after-tax)
Workforce reduction costs	$—	$(0.1)	$—	$(0.4)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business increased during the quarter and nine months ended September 30, 2004 compared to the same periods of 2003 mostly because of the following:

  •
  we incurred $19.2 million after-tax of incremental distribution service restoration expenses associated with Hurricane Isabel in the third quarter of 2003 that had a negative impact in that period,
  •
  we had increased earnings resulting from the shareholder return portion of the administrative fee included in market-based rates charged to commercial and industrial customers that did not elect alternative suppliers beginning July 1, 2004, and
  •
  lower interest expense.

        These favorable results were partially offset by the following:

  •
  excluding the costs associated with Hurricane Isabel, we had increased operations and maintenance expenses primarily due to higher benefit and other inflationary costs, higher Sarbanes-Oxley 404 implementation costs, higher uncollectible expenses, and increased spending on electric system reliability, and
  •
  increased depreciation and amortization expense.

Electric Revenues

The changes in electric revenues in 2004 compared to 2003 were caused by:

	Quarter Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003

	(In millions)
Distribution sales volumes	$0.5	$16.8
Standard offer service	(2.5)	20.1

Total change in electric revenues from electric system sales	(2.0)	36.9
Other	1.7	1.1

Total change in electric revenues	$(0.3)	$38.0

        BGE measures the effect of weather using "degree-days." We show the number of heating and cooling degree-days in the quarters and nine months ended September 30, 2004 and 2003, and the percentage change in the number of degree-days between these periods in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Heating degree days	49	57	3,111	3,482
Percent change from prior period	(14.0)%		(10.7)%
Cooling degree days	538	580	831	733
Percent change from prior period	(7.2)%		13.4%

Distribution Sales Volumes

Distribution sales volumes are sales to customers in BGE's service territory at rates set by the Maryland Public Service Commission (Maryland PSC).

        The percentage changes in our distribution sales volumes, by type of customer, in 2004 compared to 2003 were:

	Quarter Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003

Residential	6.1%	5.7%
Commercial	(1.8)	1.0
Industrial	(5.9)	(2.0)

        During the quarter ended September 30, 2004, we distributed more electricity to residential customers compared to the same period of 2003 mostly due to increased usage per customer partially offset by milder weather. We distributed less electricity to commercial and industrial customers mostly due to decreased usage per customer.

        During the nine months ended September 30, 2004, we distributed more electricity to residential and commercial customers compared to the same period of 2003 due to increased usage per customer, an increased number of customers, and warmer weather during the second quarter of 2004. We distributed less electricity to industrial customers mostly due to a decreased number of customers and decreased usage per customer.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative generation supplier as discussed in the Regulated Electric Competition section on page 26.

        Standard offer service revenues decreased during the quarter ended September 30, 2004 compared to the same period of 2003 mostly because of large commercial and industrial customers that left BGE's standard offer service and elected an alternative supplier beginning July 1, 2004.

        Standard offer service revenues increased during the nine months ended September 30, 2004 compared to the same period of 2003 mostly due to increased sales volumes to residential customers.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses decreased $28.3 million for the quarter and $2.4 million for the nine months ended September 30, 2004 compared to the same periods of 2003 primarily because we incurred $31.4 million of incremental distribution service restoration expenses associated with Hurricane Isabel in the third quarter of 2003. Excluding the impact of Hurricane Isabel, regulated electric operations and maintenance expenses increased primarily due to higher benefit and other inflationary costs, higher Sarbanes-Oxley 404 implementation costs, higher uncollectible expenses, and increased spending on electric system reliability.

Electric Depreciation and Amortization Expenses

Regulated electric depreciation and amortization expenses increased $3.4 million for the quarter and $11.0 million for the nine months ended September 30, 2004 compared to the same periods of 2003 mostly because of increased depreciation expense associated with more property being placed in service and accelerated amortization expense associated with the planned replacement of information technology assets.

Regulated Gas Business

All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, or BGE's, financial results.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Gas revenues	$75.3	$81.0	$507.4	$524.5
Gas purchased for resale expenses	(31.6)	(30.1)	(307.1)	(319.5)
Operations and maintenance expenses	(30.4)	(24.8)	(89.4)	(74.1)
Workforce reduction costs	—	—	—	(0.1)
Depreciation and amortization	(12.1)	(11.7)	(36.4)	(34.8)
Taxes other than income taxes	(7.1)	(3.3)	(23.8)	(19.8)

(Loss) Income from operations	$(5.9)	$11.1	$50.7	$76.2

Net (Loss) Income	$(8.8)	$2.4	$15.7	$31.9

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated gas business for the quarter and nine months ended September 30, 2004 decreased compared to the same periods of 2003 mostly because of the following:

  •
  increased operations and maintenance expenses primarily due to higher benefit and other inflationary costs, higher Sarbanes-Oxley 404 implementation costs, and higher uncollectible expenses,
  •
  the recovery of a previously disallowed $7.7 million pre-tax regulatory asset following an order issued by the Maryland PSC in the third quarter of 2003 that had a positive impact in that period, and
  •
  the approval of $3.6 million of property tax refund claims by the State of Maryland resulting from a reclassification of a gas distribution pipeline from real property to personal property in the third quarter of 2003 that had a positive impact in that period.

Gas Revenues

The changes in gas revenues in 2004 compared to 2003 were caused by:

	Quarter Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003

	(In millions)
Distribution sales volumes	$0.6	$(2.7)
Base rates	(0.1)	(0.2)
Weather normalization	(0.1)	4.7
Gas cost adjustments	1.4	12.6

Total change in gas revenues from gas system sales	1.8	14.4
Off-system sales	(7.5)	(31.5)
Other	—	—

Total change in gas revenues	$(5.7)	$(17.1)

        We show the change in degree-days in the Electric Revenues section on page 39.

Distribution Sales Volumes

The percentage changes in our distribution sales volumes, by type of customer, in 2004 compared to 2003 were:

	Quarter Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003

Residential	(10.1)%	(5.3)%
Commercial	10.1	9.7
Industrial	(15.3)	(19.7)

        During the quarter ended September 30, 2004, we distributed less gas to residential and industrial customers compared to the same period in 2003 mostly due to decreased usage per customer. We distributed more gas to commercial customers mostly due to increased usage per customer.

        During the nine months ended September 30, 2004, we distributed less gas to residential customers compared to the same period in 2003 mostly due to milder winter weather, partially offset by an increased number of customers and increased usage per customer. We distributed more gas to commercial customers mostly due to increased usage per customer, partially offset by milder winter weather. We distributed less gas to industrial customers mostly due to decreased usage per customer.

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

        During the quarter and nine months ended September 30, 2004, gas cost adjustment revenues increased compared to the same periods of 2003 mostly because we sold gas at a higher price partially offset by less gas sold.

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

        During the quarter and nine months ended September 30, 2004, revenues from off-system gas sales decreased compared to the same periods of 2003 mostly due to less gas sold.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        During the quarter ended September 30, 2004, gas purchased for resale expenses increased compared to the same period of 2003 primarily due to a $7.7 million recovery of previously disallowed fuel-related costs recognized in the third quarter of 2003 that had a positive impact in that period and higher gas prices, partially offset by less gas sold. In August 2003, the Maryland PSC issued an order authorizing us to recover $7.7 million of disallowed fuel-related costs previously reserved in the fourth quarter of 2002.

        During the nine months ended September 30, 2004, gas purchased for resale expenses decreased compared to the same period of 2003 mostly due to less gas sold partially offset by $7.7 million of previously disallowed fuel-related costs recognized in the third quarter of 2003 that had a positive impact in that period and higher gas prices.

Gas Operations and Maintenance Expenses

Regulated gas operations and maintenance expenses increased $5.6 million for the quarter and $15.3 million for the nine months ended September 30, 2004 compared to the same periods of 2003 mostly due to higher benefit and other inflationary costs, higher Sarbanes-Oxley 404 implementation costs, and higher uncollectible expenses.

Other Nonregulated Businesses

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In millions)
Revenues	$108.2	$144.5	$310.8	$443.3
Operating expenses	(90.4)	(129.9)	(259.1)	(403.0)
Impairment losses and other costs	(1.1)	—	(3.7)	—
Workforce reduction costs	—	—	—	(0.1)
Depreciation and amortization	(8.8)	(5.5)	(24.3)	(14.1)
Taxes other than income taxes	(0.1)	(0.8)	(1.3)	(2.6)
Net (loss) gain on sale of investments and other assets	(7.5)	2.1	(1.6)	16.3

Income from Operations	$0.3	$10.4	$20.8	$39.8

Net (Loss) Income	$(5.6)	$0.7	$(5.7)	$9.6

Special Items Included in Operations (after-tax)
Net (loss) gain on sale of investments and other assets	$(4.6)	$1.3	$(0.9)	$9.9
Impairment losses and other costs	(0.7)	—	(2.3)	—
Workforce reduction costs	—	—	—	(0.1)

Total Special Items	$(5.3)	$1.3	$(3.2)	$9.8

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

During the quarter ended September 30, 2004, net income from our other nonregulated businesses decreased $6.3 million compared to the same period of 2003 primarily due to a $7.5 million pre-tax, or $4.6 million after-tax, loss in the third quarter of 2004 on the sale of a non-core financial investment.

        During the nine months ended September 30, 2004, net income from our other nonregulated businesses decreased compared to the same period of 2003 mostly because we recognized a $16.3 million pre-tax, or $9.9 million after-tax, gain on the sale of non-core assets in 2003 that had a positive impact in that period as follows:

  •
  a $7.2 million pre-tax gain on the sale of an oil tanker to the U.S. Navy,
  •
  a $5.3 million pre-tax gain on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001,
  •
  a $1.2 million pre-tax gain in the first quarter on an installment sale of a parcel of real estate,
  •
  a $0.5 million pre-tax gain in the second quarter on the sale of financial investments,
  •
  a $1.5 million pre-tax gain during the third quarter from the sale of two parcels of real estate, and
  •
  a $0.6 million pre-tax gain during the third quarter on the sale of financial investments.

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

Consolidated Nonoperating Income
and Expenses

Other Income and Expense

The decrease in other income of $7.2 million during the quarter and $11.7 million during the nine months ended September 30, 2004 compared to the same periods of 2003 is primarily due to lower earnings on decommissioning trust assets, higher charitable contributions, and higher minority interest expense.

        During the quarter and nine months ended September 30, 2004, total other income at BGE decreased compared to the same period of 2003 mostly because of a higher level of charitable contributions.

Fixed Charges

During the quarter ended September 30, 2004, total fixed charges decreased $4.6 million compared to the same period of 2003 primarily due to a lower level of debt outstanding and the benefit of lower interest rates due to floating rate swaps entered into during the third quarter of 2004. We discuss these floating rate swaps in the Notes to Consolidated Financial Statements on page 23.

        During the quarter and nine months ended September 30, 2004, total fixed charges at BGE decreased compared to the same period of 2003 mostly because of a lower level of debt outstanding.

Income Taxes

During the quarter ended September 30, 2004, our income taxes decreased $13.0 million compared to the same period of 2003 mostly because of the recognition of synthetic fuel tax credits claimed in 2004 related to our investment in a South Carolina synthetic fuel facility, which reduced our effective tax rate. We discuss our synthetic fuel tax credits in more detail and provide our effective tax rate reconciliation in the Notes to Consolidated Financial Statements on page 16.

        During the nine months ended September 30, 2004, our income taxes decreased $74.2 million compared to the same period of 2003 mostly because of the recognition of synthetic fuel tax credits claimed in 2003 and 2004 related to our investment in a South Carolina synthetic fuel facility, which reduced our effective tax rate.

        During the quarter and nine months ended September 30, 2004, income taxes at BGE increased compared to the same period of 2003 mostly because of higher taxable income.

Financial Condition

Cash Flows

The following table summarizes our 2004 cash flows by business segment, as well as our consolidated cash flows for 2004 and 2003. This table excludes the impact of the refinancing of High Desert Power Project (High Desert) in 2003 and the impact of changes in intercompany balances. We exclude the impact of the High Desert refinancing in 2003 due to the fact that there was no net impact on cash. The financing source of cash we received from the issuance of debt was offset by the investing use of cash we incurred from terminating the lease. We discuss the refinancing of High Desert in more detail in Note 15 of our 2003 Annual Report on Form 10-K.

	2004 Segment Cash Flows			Consolidated Cash Flows
	Nine Months Ended September 30, 2004			Nine Months Ended September 30,
	Merchant	Regulated	Other	2004	2003

	(In millions)
Operating Activities
Net income (loss)	$287.7	$122.8	$(5.7)	$404.8	$158.3
Non-cash adjustments to net income	446.6	223.6	28.7	698.9	741.5
Changes in working capital	(272.4)	(82.3)	26.2	(328.5)	(194.3)
Pension and postemployment benefits*				(8.8)	(76.0)
Other	(23.5)	(16.2)	22.4	(17.3)	(67.2)

Net cash provided by operating activities	438.4	247.9	71.6	749.1	562.3

Investing Activities (excluding $514.1 million related to the refinancing of the High Desert lease in 2003)
Investments in property, plant and equipment	(288.5)	(181.2)	(26.7)	(496.4)	(466.2)
Acquisitions, net of cash acquired (excluding High Desert)	(457.0)	—	—	(457.0)	(3.2)
Contributions to nuclear decommissioning trust funds	(17.7)	—	—	(17.7)	(13.2)
Proceeds from sale of discontinued operations	72.7	—	—	72.7	—
Sale of investments and other assets	—	4.9	24.7	29.6	124.3
Other investments	(14.7)	—	(1.6)	(16.3)	(91.4)

Net cash used in investing activities (excluding High Desert)	(705.2)	(176.3)	(3.6)	(885.1)	(449.7)

Cash flows from operating activities less cash flows from investing activities	$(266.8)	$71.6	$68.0	(136.0)	112.6

Financing Activities (excluding $514.1 million related to the refinancing of the High Desert lease in 2003)
Net repayment of debt (excluding High Desert)*				(188.5)	(229.7)
Proceeds from issuance of common stock*				271.7	62.0
Common stock dividends paid*				(139.7)	(125.7)
Other*				0.1	(11.1)

Net cash used in financing activities (excluding High Desert)*				(56.4)	(304.5)

Net Decrease in Cash and Cash Equivalents*				$(192.4)	$(191.9)

*Items are not allocated to the business segments because they are managed for the company as a whole.

Overview—2004 compared to 2003

Cash flows from operating activities less cash flows from investing activities were a use of cash of $136.0 million in 2004 compared to cash provided of $112.6 million in 2003. The $248.6 million decrease in 2004 compared to 2003 is primarily due to the acquisition of Ginna for $457.0 million in 2004, lower non-cash adjustments to net income of $42.6 million, a use of cash from working capital of $134.2 million and a $94.7 million decrease in the sale of investments and other assets. These decreases were partially offset by higher net income of $246.5 million, a lower pension contribution of approximately $65 million, the proceeds from sale of discontinued operations of $72.7 million, and a decrease in other investing activities of $73.8 million.

Cash Flows from Operating Activities

Cash provided by operating activities was $749.1 million in 2004 compared to $562.3 million in 2003, an increase of $186.8 million. Net income was $246.5 million higher in 2004 compared to 2003. This was partially offset by a decrease in non-cash adjustments to net income of $42.6 million in 2004 compared to 2003. The net decrease in non-cash adjustments to net income was primarily due to cumulative effects of changes in accounting principles of $198.4 million as a result of the adoption of SFAS No. 143 and EITF 02-3 in 2003, which had the effect of reducing net income but were non-cash transactions. This decrease in non-cash adjustments to net income was partially offset by the following increases:

  •
  a loss from discontinued operations of $49.2 million in 2004,
  •
  an increase in depreciation and amortization of $40.7 million in 2004 compared to 2003,
  •
  an increase in deferred income taxes of $25.7 million in 2004 compared to 2003, and
  •
  an increase in deferred fuel costs of $21.7 million in 2004 compared to 2003.

        Changes in working capital had a negative impact of $328.5 million on cash flow from operations in 2004 compared to a negative impact of $194.3 million in 2003 resulting in a decrease in cash of $134.2 million. Pension and postemployment benefits were a use of cash of $8.8 million in 2004 compared to a use of $76.0 million in 2003. This primarily reflects a $65 million lower contribution to the pension plan in 2004 compared to 2003.

Cash Flows from Investing Activities

Cash used in investing activities was $885.1 million in 2004 compared to $449.7 million in 2003 excluding High Desert. The increase in cash used was primarily due to a $453.8 million increase in cash paid for acquisitions in 2004 compared to 2003 primarily due to the acquisition of Ginna in 2004 for $457.0 million.

Cash Flows from Financing Activities

Cash used in financing activities was $56.4 million in 2004 compared to $304.5 million in 2003 excluding High Desert. The $248.1 million increase in cash was primarily due to proceeds from issuances of common stock of $271.7 million in 2004 as compared to a $62.0 million in 2004. This was primarily the result of the 6 million share equity issuance in 2004 related to the Ginna acquisition which yielded net proceeds of $226.9 million.

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

        The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, and the amount of debt as a component of total capitalization. In March 2004, Standard & Poors rating group reduced Constellation Energy's and BGE's corporate credit rating from A- to BBB+ and reduced certain other ratings as noted in the table below. In October 2004, Fitch-Ratings affirmed Constellation Energy's and BGE's credit ratings. All Constellation Energy and BGE credit ratings have stable outlooks. At the date of this report, our credit ratings were as follows:

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

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At September 30, 2004, we had approximately $2.2 billion of credit under several facilities.

        In June 2004, Constellation Energy arranged an $800.0 million three-year revolving credit facility and a $300.0 million five-year revolving credit facility replacing a $447.5 million 364-day revolving credit facility, which expired in the second quarter of 2004. Constellation Energy also has an existing $640.0 million revolving credit facility expiring in June 2005 and a $447.5 million facility expiring in June 2006.

        We use these facilities to ensure adequate liquidity to support our operations. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. Additionally, we use the multi-year facilities to support letters of credit primarily for our merchant energy business.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $2.2 billion. In addition, BGE maintains $200.0 million in credit facilities as discussed below. At September 30, 2004, letters of credit that totaled $761.4 million were issued under our facilities.

        In October 2004, we terminated certain loans under other revolving credit agreements of $41.4 million related to our Latin American power distribution project. We replaced these revolving credit agreements with loans under new revolving credit agreements totaling $100.0 million.

        We expect to fund future acquisitions with an overall goal of maintaining a strong investment grade credit profile. We funded our June 2004 acquisition of Ginna with a mix of cash and equity. On July 1, 2004, we issued 6.0 million shares of common stock for net proceeds of $226.9 million to fund a portion of the acquisition of Ginna. We discuss our acquisition of Ginna in more detail in the Notes to the Consolidated Financial Statements on page 13.

BGE

Through the date of this report, certain credit facilities expired and BGE renewed those facilities. BGE continues to maintain $200.0 million in annual committed credit facilities, expiring May 2005 through November 2005, to ensure adequate liquidity to support its operations. We can borrow directly from the banks or use the facilities to allow commercial paper to be issued. As of September 30, 2004, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

Other Nonregulated Businesses

BGE Home Products & Services' program to sell up to $50 million of receivables was not extended beyond its March 2004 expiration date. As of the date of this report, this receivables program has been fully liquidated.

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
  •
  BGE load requirements,
  •
  environmental protection standards,
  •
  the type and number of projects selected for construction or acquisition,
  •
  the effect of market conditions on those projects,
  •
  the cost and availability of capital,
  •
  the availability of cash from operations, and
  •
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 54.

Calendar Year Estimates	2004	2005

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$180	$170
Nuclear fuel	130	85
Portfolio acquisitions	25	60
Technology/other	125	90

Total merchant energy capital requirements	460	405
Other nonregulated capital requirements	45	50

Total nonregulated capital requirements	505	455

Regulated Capital Requirements:
Regulated electric	210	250
Regulated gas	55	50

Total regulated capital requirements	265	300

Total capital requirements	$770	$755

Above amounts do not include the acquisition of Ginna but do include post-acquisition capital requirements for Ginna. We discuss the acquisition of Ginna in more detail in the Notes to the Consolidated Financial Statements on page 13.

         We discuss our capital requirements and funding for capital requirements in more detail in the Capital Requirements and the Funding for Capital Requirements sections of our 2003 Annual Report on Form 10-K.

Contractual Payment Obligations and
Committed Amounts

Our total contractual payment obligations as of September 30, 2004 are shown in the following table. Certain amounts presented in the table below are estimates and actual future payments may vary from these estimates.

	Payments
	2004	2005- 2006	2007- 2008	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$4.6	$342.1	$638.5	$2,761.9	$3,747.1
Interest	93.3	422.3	374.3	1,774.2	2,664.1

Total	97.9	764.4	1,012.8	4,536.1	6,411.2
BGE
Principal	20.0	484.4	418.5	600.7	1,523.6
Interest	35.3	169.8	103.5	824.4	1,133.0

Total	55.3	654.2	522.0	1,425.1	2,656.6
BGE preference stock	—	—	—	190.0	190.0
Operating leases	6.9	47.5	33.9	136.2	224.5
Purchase obligations:[2]
Purchased capacity and energy[3]	331.1	1,368.5	469.2	229.1	2,397.9
Fuel and transportation[4]	304.4	967.8	277.5	86.4	1,636.1
Other	42.4	98.1	35.6	292.7	468.8
Other noncurrent liabilities:
Postretirement and postemployment benefits[5]	10.5	72.1	77.2	215.7	375.5
Other	0.4	4.2	1.4	—	6.0

Total contractual payment obligations	$848.9	$3,976.8	$2,429.6	$7,111.3	$14,366.6

1 Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $322.1 million early through put options and remarketing features. Interest on variable rate debt is included based on the September 30, 2004 forward curve for interest rates.

2 Contracts to purchase goods or services that specify all significant terms. Amounts related to certain purchase obligations are based on future purchase expectations which may differ from actual purchases.

3 Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including both the fixed payment portions of tolling contracts and estimated variable payments under unit-contingent power purchase agreements. We have recorded $23.9 million of liabilities related to purchased capacity and energy obligations at September 30, 2004 in our Consolidated Balance Sheets.

4 We have recorded liabilities of $35.5 million related to fuel and transportation obligations at September 30, 2004 in our Consolidated Balance Sheets.

5 Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded in our Consolidated Balance Sheets.

         The table below presents our contingent obligations. Our contingent obligations increased $2.1 billion during the first nine months of 2004, primarily due to the issuance of additional guarantees and letters of credit by the parent company for subsidiary obligations to third parties in support of the growth of our merchant energy business. These amounts do not represent incremental consolidated Constellation Energy obligations; rather they primarily represent parent company guarantees of certain subsidiary obligations to third parties. Our calculation of the fair value of subsidiary obligations covered by the $5,111.6 million of parent company guarantees was $1,144.7 million at September 30, 2004. Accordingly, if the parent company was required to fund defaulted subsidiary obligations, the total amount at market prices at September 30, 2004 is $1,144.7 million.

	Expiration
	2004	2005- 2006	2007- 2008	There- after	Total

	(In millions)
Contingent Obligations
Letters of credit	$606.9	$154.5	$—	$—	$761.4
Guarantees—competitive supply[1]	2,884.9	1,359.5	305.0	562.2	5,111.6
Other guarantees, net[2]	0.3	5.3	—	1,245.0	1,250.6

Total contingent obligations	$3,492.1	$1,519.3	$305.0	$1,807.2	$7,123.6

1 While the face amount of these guarantees is $5,111.6 million, the parent company would only fund the fair value of any defaulted subsidiary obligations. Our calculation of the fair value of obligations covered by these guarantees was $1,144.7 million at September 30, 2004.

2 Other guarantees in the above table are shown net of liabilities of $25.0 million recorded at September 30, 2004 in our Consolidated Balance Sheets.

Liquidity Provisions

We have certain agreements that contain provisions that require additional collateral upon significant credit rating decreases in the senior unsecured debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under certain counterparty contracts related to our wholesale marketing and risk management operation, we are obligated to post collateral if Constellation Energy's senior, unsecured credit ratings decline below established contractual levels. As a result of the ratings action taken by Standard & Poors rating agency in March 2004, we posted approximately $40 million in additional collateral during the first quarter of 2004 to support our wholesale marketing and risk management operational requirements. We discuss the Standard & Poors ratings action in more detail in the Financial Condition section on page 45.

        Based on contractual provisions at September 30, 2004, we estimate that we would have additional collateral obligations based on downgrades to the following credit ratings for our senior unsecured debt:

Credit Ratings Downgraded	Level Below Lowest Current Rating	Incremental Obligations	Cumulative Obligations

		(In millions)
BBB-/Baa3	1	$107	$107
Below investment grade	2	654	761

        At September 30, 2004, we had approximately $1.6 billion of unused credit facilities and $528.9 million of cash available to meet these potential requirements. However, based on market conditions and contractual obligations at the time of such a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified in the table above, and which could be material.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2004, the debt to capitalization ratios as defined in the credit agreements were no greater than 51%. Certain credit facilities of BGE contain provisions requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2004, the debt to capitalization ratio for BGE as defined in these credit agreements was 48%. At September 30, 2004, no amount is outstanding under these facilities.

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

Market Risk

Commodity Risk

During the first nine months of 2004, the energy markets continued to be highly volatile with significant changes in fuel prices, primarily natural gas, oil, and coal, and power prices, as well as periods of reduced liquidity in the marketplace.

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

Nine Months Ended September 30, 2004

(In millions)
99% Confidence Level, Two-tailed, One-Day Holding Period
Average	$3.8
High	7.8
95% Confidence Level, Two-tailed, One-Day Holding Period
Average	2.9
High	5.9
95% Confidence Level, Two-tailed, Ten-Day Holding Period
Average	9.1
High	18.7

        The following table details our value at risk for the trading portion of our wholesale marketing and risk management mark-to-market energy assets and liabilities over a one-day holding period at a 99% confidence level (two-tailed) for the first nine months of 2004:

Nine Months Ended September 30, 2004

(In millions)
Average	$2.5
High	6.1

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

Wholesale Credit Risk

We continue to actively manage the credit portfolio of our wholesale marketing and risk management operation to attempt to reduce the impact of the general decline in the overall credit quality of the energy industry and the impact of a potential counterparty default. As of September 30, 2004 and December 31, 2003, the credit portfolio of our wholesale marketing and risk management operation had the following public credit ratings:

	September 30, 2004	December 31, 2003

Rating
Investment Grade[1]	64%	75%
Non-Investment Grade	9	4
Not Rated	27	21

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

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

	September 30, 2004	December 31, 2003

Investment Grade Equivalent	73%	91%
Non-Investment Grade	27	9

        Compared to December 31, 2003, we have experienced deterioration in the credit quality of our wholesale marketing and risk management portfolio measured using both public credit ratings and our internal credit ratings. The decline in investment grade equivalent counterparties is primarily due to increased exposure to lower credit quality fuel and power supply counterparties, most notably coal suppliers who tend to be smaller and of lower credit quality, and lower credit exposure to stronger credit quality transmission and distribution utilities to whom we supply energy to meet their customers' energy needs. These changes are primarily due to higher energy commodity prices.

        A portion of our wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing and risk management operation that are accounted for using mark-to-market accounting, amounts owed by wholesale counterparties for transactions that settled but have not yet been paid, and open positions for contracts not subject to mark-to-market accounting. The following table highlights the credit quality and exposures related to these activities at September 30, 2004:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(Dollars in millions)
Investment grade	$1,088	$95	$993	1	$165
Non-investment grade	247	103	144	—	—
Internally rated — investment grade	178	9	169	—	—
Internally rated — non-investment grade	259	15	244	—	—

Total	$1,772	$222	$1,550	1	$165

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

        We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our liquidity in the Financial Condition section on page 48.

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

Accounting Standards Adopted and Issued

We discuss recently adopted and issued accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements beginning on page 24.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  Financing Activities and SFAS No. 133 Hedging Activities sections in the Notes to Consolidated Financial Statements beginning on page 15,
  •
  activities of our wholesale marketing and risk management operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 30,
  •
  evaluation of commodity risk, wholesale credit risk, and interest rate risk, in the Market Risk section of Management's Discussion and Analysis beginning on page 49, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 26.

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

        During the fiscal quarter covered by this quarterly report, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

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

        Constellation Power Development, Inc. is named as a defendant but has never been served with process in this case and does not have a power purchase agreement with the State of California. However, our High Desert Power Project does have a power purchase agreement with the California Department of Water Resources. The court issued an order to the plaintiff asking that he show cause why he had not yet served any of the defendants with process. A hearing is scheduled on December 6, 2004 on the court's show cause order.

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

NewEnergy

Constellation NewEnergy, Inc. v. PowerWeb Technology, Inc.—Prior to our acquisition, NewEnergy filed a complaint on May 9, 2002 in the U.S. District Court of Eastern Pennsylvania seeking approximately $100,000 in direct damages relating to a contract previously entered into with PowerWeb. PowerWeb Technology counter-claimed seeking $100 million in damages against NewEnergy alleging a breach of a non-disclosure agreement by misappropriation of trade secrets and tortious interference claims. This case was settled for an immaterial amount.

Mercury Poisoning

Beginning in September 2002, BGE, Constellation Energy, and several other defendants have been involved in numerous actions filed in the Circuit Court for Baltimore City, Maryland alleging mercury poisoning from several sources, including coal plants formerly owned by BGE. The plants are now owned by a subsidiary of Constellation Energy. In addition to BGE and Constellation Energy, approximately 11 other defendants, consisting of pharmaceutical companies, manufacturers of vaccines and manufacturers of Thimerosal have been sued. Approximately 66 cases have been filed to date, with each case seeking $90 million in damages from the group of defendants.

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

Employment Discrimination

Miller, et. al., v. Baltimore Gas and Electric Company, et al.,—This action was filed on September 20, 2000 in the U.S. District Court for the District of Maryland. Besides BGE, Constellation Energy Group, Constellation Nuclear, and Calvert Cliffs Nuclear Power Plant are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. The Court scheduled a briefing process for the motion to certify the case as a class action suit. The briefing process concluded, oral argument on the class certification motion was held on April 16, 2004, and the parties are awaiting the court's decision. We do not believe class certification is appropriate and we further believe that we have meritorious defenses to the underlying claims and intend to defend the action vigorously. However, we cannot predict the timing, or outcome, of the action or its possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE has been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

        The first type is direct claims by individuals exposed to asbestos. BGE is involved in these claims with approximately 70 other defendants. Approximately 510 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims are currently pending in state courts in Maryland and Pennsylvania. BGE does not know the specific facts necessary to estimate its potential liability for these claims. The specific facts BGE does not know include:

  •
  the identity of BGE's facilities at which the plaintiffs allegedly worked as contractors,
  •
  the names of the plaintiff's employers,
  •
  the date on which the exposure allegedly occurred, and
  •
  the facts and circumstances relating to the alleged exposure.

        To date, 339 asbestos cases were dismissed or resolved for amounts that were not significant. Approximately 20 cases are currently scheduled for trial through the end of 2006.

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

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy related products including coal, natural gas, oil, electricity, and emission allowances,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted on a transitional basis in those markets,
  •
  the conditions of the capital markets, interest rates, availability of credit, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric Company's (BGE) ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  the liquidity and competitiveness of wholesale markets for energy commodities,
  •
  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
  •
  the inability of BGE to recover all its costs associated with providing electric residential customers service during the electric rate freeze period,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
  •
  regulatory or legislative developments that affect deregulation, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to nuclear power plants, safety, or environmental compliance,
  •
  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and in the absence of verifiable market prices the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices,
  •
  the ability to attract and retain customers in our competitive supply activities and to adequately forecast their energy usage,
  •
  losses on the sale or write down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets, and
  •
  cost and other effects of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (SEC) for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.

Item 6. Exhibits

(a)	Exhibit No. 10(a)	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(b)	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(c)	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(d)	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(e)	Change in control severance agreement between Constellation Energy Group, Inc. and Mayo A. Shattuck III.
	Exhibit No. 10(f)	Change in control severance agreement between Constellation Energy Group, Inc. and Michael J. Wallace.
	Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
	Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
	Exhibit No. 31(a)	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(b)	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(a)	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(b)	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: November 8, 2004
/s/  E. FOLLIN SMITH
E. Follin Smith,
Executive Vice President of Constellation Energy Group, Inc. and Senior Vice President of Baltimore Gas and Electric Company, and as Principal Financial Officer of each Registrant