Form 10-Q
period 2005-03-31
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2005-05-10
CIK 9466, 1004440

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

         Common Stock, without par value 177,529,344 shares outstanding of
Constellation Energy Group, Inc. on April 29, 2005.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2005	2004

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,773.7	$2,227.3
Regulated electric revenues	491.5	484.4
Regulated gas revenues	364.6	317.9

Total revenues	3,629.8	3,029.6
Expenses
Fuel and purchased energy expenses	2,716.4	2,201.5
Operating expenses	465.3	399.0
Depreciation and amortization	133.7	121.6
Accretion of asset retirement obligations	15.1	11.2
Taxes other than income taxes	68.5	64.0

Total expenses	3,399.0	2,797.3

Income from Operations	230.8	232.3
Other Income	10.3	4.6
Fixed Charges
Interest expense	81.3	84.8
Interest capitalized and allowance for borrowed funds used during construction	(3.0)	(2.6)
BGE preference stock dividends	3.3	3.3

Total fixed charges	81.6	85.5

Income from Continuing Operations Before Income Taxes	159.5	151.4
Income Taxes	39.2	41.1

Income from Continuing Operations	120.3	110.3
Income from discontinued operations related to Oleander, net of income taxes of $0.3 and $1.4, respectively	0.4	2.2
Loss from discontinued operations related to Hawaiian Geothermal Facility, net of income taxes of $23.8	—	(46.3)

Net Income	$120.7	$66.2

Earnings Applicable to Common Stock	$120.7	$66.2

Average Shares of Common Stock Outstanding—Basic	176.8	168.1
Average Shares of Common Stock Outstanding—Diluted	178.6	169.2
Earnings Per Common Share from Continuing Operations—Basic	$0.68	$0.65
Income from discontinued operations related to Oleander	—	0.01
Loss from discontinued operations related to Hawaiian Geothermal Facility	—	(0.27)

Earnings Per Common Share—Basic	$0.68	$0.39

Earnings Per Common Share from Continuing Operations—Diluted	$0.67	$0.65
Income from discontinued operations related to Oleander	0.01	0.01
Loss from discontinued operations related to Hawaiian Geothermal Facility	—	(0.27)

Earnings Per Common Share—Diluted	$0.68	$0.39

Dividends Declared Per Common Share	$0.335	$0.28

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2005	2004

	(In millions)
Net Income	$120.7	$66.2
Other comprehensive income (OCI)
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	(0.1)	(0.3)
Reclassification of net gain on hedging instruments from OCI to net income, net of taxes	(37.6)	(24.8)
Net unrealized gain on hedging instruments, net of taxes	218.5	96.3
Net unrealized gain on securities, net of taxes	10.9	26.9
Net unrealized loss on foreign currency, net of taxes	(0.1)	—

Comprehensive Income	$312.3	$164.3

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2005*	December 31, 2004

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,002.9	$706.3
Accounts receivable (net of allowance for uncollectibles of $43.0 and $43.1, respectively)	2,078.5	1,979.3
Mark-to-market energy assets	765.8	567.3
Risk management assets	745.1	471.5
Fuel stocks	234.0	298.3
Materials and supplies	202.7	203.8
Assets held for sale—discontinued operations	217.5	—
Other	288.8	262.9

Total current assets	5,535.3	4,489.4

Investments and Other Assets
Nuclear decommissioning trust funds	1,061.1	1,033.7
Investments in qualifying facilities and power projects	317.1	318.4
Mark-to-market energy assets	547.6	359.8
Risk management assets	511.7	306.2
Regulatory assets (net)	167.3	195.4
Goodwill	146.2	144.8
Other	463.9	412.8

Total investments and other assets	3,214.9	2,771.1

Property, Plant and Equipment
Nonregulated property, plant and equipment	8,446.9	8,638.4
Regulated property, plant and equipment	5,398.0	5,412.7
Nuclear fuel (net of amortization)	263.4	264.3
Accumulated depreciation	(4,220.5)	(4,228.8)

Net property, plant and equipment	9,887.8	10,086.6

Total Assets	$18,638.0	$17,347.1

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2005*	December 31, 2004

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$3.0	$—
Current portion of long-term debt	462.4	480.4
Accounts payable and accrued liabilities	1,447.1	1,424.9
Customer deposits and collateral	319.9	223.8
Mark-to-market energy liabilities	756.1	559.7
Risk management liabilities	278.1	304.3
Deferred income taxes	207.7	95.0
Accrued expenses and other	477.1	574.3

Total current liabilities	3,951.4	3,662.4

Deferred Credits and Other Liabilities
Deferred income taxes	1,329.8	1,303.3
Asset retirement obligations	840.1	825.0
Mark-to-market energy liabilities	482.4	315.0
Risk management liabilities	1,064.0	472.2
Postretirement and postemployment benefits	376.7	375.3
Net pension liability	234.1	269.7
Deferred investment tax credits	69.4	71.2
Other	175.5	232.0

Total deferred credits and other liabilities	4,572.0	3,863.7

Long-term Debt
Long-term debt of Constellation Energy	3,360.2	3,363.3
Long-term debt of nonregulated businesses	432.2	437.2
First refunding mortgage bonds of BGE	346.3	346.3
Other long-term debt of BGE	879.6	899.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(9.7)	(10.5)
Current portion of long-term debt	(462.4)	(480.4)

Total long-term debt	4,803.9	4,813.2

Minority Interests	92.5	90.9
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,550.5	2,502.6
Retained earnings	2,487.6	2,425.8
Accumulated other comprehensive loss	(9.9)	(201.5)

Total common shareholders' equity	5,028.2	4,726.9

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$18,638.0	$17,347.1

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2005	2004

	(In millions)
Cash Flows From Operating Activities
Net income	$120.7	$66.2
Adjustments to reconcile to net cash provided by operating activities
(Income) loss from discontinued operations	(0.4)	44.1
Depreciation and amortization	159.4	155.2
Accretion of asset retirement obligations	15.1	11.2
Deferred income taxes	21.6	26.4
Investment tax credit adjustments	(1.8)	(1.8)
Deferred fuel costs	3.6	4.0
Pension and postemployment benefits	(33.4)	(36.9)
Net gain on sales of investments and other assets	(4.0)	(1.5)
Equity in earnings of affiliates less than dividends received	7.5	3.3
Changes in
Accounts receivable	24.6	127.3
Mark-to-market energy assets and liabilities	(9.1)	4.0
Risk management assets and liabilities	(55.9)	2.2
Materials, supplies and fuel stocks	11.2	71.9
Other current assets	5.8	(25.9)
Accounts payable and accrued liabilities	26.3	(124.7)
Other current liabilities	58.0	7.4
Other	0.4	(0.8)

Net cash provided by operating activities	349.6	331.6

Cash Flows From Investing Activities
Investments in property, plant and equipment	(143.8)	(171.3)
Acquisitions, net of cash acquired	(3.5)	—
Contributions to nuclear decommissioning trust funds	(4.4)	(8.8)
Sales of investments and other assets	0.3	6.7
Issuances of loans receivable	(176.4)	—
Other investments	35.3	(7.4)

Net cash used in investing activities	(292.5)	(180.8)

Cash Flows From Financing Activities
Net issuance (maturity) of short-term borrowings	3.0	(2.1)
Proceeds from issuance of common stock	26.3	15.2
Repayment of long-term debt	(22.7)	(2.4)
Common stock dividends paid	(50.2)	(43.5)
Proceeds from acquired contracts	308.5	—
Other	(25.4)	1.5

Net cash provided by (used in) financing activities	239.5	(31.3)

Net Increase in Cash and Cash Equivalents	296.6	119.5
Cash and Cash Equivalents at Beginning of Period	706.3	721.3

Cash and Cash Equivalents at End of Period	$1,002.9	$840.8

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended March 31,
	2005	2004

	(In millions)
Revenues
Electric revenues	$491.5	$484.4
Gas revenues	365.8	319.5

Total revenues	857.3	803.9
Expenses
Operating expenses
Electricity purchased for resale	242.1	240.4
Gas purchased for resale	260.3	216.0
Operations and maintenance	107.8	95.2
Depreciation and amortization	59.6	59.9
Taxes other than income taxes	43.8	42.6

Total expenses	713.6	654.1

Income from Operations	143.7	149.8
Other Income	1.0	1.0
Fixed Charges
Interest expense	23.7	25.4
Allowance for borrowed funds used during construction	(0.4)	(0.3)

Total fixed charges	23.3	25.1

Income Before Income Taxes	121.4	125.7
Income Taxes	47.1	49.7

Net Income	74.3	76.0
Preference Stock Dividends	3.3	3.3

Earnings Applicable to Common Stock	$71.0	$72.7

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2005*	December 31, 2004

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$12.0	$8.2
Accounts receivable (net of allowance for uncollectibles of $13.0 and $13.0, respectively)	409.9	381.8
Investment in cash pool, affiliated company	295.1	127.9
Accounts receivable, affiliated companies	2.3	1.0
Fuel stocks	10.0	86.5
Materials and supplies	35.5	34.6
Prepaid taxes other than income taxes	22.3	44.5
Other	5.5	7.2

Total current assets	792.6	691.7

Investments and Other Assets
Regulatory assets (net)	167.3	195.4
Receivable, affiliated company	171.0	150.4
Other	155.3	134.2

Total investments and other assets	493.6	480.0

Utility Plant
Plant in service
Electric	3,793.3	3,759.3
Gas	1,093.7	1,086.7
Common	428.7	478.4

Total plant in service	5,315.7	5,324.4
Accumulated depreciation	(1,892.7)	(1,921.5)

Net plant in service	3,423.0	3,402.9
Construction work in progress	79.1	83.1
Plant held for future use	3.2	5.2

Net utility plant	3,505.3	3,491.2

Total Assets	$4,791.5	$4,662.9

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2005*	December 31, 2004

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$145.9	$165.9
Accounts payable and accrued liabilities	99.8	125.4
Accounts payable and accrued liabilities, affiliated companies	202.2	146.1
Customer deposits	65.9	64.3
Accrued taxes	85.7	32.2
Accrued expenses and other	71.7	71.7

Total current liabilities	671.2	605.6

Deferred Credits and Other Liabilities
Deferred income taxes	598.6	608.0
Postretirement and postemployment benefits	278.4	278.2
Deferred investment tax credits	16.4	16.9
Other	21.6	20.0

Total deferred credits and other liabilities	915.0	923.1

Long-term Debt
First refunding mortgage bonds of BGE	346.3	346.3
Other long-term debt of BGE	879.6	899.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(3.0)	(3.2)
Current portion of long-term debt	(145.9)	(165.9)

Total long-term debt	1,359.7	1,359.5

Minority Interest	18.6	18.7
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	724.1	653.1
Accumulated other comprehensive income	0.7	0.7

Total common shareholder's equity	1,637.0	1,566.0

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$4,791.5	$4,662.9

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Three Months Ended March 31,	2005	2004

	(In millions)
Cash Flows From Operating Activities
Net income	$74.3	$76.0
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	63.1	60.7
Deferred income taxes	(9.1)	9.3
Investment tax credit adjustments	(0.4)	(0.5)
Deferred fuel costs	3.6	4.0
Pension and postemployment benefits	(19.6)	(26.5)
Allowance for equity funds used during construction	(0.7)	(0.5)
Changes in
Accounts receivable	(28.1)	(4.3)
Receivables, affiliated companies	(1.3)	2.9
Materials, supplies, and fuel stocks	75.6	45.0
Other current assets	23.9	21.9
Accounts payable and accrued liabilities	(25.6)	(27.4)
Accounts payable and accrued liabilities, affiliated companies	56.1	37.4
Other current liabilities	54.9	15.8
Other	6.1	8.2

Net cash provided by operating activities	272.8	222.0

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(58.1)	(54.6)
Change in cash pool at parent	(167.2)	(128.6)
Sales of investments and other assets	—	4.9
Other	(20.4)	—

Net cash used in investing activities	(245.7)	(178.3)

Cash Flows From Financing Activities
Distribution to parent	—	(43.5)
Repayment of long-term debt	(20.0)	—
Preference stock dividends paid	(3.3)	(3.3)

Net cash used in financing activities	(23.3)	(46.8)

Net Increase (Decrease) in Cash and Cash Equivalents	3.8	(3.1)
Cash and Cash Equivalents at Beginning of Period	8.2	11.0

Cash and Cash Equivalents at End of Period	$12.0	$7.9

See Notes to Consolidated Financial Statements.

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

Variable Interest Entities

We have a significant interest in the following variable interest entities (VIE) for which we are not the primary beneficiary:

VIE	Nature of Involvement	Date of Involvement

Power projects and fuel supply entities	Equity investment and guarantees	Prior to 2003
Natural gas producing facility	Volumetric and price swap	July 2003
Power contract monetization entities	Power sale agreements, loans, and guarantees	March 2005

        We discuss the nature of our involvement with the power contract monetization VIEs in detail below under Customer Contract Restructuring.

        The following is summary information available as of March 31, 2005 about the VIEs in which we have a significant interest, but are not the primary beneficiary:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$827.4	$296.1	$1,123.5
Total liabilities	733.4	139.2	872.6
Our ownership interest	—	43.6	43.6
Other ownership interests	94.0	113.3	207.3
Our maximum exposure to loss	82.8	77.1	159.9

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of March 31, 2005 consists of the following:

  •
  outstanding loans and letters of credit totaling $92.2 million,
  •
  the carrying amount of our investment totaling $43.3 million,
  •
  debt and performance guarantees totaling $12.7 million, and
  •
  volumetric and price variability up to $11.7 million associated with a natural gas producer swap, based on contract volumes and gas prices as of March 31, 2005.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Customer Contract Restructuring

In March 2005, our merchant energy business closed a transaction in which we assumed from a counterparty two power sales contracts with existing VIEs. Under the contracts, we sell power to the VIEs which, in turn, sell that power to an electric distribution utility through 2013.

        The VIEs previously were created by the counterparty to issue debt in order to monetize the value of the original contracts to purchase and sell power. The difference between the contract prices at which the VIEs purchase and sell power is used to service the debt of the VIEs, which totaled $721.0 million at March 31, 2005.

        The market price for power at closing of our transaction was higher than the contract price under the existing power sales contracts we assumed. Therefore, we received compensation totaling $308.5 million, equal to the net present value of the difference between the contract price under the power sales contracts and the market price of power at closing. We used a portion of this amount to settle $68.5 million of existing derivative liabilities with the same counterparty, and we also loaned $82.8 million to the holder of the equity in the VIEs. As a result, we received net cash at closing of $157.2 million. We also guaranteed our subsidiaries' performance under the power sales contracts.

        The table below summarizes the transaction and the net cash received at closing:

(In millions)
Gross compensation from original PPA counterparty equal to fair value of power sales contracts at closing	$308.5
Settlement of existing derivative liabilities	(68.5)
Third-party loan secured by equity in VIE	(82.8)

Net cash received at closing	$157.2

        We recorded this transaction in our financial statements at closing as follows:

	Balance Sheet	Cash Flows

Fair value of PPAs assumed (designated as cash flow hedge)	Risk management liabilities	Financing cash inflow
Settlement of existing derivative liabilities	Mark-to- market and risk management liabilities	Operating cash outflow
Third-party loan	Other assets	Investing cash outflow

        We recorded the gross compensation we received to assume the power sales contracts as a financing cash inflow because it constitutes a prepayment for a portion of the market price of power which we will sell to the VIEs over the term of the contracts and does not represent a cash inflow from current period operating activities.

        If the electric distribution utility were to default under its obligation to buy power from the VIEs, the equity holder could transfer its equity interests to us in lieu of repaying the loan. In this event, we would have the right to seek recovery of our losses from the electric distribution utility.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing earnings applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Our dilutive common stock equivalent shares consist of stock options and stock unit awards totaling 1.8 million for the quarter ended March 31, 2005 and 1.1 million for the quarter ended March 31, 2004. Stock options to purchase approximately 0.7 million shares during the first quarter of 2005 were not dilutive and were excluded from the computation of diluted EPS for that period. There were no stock options excluded from the computation of diluted EPS for the quarter ended March 31, 2004.

Stock-Based Compensation

Under our long-term incentive plans, we granted stock options, performance and service-based restricted stock, performance-based units, and equity to officers, key employees, and members of the Board of Directors. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we measure our stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We discuss these plans and accounting further in Note 14 of our 2004 Annual Report on Form 10-K.

        The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock options and stock awards in each period.

	Quarter Ended March 31,
	2005	2004

	(In millions, except per share amounts)
Net income, as reported	$120.7	$66.2
Add: Stock-based compensation expense determined under intrinsic value method and included in reported net income, net of related tax effects	4.5	2.6
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6.6)	(4.1)

Pro-forma net income	$118.6	$64.7

Earnings per share:
Basic — as reported	$0.68	$0.39
Basic — pro forma	0.67	0.38
Diluted — as reported	0.68	0.39
Diluted — pro forma	0.66	0.38

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which changed the accounting for stock-based compensation to require companies to expense stock options and other equity awards based on their grant-date fair values. We discuss SFAS No. 123R in more detail in the Accounting Standards Issued section on page 21.

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

        The change in our "Asset retirement obligations" liability during 2005 was as follows:

(In millions)
Liability at January 1, 2005	$825.0
Accretion expense	15.1
Other	—
Liabilities incurred	—
Liabilities settled	—
Revisions to cash flows	—

Liability at March 31, 2005	$840.1

Workforce Reduction

We incurred costs related to workforce reduction efforts initiated in 2004. We discuss these costs in more detail in Note 2 of our 2004 Annual Report on Form 10-K.

        The following table summarizes the status of the involuntary severance liability:

(In millions)
Severance liability balance at December 31, 2004	$9.7
Amounts recorded as pension and postretirement liabilities	(3.6)

Net cash severance liability	6.1
Cash severance payments	(1.4)
Other	0.2

Severance liability balance at March 31, 2005	$4.9

*Other represents adjustments to estimated severance liability based on additional information.

Discontinued Operations

In March 2005, we reached an agreement in principle to sell to affiliates of The Southern Company (Southern) our Oleander generating facility, a four-unit peaking plant located in Florida, for approximately $206 million, subject to closing adjustments. We executed a purchase and sale agreement in April 2005, and we expect the sale to close late in the second quarter or early in the third quarter of 2005.

        We classified Oleander as held for sale and performed an impairment test under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2005. The impairment test indicated that the carrying value of the plant was higher than its fair value less costs to sell, and therefore we recorded an impairment charge of $4.8 million pre-tax as part of discontinued operations.

        Presented in the table below are certain amounts related to Oleander that are included in "Income from discontinued operations" in our Consolidated Statements of Income.

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$8.5	$8.7
Income before income taxes	5.5	3.6
Net income	3.4	2.2
Pre-tax impairment charge	(4.8)	—
After-tax impairment charge	(3.0)	—
Income from discontinued operations, net of taxes	0.4	2.2

        Presented in the table below are the components of the assets and liabilities held for sale which are included in our merchant energy business segment:

At March 31, 2005

(In millions)
Assets held for sale
Accounts receivable	$2.5
Property, plant and equipment	203.1
Other assets	11.9

Total	$217.5

Liabilities associated with assets held for sale (recorded in "Accrued expenses and other current liabilities")
Accounts payable	$0.2
Other liabilities	0.8

Total	$1.0

Acquisition of Cogenex

In April 2005, we acquired Cogenex Corporation from Alliant Energy Corporation. Cogenex is a North American energy services firm providing consulting and technology solutions to industrial, institutional and government customers. We acquired 100% ownership of Cogenex for approximately $36.4 million. We acquired cash of $14.4 million as part of the purchase.

Information by Operating Segment

Our reportable operating segments are—Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our nonregulated merchant energy business includes:
  –
  full requirements load-serving sales of energy and capacity to utilities and commercial and industrial customers,
  –
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs),
  –
  gas retail energy products and services to commercial and industrial customers,
  –
  fossil, nuclear, and hydroelectric generating facilities and interests in qualifying facilities, fuel processing facilities, and power projects in the United States,
  –
  coal sourcing services for the variable or fixed supply needs of North American and international power generators, and
  –
  operations and maintenance consulting services.
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

        In addition, we own several investments that we do not consider to be core operations. These include financial investments, real estate projects, and interests in a Panamanian distribution facility and in a fund that holds interests in two South American energy projects.

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

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

	(In millions)
Quarter ended March 31,
2005
Unaffiliated revenues	$2,667.6	$491.5	$364.6	$106.1	$—	$3,629.8
Intersegment revenues	225.5	—	1.2	0.2	(226.9)	—

Total revenues	2,893.1	491.5	365.8	106.3	(226.9)	3,629.8
Income from discontinued operations — Oleander	0.4	—	—	—	—	0.4
Net income	48.9	43.5	27.6	0.7	—	120.7
2004
Unaffiliated revenues	$2,122.0	$484.4	$317.9	$105.3	$—	$3,029.6
Intersegment revenues	254.3	—	1.6	—	(255.9)	—

Total revenues	2,376.3	484.4	319.5	105.3	(255.9)	3,029.6
Income from discontinued operations — Oleander	2.2	—	—	—	—	2.2
Loss from discontinued operations — Hawaiian geothermal facility	(46.3)	—	—	—	—	(46.3)
Net (loss) income	(6.8)	45.1	27.8	0.1	—	66.2

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended March 31,
	2005	2004

	(In millions)
Components of net periodic pension benefit cost
Service cost	$11.1	$8.6
Interest cost	20.7	19.3
Expected return on plan assets	(23.9)	(22.4)
Amortization of unrecognized prior service cost	1.4	1.3
Recognized net actuarial loss	5.4	3.5
Amount capitalized as construction cost	(1.7)	(0.7)

Net periodic pension benefit cost	$13.0	$9.6

(1)  Net periodic pension benefit cost excludes a reduction in termination benefits of $0.4 million in 2005. BGE's portion of our net periodic pension benefit cost was $5.1 million in 2005 and $2.0 million in 2004.

We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended March 31,
	2005	2004

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.8	$1.3
Interest cost	5.7	6.6
Amortization of transition obligation	0.5	0.6
Recognized net actuarial loss	1.2	2.0
Amortization of unrecognized prior service cost	(0.8)	(1.0)
Amount capitalized as construction cost	(1.8)	(2.4)

Net periodic postretirement benefit cost	$6.6	$7.1

(1)  BGE's portion of our net periodic postretirement benefit cost was $5.8 million in 2005 and $6.8 million in 2004.

        Our non-qualified pension plans and our postretirement benefit programs are not funded, however we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $2.9 million in pension benefit payments for our non-qualified pension plans and approximately $29.4 million for retiree health and life insurance benefit payments during 2005. We contributed an additional $50 million to our qualified pension plans in March 2005, even though there was no IRS required minimum contribution in 2005.

Financing Activities

During the first quarter of 2005, we entered into a new five-year credit facility totaling $1.5 billion. This new facility replaced two facilities totaling $1,087.5 million—a $640.0 million facility that would have expired in June 2005 and a $447.5 million facility that would have expired in June 2006. Constellation Energy also has an existing $800.0 million revolving credit facility expiring in June 2007 and a $300.0 million facility expiring in June 2009.

        We use these facilities to ensure adequate liquidity to support our operations. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. Additionally, we use the facilities to support letters of credit primarily for our merchant energy business.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $2.6 billion. In addition, BGE maintains $200.0 million in credit facilities. At March 31, 2005, letters of credit that totaled $859.5 million were issued under our facilities.

        Additionally, under our employee benefit plans and shareholder investment plans we issued $26.3 million of common stock during the quarter ended March 31, 2005.

Income Taxes

We have investments in facilities that manufacture solid synthetic fuel produced from coal as defined under Section 29 of the Internal Revenue Code for which we claim tax credits on our Federal income tax return. We recognize the tax benefit of these credits in our Consolidated Statements of Income when we believe it is highly probable that the credits will be sustained.

        As of March 31, 2005, we have recognized cumulative tax benefits associated with Section 29 credits of $225.8 million, of which $24.6 million was recognized during the quarter ended March 31, 2005.

        Section 29 provides for a phase-out of the tax credit if average annual wellhead oil prices increase above certain levels. Each year, we are required to compare average annual wellhead oil prices per barrel as determined by the Internal Revenue Service (IRS) (reference price) to an inflation adjusted oil price for the year, also determined by the IRS. The reference price is determined based on wellhead prices for all domestic oil production as published by the Energy Information Administration and has historically been $3 to $4 per barrel lower than the NYMEX price for light, sweet crude oil. For 2005, we estimate the credit reduction would begin if the reference price exceeds approximately $52 per barrel and would be fully phased out if the reference price exceeds approximately $66 per barrel. We currently believe that the 2005 reference price will not trigger a phase-out of the synthetic fuel tax credits in 2005 and, accordingly, we have recognized the full tax benefit of these credits in our Consolidated Statements of Income for the quarter ended March 31, 2005.

        Although we currently believe the 2005 reference price will not trigger a phase-out of synthetic fuel tax credits, we actively monitor and manage this exposure as part of our ongoing hedging activities. The objective of these activities is to reduce the potential losses we could incur in 2005 should the reference price exceed $52 per barrel.

        While we believe the production and sale of synthetic fuel from all of our synthetic fuel facilities meet the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code, we cannot predict the timing or outcome of any future challenge by the IRS, legislative or regulatory action, oil prices, the effectiveness of our hedging program, or the ultimate impact of such events on the Section 29 credits that we have claimed to date or expect to claim in the future, but the impact could be material to our financial results.

        Our recognition of Section 29 credits reduced our effective tax rate as detailed in the table below. Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

	Quarter Ended March 31,
	2005	2004

	(In millions)
Income before income taxes (excluding BGE preference stock dividends)	$162.8	$154.7
Statutory federal income tax rate	35%	35%

Income taxes computed at statutory federal rate	57.0	54.1
(Decreases) increases in income taxes due to:
Synthetic fuel tax credits	(24.6)	(22.1)
State income taxes, net of federal tax benefit	7.0	7.2
Other	(0.2)	1.9

Total income taxes	$39.2	$41.1

Effective tax rate	24.1%	26.6%

Commitments, Guarantees, and Contingencies

We have made substantial commitments in connection with our merchant energy, regulated electric and gas, and other nonregulated businesses. These commitments relate to:

  •
  purchase of electric generating capacity and energy,
  •
  procurement and delivery of fuels,
  •
  the capacity and transmission and transportation rights for the physical delivery of energy to meet our obligations to our customers, and
  •
  long-term service agreements, capital for construction programs, and other.

        Our merchant energy business has committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated businesses enter into various long-term contracts for the procurement of electricity and for the procurement, transportation, and storage of gas.

        Our other nonregulated businesses have committed to gas purchases, as well as to contribute additional capital for construction programs and joint ventures in which they have an interest.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At March 31, 2005, the total amount of commitments was $5,216.2 million. These commitments are primarily related to our merchant energy business.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2013 and provide for the sale of full requirements energy to electricity distribution utilities and certain retail customers. Our power sales contracts associated with our power plants extend for terms into 2014 and provide for the sale of all or a portion of the actual output of certain of our power plants. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Guarantees

The terms of our guarantees are as follows:

	Expiration
	2005	2006- 2007	2008- 2009	Thereafter	Total

	(In millions)
Competitive Supply	$3,455.0	$1,250.9	$314.6	$1,203.5	$6,224.0
Other	6.7	3.6	15.6	1,255.8	1,281.7

Total	$3,461.7	$1,254.5	$330.2	$2,459.3	$7,505.7

        At March 31, 2005, we had a total of $7,505.7 million in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of our subsidiaries as described below. These guarantees do not represent our incremental obligations, but rather represent parental guarantees of existing subsidiary obligations, and we do not expect to fund the full amount under these guarantees.

  •
  Constellation Energy guaranteed $6,224.0 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the face amount of these guarantees is $6,224.0 million, our calculated fair value of obligations covered by these guarantees was $2,188.5 million at March 31, 2005. If the parent company was required to fund subsidiary obligations, the total amount at current market prices is $2,188.5 million. The recorded fair value of obligations in our Consolidated Balance Sheets for these guarantees was $942.4 million at March 31, 2005.
  •
  Constellation Energy guaranteed $939.3 million primarily on behalf of our nuclear generating facilities primarily related to nuclear insurance and for credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.
  •
  Constellation Energy guaranteed $48.6 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.0 million was recorded in our Consolidated Balance Sheets at March 31, 2005.
  •
  Our merchant energy business guaranteed $19.6 million for loans and other performance guarantees related to certain power projects in which we have an investment.
  •
  Our other nonregulated business guaranteed $10.9 million for performance bonds.

  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At March 31, 2005, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II, an unconsolidated investment, as discussed in more detail in Note 9 of our 2004 Annual Report on Form 10-K.

        The total fair value of the obligations for our guarantees recorded in our Consolidated Balance Sheets was $967.4 million and not the $7.5 billion of total guarantees. We assess the risk of loss from these guarantees to be minimal.

Environmental Matters

Solid and Hazardous Waste

The Environmental Protection Agency (EPA) and several state agencies have notified us that we are considered a potentially responsible party with respect to the clean-up of certain environmentally contaminated sites. We cannot estimate the final clean-up costs for all of these sites, but the costs and current status of each site is described in more detail below.

Metal Bank

In 1997, the EPA, under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), issued a Record of Decision (ROD) for the proposed clean-up at the Metal Bank of America site, a metal reclaimer in Philadelphia. We had previously recorded a liability in our Consolidated Balance Sheets for BGE's 15.47% share of probable clean-up costs. Based on current settlement negotiations among the EPA and the potentially responsible parties involved at the site, we do not believe we will incur clean-up costs in excess of the amount recorded as a liability. The EPA and the potentially responsible parties, including BGE, are currently pursuing claims against Metal Bank of America for an equitable share of expected site remediation costs.

68th Street Dump

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List ("NPL"), which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition, which has entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. While negotiations under this program are ongoing, the 68th Street Dump will not be placed on the NPL. At this stage, it is not possible to predict the outcome of those discussions or our share of the liability. However, the costs could have a material effect on our financial results.

Kane and Lombard

The EPA issued its ROD for the Kane and Lombard Drum site located in Baltimore, Maryland on September 30, 2003. The ROD specifies the clean-up plan for the site, consisting of enhanced reductive dechlorination, a soil management plan, and institutional controls. In July 2004, the EPA issued a Special Notice/Demand Letter to BGE and three other potentially responsible parties regarding implementation of the remedy. In response, the potentially responsible parties have proposed negotiations with the EPA regarding the implementation. The total clean-up costs are estimated to be approximately $10 million. We estimate our current share of site-related costs to be 11.1% of the total. In December 2002, we recorded a liability in our Consolidated Balance Sheets for our share of the clean-up costs that we believe is probable. Our final share of the $10 million has not been determined and it may vary from the current estimate.

Spring Gardens

In December 1996, BGE signed a consent order with the Maryland Department of the Environment that requires it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on the remedial action plans, BGE estimates its probable clean-up costs will total $47 million. BGE has recorded these costs as a liability in its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Based on the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE has recognized by approximately $14 million. Through March 31, 2005, BGE has spent approximately $40 million for remediation at this site.

        BGE also has investigated other small sites where gas was manufactured in the past. We do not expect the clean-up costs of the remaining smaller sites to have a material effect on our financial results.

Legal Proceedings

Western Power Markets

James M. Millar v. Allegheny Energy Supply, Constellation Power Source, Inc., High Desert Power Project, LLC, et al— On December 19, 2003, plaintiffs filed an amended complaint in Superior Court of California, County of San Francisco, naming for the first time, Constellation Power Source, Inc., renamed Constellation Energy Commodities Group (CCG), and High Desert Power Project, LLC (High Desert), two of our subsidiaries, as additional defendants. The complaint is a putative class action on behalf of California electricity consumers and alleges that the defendant power suppliers, including CCG and High Desert, violated California's Unfair Competition Law in connection with certain long-term power contracts that the defendants negotiated with the California Department of Water Resources in 2001 and 2002. Notwithstanding the amended long-term power contracts and the releases and settlement agreements negotiated at the time of such amendments, the plaintiff seeks to have the Court certify the case as a class action and to order the repayment of any monies that were acquired by the defendants under the long-term contracts or the amended long-term contracts by means of unfair competition in violation of California law We believe that we have meritorious defenses to this action and intend to defend against it vigorously. However, we cannot predict the timing, or outcome, of this case, or its possible effect on our results.

City of Tacoma v. AEP, et al.,—The City of Tacoma, on June 7, 2004, in the U.S. District Court, Western District of Washington, filed a complaint against over 60 companies, including CCG. The complaint alleges that the defendants engaged in manipulation of electricity markets resulting in prices for power in the western power markets that were substantially above what market prices would have been in the absence of the alleged unlawful contracts, combinations and conspiracy in violation of Section 1 of the Sherman Act. The complaint further alleges that the total amount of damages is unknown, but is estimated to exceed $175 million. On February 11, 2005, the Court granted the defendants' motion to dismiss the action based on the Court's lack of jurisdiction over the claims in question. The plaintiff has appealed the dismissal of the action to the Ninth Circuit Court of Appeals. We believe that we have meritorious defenses to this action and intend to defend against it vigorously. However, we cannot predict the timing, or outcome, of this case, or its possible effect on our financial results.

Mercury

Beginning in September 2002, BGE, Constellation Energy, and several other defendants have been involved in numerous actions filed in the Circuit Court for Baltimore City, Maryland alleging mercury poisoning from several sources, including coal plants formerly owned by BGE. The plants are now owned by a subsidiary of Constellation Energy. In addition to BGE and Constellation Energy, approximately 11 other defendants, consisting of pharmaceutical companies, manufacturers of vaccines and manufacturers of Thimerosal have been sued. Approximately 70 cases have been filed to date, with each case seeking $90 million in damages from the group of defendants.

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

Employment Discrimination

Miller, et. al v. Baltimore Gas and Electric Company, et al.—This action was filed on September 20, 2000 in the U.S. District Court for the District of Maryland. Besides BGE, Constellation Energy, Constellation Nuclear Power Plants, Inc. and Calvert Cliffs Nuclear Power Plant, Inc. are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The parties have reached a settlement which requires Court approval. Under the settlement, Calvert Cliffs Nuclear Power Plant, Inc. will modify certain employment practices and we have agreed to pay a settlement amount that is not material to our financial results.

Asbestos

Since 1993, BGE has been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

        The first type is direct claims by individuals exposed to asbestos. BGE is involved in these claims with approximately 70 other defendants. Approximately 500 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims are currently pending in state courts in Maryland and Pennsylvania. BGE does not know the specific facts necessary to estimate its potential liability for these claims. The specific facts BGE does not know include:

  •
  the identity of BGE's facilities at which the plaintiffs allegedly worked as contractors,
  •
  the names of the plaintiff's employers,
  •
  the date on which the exposure allegedly occurred, and
  •
  the facts and circumstances relating to the alleged exposure.

        To date, 357 asbestos cases were dismissed or resolved for amounts that were not significant. Approximately 11 cases are currently scheduled for trial through 2006.

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

Insurance

We discuss our nuclear and non-nuclear insurance programs in Note 12 of our 2004 Annual Report on Form 10-K.

SFAS No. 133 Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. We discuss our market risk in more detail in our 2004 Annual Report on Form 10-K.

Interest Rates

We use interest rate swaps to manage our interest rate exposures associated with new debt issuances and to optimize the mix of fixed and floating-rate debt. The swaps used to manage our exposure prior to the issuance of new debt are designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive income" in our Consolidated Balance Sheets, in anticipation of planned financing transactions. We reclassify gains and losses on the hedges from "Accumulated other comprehensive income" into "Interest expense" in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur.

        The swaps used to optimize the mix of fixed and floating-rate debt are designated as fair value hedges under SFAS No. 133. We record any gains or losses on swaps that qualify for fair value hedge accounting treatment, as well as changes in the fair value of the debt being hedged, in "Interest expense," and we record any changes in fair value of the swaps and the debt in "Risk management assets and liabilities" and "Long-term debt" in our Consolidated Balance Sheets. In addition, we record the difference between interest on hedged fixed-rate debt and floating-rate swaps in "Interest expense" in the periods that the swaps settle.

        We had net unrealized pre-tax gains on interest rate cash-flow hedges recorded in "Accumulated other comprehensive income" of $17.6 million at March 31, 2005 and $18.3 million at December 31, 2004. We expect to reclassify $2.9 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        During 2004, to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was $7.9 million at March 31, 2005 and $13.3 million at December 31, 2004 and was recorded as an increase in our "Risk management assets" and "Long-term debt." We have not recognized any hedge ineffectiveness on these interest rate swaps.

Commodity Prices

At March 31, 2005 our merchant energy business had designated certain purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2005 through 2013 under SFAS No. 133.

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

        At March 31, 2005, our merchant energy business has net unrealized pre-tax gains of $191.4 million on these hedges recorded in "Accumulated other comprehensive income." We expect to reclassify $600.1 million of net pre-tax gains on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at March 31, 2005. However, the actual amount reclassified into earnings could vary from the amounts recorded at March 31, 2005 due to future changes in market prices. We recognized into earnings a pre-tax gain of $11.6 million for the quarter ended March 31, 2005 and a pre-tax gain of $15.8 million for the quarter ended March 31, 2004 related to the ineffective portion of our hedges. In addition, during the quarter ended March 31, 2005, we terminated a contract previously designated as a cash-flow hedge. The forecasted transaction originally hedged is no longer probable and as a result we recognized a pre-tax loss of $6.1 million.

        Our merchant energy business also enters into natural gas storage contracts under which the gas in storage qualifies for fair value hedge accounting treatment under SFAS No. 133. For the quarter ended March 31, 2005, we had unrealized pre-tax gains of $1.5 million and unrealized pre-tax losses of $0.9 million due to hedge ineffectiveness resulting in a pre-tax net gain of $0.6 million being recognized into earnings. We record changes in fair value of these hedges as a component of "Fuel and purchased energy expenses" in our Consolidated Statements of Income.

Accounting Standards Issued

SFAS No. 123 Revised

In December 2004, the FASB issued SFAS No. 123 Revised (SFAS No. 123R), Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize compensation expense for all equity-based compensation awards issued to employees. Equity-based compensation awards include stock options, restricted stock, and any other share-based payments. Under SFAS 123R, we must recognize compensation cost over the period during which an employee is required to provide service in exchange for the award. We estimate the fair value of employee stock options using option-pricing models adjusted for the unique characteristics of those instruments.

        We previously disclosed in our 2004 Annual Report on Form 10-K that we planned to adopt SFAS No. 123R effective July 1, 2005. However, based on Final Rule 74 issued by the Securities and Exchange Commission in April 2005, which delayed the implementation of SFAS No. 123R, we currently plan to adopt SFAS No. 123R effective January 1, 2006.

        We expect to adopt SFAS No. 123R using the Modified Prospective Application method without restatement of prior periods. Under this method, we will begin to amortize compensation cost for the remaining portion of our outstanding awards on the adoption date for which the requisite service has not yet been rendered. Compensation cost for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS 123 in the Stock-Based Compensation section on page 12. We will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R.

        Currently, we are evaluating the impact of adopting this standard on our financial results. However, we do not believe the impact of this standard on our ongoing operating results will be materially different than the results as disclosed on a pro-forma basis in the Stock-Based Compensation section on page 12.

FIN 47

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies that asset retirement obligations that are conditional upon a future event are subject to the provisions of SFAS No. 143. Under SFAS No. 143, we are required to recognize an estimated liability for legal obligations associated with the retirement of long-lived assets. We are currently evaluating the impact of this Interpretation.

Related Party Transactions—BGE

Income Statement

BGE provides standard offer service to those customers that do not choose an alternate supplier. Our wholesale marketing and risk management operation provided BGE with the energy and capacity required to meet its commercial and industrial standard offer service obligations through June 30, 2004 and provides the energy and capacity required to meet its residential standard offer service obligations through June 30, 2006. Effective July 1, 2004, BGE executed one and two-year contracts for commercial and industrial electric power supply totaling approximately 2,300 megawatts. Our wholesale marketing and risk management operation is supplying a significant portion of this electric power supply.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was $213.1 million for the quarter ended March 31, 2005 compared to $240.4 million for the same period in 2004.

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $25.0 million for the quarter ended March 31, 2005 compared to $17.6 million for the quarter ended March 31, 2004.

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had invested $295.1 million at March 31, 2005 and $127.9 million at December 31, 2004 under this arrangement.

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

        We believe our allocation methods are reasonable and approximate the costs that would be charged to unaffiliated entities.

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is a North American energy company that conducts its business through various subsidiaries including a merchant energy business and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements on page 14.

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

        Our 2004 Annual Report on Form 10-K includes a detailed discussion of various items impacting our business, our results of operations, and our financial condition. These include:

  •
  Introduction and Overview section which provides a description of our business segments,
  •
  Strategy section,
  •
  Business Environment section, including how regulation, weather, and other factors affect our business, and
  •
  Critical Accounting Policies section.

        Critical accounting policies are the accounting policies that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgment. Our critical accounting policies include revenue recognition/mark-to-market accounting, evaluation of assets for impairment and other than temporary decline in value, and asset retirement obligations.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters ended March 31, 2005 and 2004. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

        We have organized our discussion and analysis as follows:

  •
  We describe changes to our business environment during the year.
  •
  We highlight significant events that occurred in 2005 that are important to understanding our results of operations and financial condition.
  •
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  •
  We review our financial condition, addressing our sources and uses of cash, capital resources, commitments, and liquidity.
  •
  We conclude with a discussion of our exposure to various market risks.

Business Environment

With the shift toward customer choice, competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 43. We discuss our market risks in the Market Risk section on page 40.

        In this section, we discuss in more detail events which have impacted our business during the quarter ended March 31, 2005.

Regulation by the Maryland PSC

Base Rates

On April 29, 2005, BGE filed an application for a $52.7 million annual increase in our gas base rates. The Maryland Public Service Commission (Maryland PSC) is currently reviewing our application and is expected to issue an order by late November 2005. We cannot provide assurance that the Maryland PSC will approve the rate increase request, or if it does, that it will grant BGE the full amount requested.

Federal Regulation

Federal Energy Legislation

Federal energy legislation was passed by the U.S. House of Representatives in April 2005. However, the legislation remains subject to action by the U.S. Senate. As a result, we cannot predict the impact of potential legislation on our financial results at this time.

Environmental Matters

Air Quality

National Ambient Air Quality Standards (NAAQS)

The NAAQS are federal air quality standards that establish maximum ambient air concentrations for the following specific pollutants: ozone (smog), carbon monoxide, lead, particulates, sulfur dioxide (SO2), and nitrogen dioxide (NO2). Our generating facilities are primarily affected by ozone and particulates standards. Ozone is formed when sunlight interacts with emissions of nitrogen oxides (NOx) and volatile organic compounds (such as from motor vehicle exhaust). Our generating facilities are subject to various permits and programs meant to achieve or preserve attainment of the standards for all these pollutants.

        In order for states to achieve compliance with the NAAQS, the Environmental Protection Agency (EPA) adopted the Clean Air Interstate Rule (CAIR) in March 2005 to further reduce ozone and fine particulate pollution by addressing the interstate transport of SO2 and NOx emissions from fossil fuel-fired plants located primarily in the Eastern United States. The NOx reduction requirements will be phased-in starting in 2009 with both annual and ozone season reduction requirements. The phase-in will be complete by 2015. The SO2 reduction requirements will be phased-in starting in 2010 with the phase-in complete by 2015. According to the EPA, when fully implemented, CAIR will reduce SO2 emissions in the affected states by over 70 percent and reduce NOx emissions by over 60 percent from 2003 levels. Although CAIR provides the overall reduction requirements for SO2 and NOx, we do not yet know the impact on our facilities as that will be determined by the affected states in which our facilities operate. We are in the process of evaluating the impact of the rules on our financial results based on the information currently available to us. As of the filing date of this report, we believe that the environmental capital expenditure estimates provided in Item 1. Business—Environmental Matters in our 2004 Annual Report on Form 10-K remain reasonable projections. Additional federal and/or state legislation or regulation requiring further emission reductions from our facilities could be adopted.

Hazardous Air Emissions

The Clean Air Act requires the EPA to evaluate the public health impacts of hazardous air emissions from electric steam generating facilities. In March 2005, the EPA finalized regulations to reduce the emissions of mercury from coal-fired facilities. Under the Clean Air Mercury Rule (CAMR) the EPA has decided to regulate mercury through a market-based cap and trade program that will reduce nationwide utility emissions of mercury in two phases. Unlike the proposed rule, the final CAMR does not address emissions of nickel. The first phase of the program will begin in 2010. Additional mercury reductions will be required in the second phase of the program starting in 2018. According to the EPA, the CAMR will reduce mercury emissions from all affected coal-fired power plants by about 19 percent from 1999 levels in 2010, mostly from controls installed to comply with CAIR. The EPA expects total mercury reductions from all affected coal-fired plants of about 69 percent from 1999 levels by 2018. The CAMR will affect all coal or waste coal fired boilers at our generating facilities. Although our planned capital expenditures for compliance with CAIR are anticipated to enable us to substantially meet the mercury reduction requirements under the first phase of the cap and trade program, the overall cost of compliance with the CAMR, including complying with the requirements under the second phase of the program, could be material. We are currently evaluating the impact of the rule on our financial results.

        You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 18 and in our 2004 Annual Report on Form 10-K in Item 1. Business—Environmental Matters.

Accounting Standards Issued

We discuss recently issued accounting standards in the Accounting Standards Issued section of the Notes to Consolidated Financial Statements beginning on page 21.

Events of 2005

Discontinued Operations

In March 2005, we reached an agreement in principle to sell our Oleander generating facility to affiliates of The Southern Company for approximately $206 million, subject to closing adjustments. We expect the sale to close in late second quarter or early third quarter of 2005. We discuss our planned sale of the Oleander generating facility in more detail in the Notes to Consolidated Financial Statements on page 13.

Acquisition of Cogenex

In April 2005, we acquired Cogenex Corporation from Alliant Energy Corporation. Cogenex is a North American energy services firm providing consulting and technology solutions to industrial, institutional and government customers. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 14.

Results of Operations for the Quarter Ended March 31, 2005
Compared with the Same Period of 2004

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in other income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 35.

Overview

Results

	Quarter Ended March 31,
	2005	2004

	(In millions, after tax)
Merchant energy	$48.5	$37.3
Regulated electric	43.5	45.1
Regulated gas	27.6	27.8
Other nonregulated	0.7	0.1

Income from Continuing Operations	120.3	110.3
Income from discontinued operations (see Notes)	0.4	2.2
Loss from discontinued operations	—	(46.3)

Net Income	$120.7	$66.2

Quarter Ended March 31, 2005

Our total net income for the quarter ended March 31, 2005 increased $54.5 million, or $0.29 per share, compared to the same period of 2004 mostly because of the following:

  •
  We recorded a $46.3 million after-tax, or $0.27 per share, loss from discontinued operations on our Hawaiian geothermal facility in the first quarter of 2004 which had a negative impact in that period.
  •
  We realized higher gross margin from our wholesale competitive supply activities, which included the monetization of a power purchase agreement.
  •
  We had higher earnings of approximately $19 million after-tax at the Nine Mile Point facility primarily due to the timing of the 2005 refueling outage compared to 2004 and the absence of an outage we experienced in January 2004 that had a negative impact in that period.

        These increases were partially offset by the following:

  •
  We had lower earnings of approximately $18 million after-tax at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) primarily related to the timing of a refueling outage which occurred in the first quarter of 2005 compared to the second quarter of 2004.
  •
  We had lower earnings due to the higher pre-tax losses of $13.8 million associated with economic hedges that do not qualify for cash-flow hedge accounting treatment. We discuss these economic hedges in more detail in the Mark-to-Market Revenues section on page 29.
  •
  We had lower earnings from our regulated businesses due to an increase in operating expenses as we continue to invest in reliability and due to slightly warmer weather in the first quarter of 2005 compared to the same period of 2004. These negative items were partially offset by higher earnings due to customer growth and higher usage.

        Earnings per share was also impacted by additional dilution resulting from the issuance of common stock including 6.0 million shares on July 1, 2004 related to the acquisition of Ginna.

        In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business

Background

Our merchant energy business is a competitive provider of energy solutions for various customers. We discuss the impact of deregulation on our merchant energy business in Item 1. Business—Competition section of our 2004 Annual Report on Form 10-K.

        We record merchant energy revenues and expenses in our financial results in different periods depending upon which portion of our business they affect. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2004 Annual Report on Form 10-K. We summarize our policies as follows:

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

        Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of our contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our revenues in the Competitive Supply—Mark-to-Market Revenues section on page 28. We discuss mark-to-market accounting and the accounting policies for the merchant energy business further in the Critical Accounting Policies section and in Note 1 of our 2004 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$2,893.1	$2,376.3
Fuel and purchased energy expenses	(2,382.9)	(1,947.7)
Operating expenses	(329.9)	(270.3)
Depreciation and amortization	(62.9)	(54.3)
Accretion of asset retirement obligations	(15.1)	(11.2)
Taxes other than income taxes	(24.5)	(20.9)

Income from Operations	$77.8	$71.9

Income from Continuing Operations (after-tax)	$48.5	$37.3
Income from discontinued operations (after-tax)	0.4	2.2
Loss from discontinued operations (after-tax)	—	(46.3)

Net Income (Loss)	$48.9	$(6.8)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues and Fuel and Purchased Energy Expenses

Our merchant energy business manages the revenues we realize from the sale of energy to our customers and our costs of procuring fuel and energy. The difference between revenues and fuel and purchased energy expenses is the gross margin of our merchant energy business, and this measure is a useful tool for assessing the profitability of our merchant energy business. Accordingly, we believe it is appropriate to discuss the operating results of our merchant energy business by analyzing the changes in gross margin between periods. In managing our portfolio, we occasionally terminate, restructure, or acquire contracts. Such transactions are within the normal course of managing our portfolio and may materially impact the timing of our recognition of revenues, fuel and purchased energy expenses, and cash flows.

        We analyze our merchant energy gross margin in the following categories because of the risk profile of each category, differences in the revenue sources, and the nature of fuel and purchased energy expenses. With the exception of a portion of our competitive supply activities that we are required to account for using the mark-to-market method of accounting, all of these activities are accounted for on an accrual basis.

  •
  Mid-Atlantic Region—our fossil, nuclear, and hydroelectric generating facilities and load-serving activities in the PJM Interconnection (PJM) region for which the output is primarily used to serve BGE. This also includes active portfolio management of the generating assets and other physical and financial contractual arrangements, as well as other PJM competitive supply activities.
  •
  Plants with Power Purchase Agreements—our generating facilities outside the Mid-Atlantic Region with long-term power purchase agreements, including the Nine Mile Point, Ginna, University Park, and High Desert facilities.
  •
  Wholesale Competitive Supply—our marketing and risk management operation that provides energy products and services outside the Mid-Atlantic Region primarily to distribution utilities, power generators, and other wholesale customers.
  •
  Retail Competitive Supply—our operation that provides electric and gas energy products and services to commercial and industrial customers.
  •
  Other—our investments in qualifying facilities and domestic power projects and our operations and maintenance consulting services.

        We provide a summary of our revenues, fuel and purchased energy expenses, and gross margin as follows:

	Quarter Ended March 31,
	2005		2004

	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Region	$494.8		$431.3
Plants with Power Purchase Agreements	192.5		125.3
Competitive Supply
Retail	1,320.5		1,025.4
Wholesale	868.5		774.1
Other	16.8		20.2

Total	$2,893.1		$2,376.3

Fuel and purchased energy expenses:
Mid-Atlantic Region	$(313.4)		$(227.5)
Plants with Power Purchase Agreements	(15.3)		(10.5)
Competitive Supply
Retail	(1,257.5)		(969.7)
Wholesale	(796.7)		(740.0)
Other	—		—

Total	$(2,382.9)		$(1,947.7)

Gross Margin:		% of Total		% of Total
Mid-Atlantic Region	$181.4	36%	$203.8	47%
Plants with Power Purchase Agreements	177.2	35	114.8	27
Competitive Supply
Retail	63.0	12	55.7	13
Wholesale	71.8	14	34.1	8
Other	16.8	3	20.2	5

Total	$510.2	100%	$428.6	100%

Mid-Atlantic Region

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$494.8	$431.3
Fuel and purchased energy expenses	(313.4)	(227.5)

Gross margin	$181.4	$203.8

The decrease in gross margin during the quarter ended March 31, 2005 compared to the same period of 2004 is primarily due to lower generation at Calvert Cliffs mostly because of the timing of the refueling outage resulting in lower gross margin of approximately $12 million. The refueling outage occurred during the first quarter of 2005 compared to the second quarter of 2004. In addition, we had lower gross margin mostly because of the timing of earnings related to new load-serving contracts during the quarter ended March 31, 2005 compared to the same period of 2004.

Plants with Power Purchase Agreements

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$192.5	$125.3
Fuel and purchased energy expenses	(15.3)	(10.5)

Gross margin	$177.2	$114.8

The increase in gross margin during the quarter ended March 31, 2005 compared to the same period of 2004 was primarily due to $46.7 million from Ginna which was acquired in June 2004. This increase in gross margin at Ginna includes an increase in revenues of $49.0 million. We also had higher gross margin of $9.8 million at our Nine Mile Point facility that benefited from the absence of an unplanned outage that occurred in January 2004 and a refueling outage that began later in the first quarter of 2005 compared to 2004.

Competitive Supply

Retail

	Quarter Ended March 31,
	2005	2004

	(In millions)
Accrual revenues	$1,321.6	$1,026.5
Mark-to-market revenues	(1.1)	(1.1)
Fuel and purchased energy expenses	(1,257.5)	(969.7)

Gross margin	$63.0	$55.7

The increase in gross margin from our retail competitive supply activities during the quarter ended March 31, 2005 compared to the same period of 2004 is primarily due to serving 3.5 million more megawatt hours, partially offset by lower realized contract margins per megawatt hour.

Wholesale

	Quarter Ended March 31,
	2005	2004

	(In millions)
Accrual revenues	$846.0	$764.8
Fuel and purchased energy expenses	(796.7)	(740.0)

Wholesale accrual activities	49.3	24.8
Mark-to-market revenues	22.5	9.3

Gross Margin	$71.8	$34.1

We analyze our wholesale accrual and mark-to-market competitive supply activities separately below.

Wholesale Accrual Activities

Our wholesale marketing and risk management operation had higher gross margin during the quarter ended March 31, 2005 compared to the same period of 2004 primarily due to approximately $43 million of newly originated and realized business in power, gas, and coal, partially offset by a decrease of approximately $19 million in the realization of contracts originated in prior periods. A substantial portion of newly originated gross margin related to the monetization of a power purchase agreement during the first quarter of 2005. The power purchase agreement would have otherwise delivered through December 2006. This sale for cash allowed us to eliminate performance risk by the counterparty under the original contract.

Mark-to-Market Revenues

Mark-to-market revenues include net gains and losses from origination and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2004 Annual Report on Form 10-K.

        As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market revenues and earnings will fluctuate. We cannot predict these fluctuations, but the impact on our revenues and earnings could be material. We discuss our market risk in more detail in the Market Risk section in our 2004 Annual Report on Form 10-K. The primary factors that cause fluctuations in our mark-to-market revenues and earnings are:

  •
  the number, size, and profitability of new transactions including termination or restructuring of existing contracts,
  •
  the number and size of our open derivative positions, and
  •
  changes in the level and volatility of forward commodity prices and interest rates.

        Mark-to-market revenues were as follows:

	Quarter Ended March 31,
	2005	2004

	(In millions)
Unrealized revenues
Origination transactions	$1.9	$—

Risk management
Unrealized changes in fair value	19.5	8.2
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	(11.8)	(15.0)

Total risk management	7.7	(6.8)

Total unrealized revenues*	9.6	(6.8)
Realized revenues	11.8	15.0

Total mark-to-market revenues	$21.4	$8.2

* Total unrealized revenues is the sum of origination transactions and total risk management.

        Origination gains arise from contracts that our wholesale marketing and risk management operation structures to meet the risk management needs of our customers. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction.

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

        Mark-to-market revenues increased $13.2 million during the quarter ended March 31, 2005 compared to the same period of 2004 mostly because of an increase in unrealized changes in fair value. Unrealized changes in fair value increased primarily due to:

  •
  changes in the value of open positions as a result of energy prices, price volatility, and other factors of approximately $11.6 million, and
  •
  changes in valuation adjustments of $15.4 million. These were primarily due to changes in close-out adjustments. These close-out adjustments are determined by the change in open positions, new transactions where we did not have observable market price information, and existing transactions where we have now observed sufficient market price information and/or we realized cash flows since the transactions' inception. We discuss the close-out adjustment in more detail in the Critical Accounting Policies section of our 2004 Annual Report on Form 10-K.

        These increases in unrealized changes in fair value were partially offset by the impact of $13.8 million of higher mark-to-market losses on economic hedges that did not qualify for cash-flow hedge accounting treatment as discussed in more detail below.

        In the first quarter of 2005, increasing forward prices shifted value between accrual load-serving contracts and associated mark-to-market hedges, producing a timing difference in the recognition of earnings on these transactions. These mark-to-market hedges are economically effective; however, they do not qualify for cash-flow hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, we recorded higher pre-tax losses of $13.8 million on the mark-to-market hedges during the quarter ended March 31, 2005 compared to the same period of 2004. This mark-to-market loss is expected to be offset as we realize the related accrual load-serving contracts in cash in future periods.

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts and consisted of the following:

	March 31, 2005	December 31, 2004

	(In millions)
Current Assets	$765.8	$567.3
Noncurrent Assets	547.6	359.8

Total Assets	1,313.4	927.1

Current Liabilities	756.1	559.7
Noncurrent Liabilities	482.4	315.0

Total Liabilities	1,238.5	874.7

Net mark-to-market energy asset	$74.9	$52.4

        The following are the primary sources of the change in the net mark-to-market energy asset during the first quarter of 2005:

	(In millions)
Fair value beginning of period		$52.4
Changes in fair value recorded as revenues
Origination gains	$1.9
Unrealized changes in fair value	19.5
Changes in valuation techniques	—
Reclassification of settled contracts to realized	11.8

Total changes in fair value recorded as revenues		33.2
Changes in value of exchange-listed futures and options		(32.6)
Net change in premiums on options		25.7
Other changes in fair value		(3.8)

Fair value at end of period		$74.9

        Components of changes in the net mark-to-market energy asset that affected revenues include:

  •
  Origination gains represent the initial unrealized fair value at the time these contracts are executed to the extent permitted by applicable accounting rules.
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
  •
  Reclassification of settled contracts to realized represent the portion of previously unrealized amounts settled during the period and recorded as realized revenues.

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

        The settlement terms of the net mark-to-market energy asset and sources of fair value as of March 31, 2005 are as follows:

	Settlement Term

								Fair Value
	2005	2006	2007	2008	2009	2010	Thereafter

	(In millions)
Prices provided by external sources (1)	$(7.4)	$30.0	$68.6	$57.5	$(1.2)	$—	$—	$147.5
Prices based on models	(7.7)	(5.4)	(30.1)	(32.8)	3.6	1.2	(1.4)	(72.6)

Total net mark-to-market energy asset	$(15.1)	$24.6	$38.5	$24.7	$2.4	$1.2	$(1.4)	$74.9

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

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2006, but up to 2009, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2005, depending upon the region,
  •
  forward purchases and sales of electric capacity for delivery terms primarily through 2006, but up to 2007, depending upon the region,
  •
  forward purchases and sales of natural gas, coal and oil for delivery terms primarily through 2007, but up to 2008, depending upon the commodity, and
  •
  options for the purchase and sale of natural gas, coal, and oil for delivery terms through 2006.

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

        The electricity, fuel, and other energy contracts we hold have varying terms to maturity, ranging from contracts for delivery the next hour to contracts with terms of ten years or more. Because an active, liquid electricity futures market comparable to that for other commodities has not developed, the majority of contracts used in the wholesale marketing and risk management operation are direct contracts between market participants and are not exchange-traded or financially settling contracts that can be readily liquidated in their entirety through an exchange or other market mechanism. Consequently, we and other market participants generally realize the value of these contracts as cash flows become due or payable under the terms of the contracts rather than through selling or liquidating the contracts themselves.

        Consistent with our risk management practices, the amounts shown in the table on the previous page as being valued using prices from external sources include the portion of long-term contracts for which we can obtain reliable prices from external sources. The remaining portions of these long-term contracts are shown in the table as being valued using models. In order to realize the entire value of a long-term contract in a single transaction, we would need to sell or assign the entire contract. If we were to sell or assign any of our long-term contracts in their entirety, we may not realize the entire value reflected in the table. However, based upon the nature of the wholesale marketing and risk management operation, we expect to realize the value of these contracts, as well as any contracts we may enter into in the future to manage our risk, over time as the contracts and related hedges settle in accordance with their terms. Generally, we do not expect to realize the value of these contracts and related hedges by selling or assigning the contracts themselves in total.

        The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of March 31, 2005 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Risk Management Assets and Liabilities

We record derivatives that qualify for designation as hedges under SFAS No. 133 in "Risk management assets and liabilities" in our Consolidated Balance Sheets. Our risk management assets and liabilities consisted of the following:

	March 31, 2005	December 31, 2004

	(In millions)
Current Assets	$745.1	$471.5
Noncurrent Assets	511.7	306.2

Total Assets	1,256.8	777.7

Current Liabilities	278.1	304.3
Noncurrent Liabilities	1,064.0	472.2

Total Liabilities	1,342.1	776.5

Net risk management (liability) asset	$(85.3)	$1.2

        The increase in our net risk management liability was due primarily to our assumption of power sale agreements in connection with a customer contract restructuring, partially offset by increases in the value of our power and gas hedges due to higher forward market prices. We discuss the customer contract restructuring transaction in more detail in the Notes to Consolidated Financial Statements on page 11.

Other

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$16.8	$20.2

Our merchant energy business holds up to a 50% voting interest in 24 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 24 projects, 17 are "qualifying facilities" that receive certain exemptions and pricing under the Public Utility Regulatory Policy Act of 1978 based on the facilities' energy source or the use of a cogeneration process.

        We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss the impact of subsidies from the State of California in more detail in the Merchant Energy Business—Other section in our 2004 Annual Report on Form 10-K.

        We discuss certain risks and uncertainties in more detail in our Forward Looking Statements section on page 43. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock.

        If our strategy were to change from an intent to hold to an intent to sell for any of our equity-method investments in qualifying facilities or power projects, we would need to adjust their book value to fair value, and that adjustment could be material. If we were to sell these investments in the current market, we may have losses that could be material.

Operating Expenses

Our merchant energy business operating expenses increased $59.6 million in 2005 compared to 2004 mostly due to the following:

  •
  an increase of $38.1 million due to Ginna which was acquired in June 2004,
  •
  an increase at our Calvert Cliffs facility of $25.5 million, including $17.5 million of costs associated with the refueling outage that occurred in the first quarter of 2005 compared with the refueling outage that occurred in the second quarter of 2004, and
  •
  an increase at our wholesale marketing and risk management operation and our retail commercial and industrial operation totaling $15.4 million primarily related to higher compensation and benefit costs and the impact of inflation on other costs.

        These increases in expenses were partially offset by lower operating expenses of $22.5 million at Nine Mile Point, including the timing of the refueling outage as previously discussed.

Depreciation and Amortization Expense

Merchant energy depreciation and amortization expense increased during the quarter ended March 31, 2005 compared to the same period of 2004 mostly due to $4.8 million related to Ginna. We also had $2.4 million higher depreciation and amortization expense related to our South Carolina synthetic fuel facility during the quarter ended March 31, 2005 compared to the same period of 2004.

Accretion of Asset Retirement Obligations

Merchant energy accretion expense increased during the quarter ended March 31, 2005 compared to the same period of 2004 mostly due to the recognition of $3.0 million at Ginna.

Taxes Other Than Income Taxes

Merchant energy taxes other than income taxes increased during the quarter ended March 31, 2005 compared to the same period of 2004 mostly due to $1.7 million related to property taxes for Ginna and $1.7 million related to higher gross receipts taxes at our retail electric operation.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2004 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$491.5	$484.4
Electricity purchased for resale expenses	(242.1)	(240.4)
Operations and maintenance expenses	(75.9)	(66.9)
Depreciation and amortization	(47.4)	(47.8)
Taxes other than income taxes	(34.4)	(33.5)

Income from Operations	$91.7	$95.8

Net Income	$43.5	$45.1

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business decreased during the quarter ended March 31, 2005 compared to the same period of 2004 mostly because of increased operations and maintenance expenses of $5.5 million after-tax primarily due to higher compensation and benefit costs and the impact of inflation on other costs.

        These unfavorable results were partially offset by increased revenues less electricity purchased for resale expenses of $3.3 million after-tax.

Electric Revenues

The changes in electric revenues in 2005 compared to 2004 were caused by:

Quarter Ended March 31, 2005 vs. 2004

(In millions)
Distribution volumes	$0.6
Standard offer service	6.8

Total change in electric revenues from electric system sales	7.4
Other	(0.3)

Total change in electric revenues	$7.1

Distribution Volumes

Distribution volumes are sales to customers in BGE's service territory for the delivery service BGE provides at rates set by the Maryland PSC.

        The percentage changes in our distribution volumes, by type of customer, in 2005 compared to 2004 were:

Quarter Ended March 31, 2005 vs. 2004

Residential	(1.6)%
Commercial	6.3
Industrial	(13.9)

        In 2005, we distributed less electricity to residential customers compared to 2004 mostly due to milder winter weather partially offset by an increased number of customers. We distributed more electricity to commercial customers mostly due to increased usage per customer and an increased number of customers, partially offset by milder winter weather. We distributed less electricity to industrial customers mostly due to decreased usage by industrial customers.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative generation supplier as discussed in Item 1. Business—Electric Regulatory Matters and Competition section of our 2004 Annual Report on Form 10-K.

        Standard offer service revenues increased in 2005 compared to 2004 mostly due to an increase in the standard offer service rates.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $9.0 million in 2005 compared to 2004 mostly due to higher compensation and benefit costs and the impact of inflation on other costs.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2004 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$365.8	$319.5
Gas purchased for resale expenses	(260.3)	(216.0)
Operations and maintenance expenses	(31.9)	(28.3)
Depreciation and amortization	(12.2)	(12.1)
Taxes other than income taxes	(9.4)	(9.1)

Income from operations	$52.0	$54.0

Net Income	$27.6	$27.8

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Gas Revenues

The changes in gas revenues in 2005 compared to 2004 were caused by:

Quarter Ended March 31, 2005 vs. 2004

(In millions)
Distribution volumes	$(3.7)
Base rates	—
Weather normalization	5.7
Gas cost adjustments	7.4

Total change in gas revenues from gas system sales	9.4
Off-system sales	36.9
Other	—

Total change in gas revenues	$46.3

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2005 compared to 2004 were:

Quarter Ended March 31, 2005 vs 2004

Residential	(6.8)%
Commercial	0.4
Industrial	(2.6)

        In 2005, we distributed less gas to residential customers compared to 2004 mostly due to decreased usage per customer and milder winter weather, partially offset by an increased number of customers. We distributed less gas to industrial customers mostly due to a decreased number of customers.

Base Rates

On April 29, 2005, BGE filed an application for a $52.7 million annual increase in our gas base rates. The Maryland PSC is currently reviewing our application and is expected to issue an order by late November 2005. We cannot provide assurance that the Maryland PSC will approve the rate increase request, or if it does, that it will grant BGE the full amount requested.

Weather Normalization

The Maryland PSC allows us to record a monthly adjustment to our gas distribution revenues to eliminate the effect of abnormal weather patterns on our gas distribution sales volumes. This means our monthly gas base rate revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments

We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2004 Annual Report on Form 10-K.

        Gas cost adjustment revenues increased in 2005 compared to 2004 because we sold gas at a higher price partially offset by less gas sold.

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

        Revenues from off-system gas sales increased in 2005 compared to 2004 because we sold more gas at a higher price.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs increased in 2005 compared to 2004 because we purchased more gas at a higher price.

Other Nonregulated Businesses

Results

	Quarter Ended March 31,
	2005	2004

	(In millions)
Revenues	$106.3	$105.3
Operating expenses	(85.6)	(86.8)
Depreciation and amortization	(11.2)	(7.4)
Taxes other than income taxes	(0.2)	(0.5)

Income from Operations	$9.3	$10.6

Net Income	$0.7	$0.1

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

As previously discussed in our 2004 Annual Report on Form 10-K, we decided to sell certain non-core assets and accelerate the exit strategies on other assets that we will continue to hold and own over the next several years. While our intent is to dispose of these assets, market conditions and other events beyond our control may affect the actual sale of these assets. In addition, a future decline in the fair value of these assets could result in additional losses.

Consolidated Nonoperating Income and Expenses

Other Income

During the quarter ended March 31, 2005, other income increased $5.7 million compared to the same period of 2004 primarily because of higher interest and investment income due to a higher cash balance and higher decommissioning earnings.

Fixed Charges

During the quarter ended March 31, 2005, total fixed charges decreased $3.9 million compared to the same period of 2004 mostly because of the benefit of lower interest rates due to interest rate swaps entered into during the third quarter of 2004 and a lower level of debt outstanding. We discuss the interest rate swaps in more detail in the Notes to Consolidated Financial Statements on page 20.

        During the quarter ended March 31, 2005, total fixed charges at BGE decreased $1.8 million compared to the same period of 2004 mostly because of a lower level of debt outstanding.

Income Taxes

During the quarter ended March 31, 2005, our income taxes decreased $1.9 million compared to the same period of 2004 mostly because of an increase in synthetic fuel tax credits claimed in 2005. We discuss our synthetic fuel tax credits in more detail in the Notes to Consolidated Financial Statements section on page 16.

        During the quarter ended March 31, 2005, income taxes at BGE decreased $2.6 million compared to the same period of 2004 mostly because of lower taxable income.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the first quarter of 2005 and 2004, excluding the impact of changes in intercompany balances.

	2005 Segment Cash Flows			Consolidated Cash Flows
	Quarter Ended March 31, 2005			Quarter Ended March 31,
	Merchant	Regulated	Other	2005	2004

	(In millions)
Operating Activities
Net income	$48.9	$71.1	$0.7	$120.7	$66.2
Non-cash adjustments to net income	124.5	56.7	19.8	201.0	240.9
Changes in working capital	25.0	100.1	(64.2)	60.9	62.2
Pension and postemployment benefits*				(33.4)	(36.9)
Other	(17.2)	5.5	12.1	0.4	(0.8)

Net cash provided by (used in) operating activities	181.2	233.4	(31.6)	349.6	331.6

Investing activities
Investments in property, plant and equipment	(78.9)	(57.8)	(7.1)	(143.8)	(171.3)
Acquisitions, net of cash acquired	(3.5)	—	—	(3.5)	—
Contributions to nuclear decommissioning trust funds	(4.4)	—	—	(4.4)	(8.8)
Sale of investments and other assets	—	—	0.3	0.3	6.7
Issuances of loans receivable	(176.4)	—	—	(176.4)	—
Other investments	51.3	(20.4)	4.4	35.3	(7.4)

Net cash used in investing activities	(211.9)	(78.2)	(2.4)	(292.5)	(180.8)

Cash flows from operating activities less cash flows from investing activities	$(30.7)	$155.2	$(34.0)	57.1	150.8

Financing Activities*
Net repayment of debt				(19.7)	(4.5)
Proceeds from issuance of common stock				26.3	15.2
Common stock dividends paid				(50.2)	(43.5)
Proceeds from acquired contracts				308.5	—
Other				(25.4)	1.5

Net cash provided by (used in) financing activities				239.5	(31.3)

Net Increase in Cash and Cash Equivalents				$296.6	$119.5

*Items are not allocated to the business segments because they are managed for the company as a whole.

Cash Flows from Operating Activities

Cash provided by operating activities was $349.6 million in 2005 compared to $331.6 million in 2004. Net income was $54.5 million higher in 2005 compared to 2004. This was partially offset by a decrease in non-cash adjustments to net income of $39.9 million in 2005 compared to 2004 primarily due to a decrease in loss from discontinued operations. Changes in working capital had a positive impact of $60.9 million on cash flow from operations in 2005 compared to $62.2 million in 2004. The net decrease of $1.3 million was primarily due to $68.5 million of cash paid to settle derivative liabilities, substantially offset by an increase in cash collateral received from counterparties by our merchant energy business. The $68.5 million of cash paid to settle derivative liabilities related to a customer contract restructuring which is discussed in more detail in the Notes to the Consolidated Financial Statements on page 11.

Cash Flows from Investing Activities

Cash used in investing activities was $292.5 million in 2005 compared to $180.8 million in 2004. The increase in cash used in 2005 compared to 2004 was primarily due to $176.4 million from issuances of loans receivable, partially offset by a $27.5 million decrease in cash paid for investments in property, plant and equipment and an increase of $42.7 million of cash provided by other investing activities. The $176.4 million issuances of loans receivable consisted of $93.6 million attributable to our merchant energy business' commodity activities and $82.8 million related to a customer contract restructuring which is discussed in more detail in the Notes to the Consolidated Financial Statements on page 11.

Cash Flows from Financing Activities

Cash provided by financing activities was $239.5 million in 2005 compared to cash used in financing activities of $31.3 million in 2004. The increase in cash in 2005 compared to 2004 was primarily due to $308.5 million related to a customer contract restructuring which is discussed in more detail in the Notes to the Consolidated Financial Statements on page 11, partially offset by an increase in cash used for repayments of long-term debt, higher dividend payments, and an increase in cash paid for other financing activities in 2005 compared to 2004. In April 2005, we received $73 million in cash for another contract restructuring transaction previously disclosed in our 2004 Annual Report on Form 10-K.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At March 31, 2005, we had approximately $2.6 billion of credit under three facilities. These facilities include:

  •
  an $800.0 million three-year revolving credit facility that expires in June 2007,
  •
  a $300.0 million five-year revolving credit facility that expires in June 2009, and
  •
  a $1.5 billion five-year revolving credit facility that expires in June 2010.

        We use these facilities to ensure adequate liquidity to support our operations. We can borrow directly from the banks or use the facilities to allow the issuance of commercial paper. Additionally, we use these facilities to support letters of credit primarily for our merchant energy business.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $2.6 billion. At March 31, 2005, letters of credit that totaled $859.5 million were issued under all of our facilities, which results in approximately $1.7 billion of unused credit facilities.

BGE

BGE maintains $200.0 million in annual committed credit facilities, expiring May through November of 2005, in order to allow commercial paper to be issued. BGE can borrow directly from the banks or use the facilities to allow commercial paper to be issued. As of March 31, 2005, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

Capital Resources

Our estimated annual amounts for the years 2005 and 2006 are shown in the table below.

        We will continue to have cash requirements for:

  •
  working capital needs,
  •
  payments of interest, distributions, and dividends,
  •
  capital expenditures, and
  •
  the retirement of debt and redemption of preference stock.

        Capital requirements for 2005 and 2006 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 43. We discuss the potential impact of environmental legislation in more detail in Item 1. Business—Environmental Matters section of our 2004 Annual Report on Form 10-K. We discuss regulations recently adopted by the EPA and their impact on our capital requirements in the Environmental Matters section on page 24.

Calendar Year Estimates	2005	2006

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$180	$175
Nuclear fuel	125	120
Environmental controls	5	45
Portfolio acquisitions/investments	145	155
Technology/other	135	115

Total merchant energy capital requirements	590	610
Other nonregulated capital requirements	35	5

Total nonregulated capital requirements	625	615

Regulated Capital Requirements:
Regulated electric	250	280
Regulated gas	55	50

Total regulated capital requirements	305	330

Total capital requirements	$930	$945

Capital Requirements

Merchant Energy Business

Our merchant energy business' capital requirements consist of its continuing requirements, including expenditures for:

  •
  improvements to generating plants,
  •
  nuclear fuel costs,
  •
  upstream gas investments,
  •
  portfolio acquisitions and other investments,
  •
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions regulations, and
  •
  enhancements to our information technology infrastructure.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability.

Funding for Capital Requirements

We discuss our funding for capital requirements in our 2004 Annual Report on Form 10-K.

Contractual Payment Obligations and Committed Amounts

We enter into various agreements that result in contractual payment obligations in connection with our business activities. These obligations primarily relate to our financing arrangements (such as long-term debt, preference stock, and operating leases), purchases of capacity and energy to support the growth in our merchant energy business activities, and purchases of fuel and transportation to satisfy the fuel requirements of our power generating facilities.

        Our total contractual payment obligations as of March 31, 2005, increased $554.3 million during the first quarter of 2005 primarily due to new contracts related to nuclear fuel and coal procurement. We detail our contractual payment obligations in the following table:

	Payments
	2005	2006- 2007	2008- 2009	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$313.1	$638.3	$518.3	$2,322.7	$3,792.4
Interest	158.0	396.7	335.0	1,612.5	2,502.2

Total	471.1	1,035.0	853.3	3,935.2	6,294.6
BGE
Principal	21.6	565.3	307.5	589.2	1,483.6
Interest	66.1	138.7	78.3	806.6	1,089.7

Total	87.7	704.0	385.8	1,395.8	2,573.3
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]	88.2	224.0	83.9	173.6	569.7
Purchase obligations:[3]
Purchased capacity and energy[4]	573.4	790.4	271.4	163.2	1,798.4
Fuel and transportation[5]	1,302.4	1,307.6	256.2	151.4	3,017.6
Other	91.8	67.9	53.1	187.4	400.2
Other noncurrent liabilities:
Postretirement and postemployment benefits[6]	29.8	74.0	79.9	193.0	376.7
Other	1.6	—	—	—	1.6

Total contractual payment obligations	$2,646.0	$4,202.9	$1,983.6	$6,389.6	$15,222.1

1 Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $381.6 million early through put options and remarketing features. Interest on variable rate debt is included based on the March 31, 2005 forward curve for interest rates.

2 Our operating lease commitments include future payment obligations under certain power purchase agreements as discussed further in Note 11 of our 2004 Annual Report on Form 10-K.

3 Contracts to purchase goods or services that specify all significant terms. Amounts related to certain purchase obligations are based on future purchase expectations which may differ from actual purchases.

4 Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including both the fixed payment portions of tolling contracts and estimated variable payments under unit-contingent power purchase agreements. We have recorded $13.3 million of liabilities related to purchased capacity and energy obligations at March 31, 2005 in our Consolidated Balance Sheets.

5 We have recorded liabilities of $7.6 million related to fuel and transportation obligations at March 31, 2005 in our Consolidated Balance Sheets.

6 Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded on the Consolidated Balance Sheets.

        The table below presents our contingent obligations. Our contingent obligations increased $764.1 million during the first quarter of 2005, primarily due to additional letters of credit and guarantees by the parent company for subsidiary obligations to third parties in support of the growth of our merchant energy business. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties. Our calculation of the fair value of subsidiary obligations covered by the $6,224.0 million of parent company guarantees was $2,188.5 million at March 31, 2005. Accordingly, if the parent company was required to fund subsidiary obligations, the total amount at current market prices is $2,188.5 million.

	Expiration
	2005	2006- 2007	2008- 2009	There- after	Total

	(In millions)
Contingent Obligations
Letters of credit	$793.5	$66.0	$—	$—	$859.5
Guarantees—competitive supply[1]	3,455.0	1,250.9	314.6	1,203.5	6,224.0
Other guarantees, net[2]	6.7	3.6	15.6	1,230.8	1,256.7

Total contingent obligations	$4,255.2	$1,320.5	$330.2	$2,434.3	$8,340.2

1 While the face amount of these guarantees is $6,224.0 million, we do not expect to fund the full amount. In the event the parent were required to fulfill subsidiary obligations, our calculation of the fair value of obligations covered by these guarantees was $2,188.5 million at March 31, 2005.

2 Other guarantees in the above table are shown net of liabilities of $25.0 million recorded at March 31, 2005 in our Consolidated Balance Sheets.

Liquidity Provisions

In many cases, customers of our wholesale marketing and risk management operation rely on the creditworthiness of Constellation Energy. A decline below investment grade by Constellation Energy would negatively impact the business prospects of that operation.

        We regularly review our liquidity needs to ensure that we have adequate facilities available to meet collateral requirements. This includes having liquidity available to meet margin requirements for our wholesale marketing and risk management operation and our retail competitive supply activities.

        We have certain agreements that contain provisions that would require additional collateral upon significant credit rating decreases in the Senior Unsecured Debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under counterparty contracts related to our wholesale marketing and risk management operation, we are obligated to post collateral if Constellation Energy's senior, unsecured credit ratings decline below established contractual levels. Based on contractual provisions, we estimate that we would have additional collateral obligations based on downgrades to the following credit ratings for our Senior Unsecured Debt:

Credit Ratings Downgraded to	Incremental Obligations	Cumulative Obligations

	(In millions)
BBB-/Baa3	$365	$365
Below investment grade	803	1,168

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, which could be material. At March 31, 2005, we had approximately $1.9 billion of unused credit facilities.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2005, the debt to capitalization ratio as defined in the credit agreements was no greater than 54%. Certain credit facilities of BGE contain provisions requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2005, the debt to capitalization ratio for BGE as defined in these credit agreements was 45%. At March 31, 2005, no amount is outstanding under these facilities.

Off-Balance Sheet Arrangements

We discuss our off-balance sheet arrangements in our 2004 Annual Report on Form 10-K.

Market Risk

Commodity Risk

We measure the sensitivity of our wholesale marketing and risk management mark-to-market energy contracts to potential changes in market prices using value at risk. Value at risk represents the potential pre-tax loss in the fair value of our wholesale marketing and risk management mark-to-market energy assets and liabilities over one and ten-day holding periods. We discuss value at risk in more detail in the Market Risk section of our 2004 Annual Report on Form 10-K. The table below is the value at risk associated with our wholesale marketing and risk management operation's mark-to-market energy assets and liabilities, including both trading and non-trading activities.

Quarter Ended March 31, 2005

(In millions)
99% Confidence Level, One-Day Holding Period
Average	$3.4
High	5.8
95% Confidence Level, One-Day Holding Period
Average	2.6
High	4.4
95% Confidence Level, Ten-Day Holding Period
Average	8.3
High	14.0

        The following table details our value at risk for the trading portion of our wholesale marketing and risk management mark-to-market energy assets and liabilities over a one-day holding period at a 99% confidence level for the first quarter of 2005:

Quarter Ended March 31, 2005

(In millions)
Average	$2.7
High	4.6

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

Wholesale Credit Risk

We actively manage the credit portfolio of our wholesale marketing and risk management operation to attempt to reduce the impact of counterparty default. As of March 31, 2005 and December 31, 2004, the credit portfolio of our wholesale marketing and risk management operation had the following public credit ratings:

	March 31, 2005	December 31, 2004

Rating
Investment Grade [1]	58%	62%
Non-Investment Grade	19	15
Not Rated	23	23

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Compared to December 31, 2004, we experienced a slight deterioration in the credit quality of our publicly rated wholesale marketing and risk management portfolio. The decline in investment grade equivalent counterparties is primarily due to increased exposure to lower credit quality fuel and power supply counterparties.

        In addition to the credit ratings provided by the major credit rating agencies, we utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. The Not Rated category in the table above includes counterparties that do not have public credit ratings and include governmental entities, municipalities, cooperatives, power pools, and other load-serving entities, and marketers for which we determine creditworthiness based on internal credit ratings.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

	March 31, 2005	December 31, 2004

Investment Grade Equivalent	76%	74%
Non-Investment Grade	24	26

        Compared to December 31, 2004, the credit quality of our wholesale marketing and risk management portfolio improved slightly. A portion of our wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing and risk management operation that are accounted for using mark-to-market accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities at March 31, 2005:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(Dollars in millions)
Investment grade	$945	$20	$925	1	$208
Split rating	—	—	—	—	—
Non-investment grade	269	144	125	—	—
Internally rated — investment grade	238	6	232	—	—
Internally rated — non-investment grade	122	74	48	—	—

Total	$1,574	$244	$1,330	1	$208

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

        We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our liquidity in the Financial Condition section on page 39.

Interest Rate Risk, Retail Credit Risk, Foreign Currency Risk, and Equity Price Risk

We discuss our exposure to interest rate risk, retail credit risk, foreign currency risk, and equity price risk in the Market Risk section of our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  SFAS No. 133 hedging activities section in the Notes to Consolidated Financial Statements beginning on page 20,
  •
  activities of our wholesale marketing and risk management operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 25,
  •
  evaluation of commodity and credit risk in the Market Risk section of Management's Discussion and Analysis beginning on page 40, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 23.

Item 4. Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Constellation Energy or BGE have been detected. These inherent limitations include errors by personnel in executing controls due to faulty judgment or simple mistakes, which could occur in situations such as when personnel performing controls are new to a job function or when inadequate resources are applied to a process. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or personnel, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Except as discussed below, during the quarter ended March 31, 2005, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

        As previously disclosed in Item 9A. Controls and Procedures of our 2004 Annual Report on Form 10-K, during January 2005, Constellation Energy implemented a new enterprise reporting platform, which included a general ledger and various sub-ledgers, for certain of its operating subsidiaries. Following this implementation, substantially all of Constellation Energy's operating subsidiaries are using the new system. The implementation affected systems that include certain internal controls, and accordingly, the implementation required revisions to our internal control over financial reporting. We reviewed the system during and following the implementation, as well as the controls affected by the implementation of the system and made appropriate changes to affected internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements on page 19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs

January 1 – January 31, 2005	608	$43.86	—	—
February 1 – February 28, 2005	2,142	51.58	—	—
March 1 – March 31, 2005	—	—	—	—

Total	2,750	$49.87	—	—

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances,
  •
  the liquidity and competitiveness of wholesale markets for energy commodities,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
  •
  the ability to attract and retain customers in our competitive supply activities and to adequately forecast their energy usage,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted on a transitional basis in those markets,
  •
  regulatory or legislative developments that affect deregulation, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to nuclear power plants, safety, or environmental compliance,
  •
  the inability of Baltimore Gas and Electric Company (BGE) to recover all its costs associated with providing electric residential customers service during the electric rate freeze period,
  •
  the conditions of the capital markets, interest rates, availability of credit, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and BGE's ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
  •
  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),

  •
  changes in accounting principles or practices,
  •
  losses on the sale or write down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets, and
  •
  cost and other effects of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.

Item 6. Exhibits

*	Exhibit No. 3	Bylaws of BGE, as amended to April 30, 1999 (Designated as Exhibit 3(f) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910).
	Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
	Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
	Exhibit No. 31(a)	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(b)	Certification of Executive Vice President, Chief Financial Officer, and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(a)	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(b)	Certification of Executive Vice President, Chief Financial Officer, and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: May 9, 2005
/s/  E. FOLLIN SMITH
E. Follin Smith,
Executive Vice President of Constellation Energy Group, Inc. and Senior Vice President of Baltimore Gas and Electric Company, and as Principal Financial Officer of each Registrant

QuickLinks

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Variable Interest Entities
Customer Contract Restructuring
Earnings Per Share
Stock-Based Compensation
Accretion of Asset Retirement Obligations
Workforce Reduction
Discontinued Operations
Acquisition of Cogenex
Information by Operating Segment
  Pension and Postretirement Benefits
  Financing Activities
  Income Taxes
  Commitments, Guarantees, and Contingencies
  Long-Term Power Sales Contracts
  Guarantees
  Environmental Matters
  Legal Proceedings
  Insurance
  SFAS No. 133 Hedging Activities
  Interest Rates
  Commodity Prices
  Accounting Standards Issued
  SFAS No. 123 Revised
  FIN 47
  Related Party Transactions—BGE
  Income Statement
  Balance Sheet
  Item 2. Management's Discussion
  Management's Discussion and Analysis of Financial Condition and Results of Operations
  Introduction and Overview
  Business Environment
  Regulation by the Maryland PSC
  Federal Regulation
  Environmental Matters
  Accounting Standards Issued
  Events of 2005
  Discontinued Operations
  Acquisition of Cogenex
  Results of Operations for the Quarter Ended March 31, 2005 Compared with the Same Period of 2004
  Overview
  Quarter Ended March 31, 2005
  Merchant Energy Business
  Regulated Electric Business
  Regulated Gas Business
  Other Nonregulated Businesses
  Consolidated Nonoperating Income and Expenses
  Other Income
  Fixed Charges
  Income Taxes
  Financial Condition
  Cash Flows
  Available Sources of Funding
  Capital Resources
  Funding for Capital Requirements
  Contractual Payment Obligations and Committed Amounts
  Liquidity Provisions
  Off-Balance Sheet Arrangements
  Market Risk
  Commodity Risk
  Wholesale Credit Risk
  Interest Rate Risk, Retail Credit Risk, Foreign Currency Risk, and Equity Price Risk
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
Item 6. Exhibits
SIGNATURE