Form 10-Q
period 2008-03-31
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2008-05-09
CIK 9466, 1004440

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

         Indicate by check mark whether Constellation Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether Baltimore Gas and Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 178,381,136 shares outstanding of Constellation Energy Group, Inc. on April 30, 2008.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2008	2007

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$3,726.9	$4,193.8
Regulated electric revenues	709.3	514.8
Regulated gas revenues	391.0	402.5

Total revenues	4,827.2	5,111.1
Expenses
Fuel and purchased energy expenses	3,743.1	4,016.7
Operating expenses	590.1	568.7
Depreciation, depletion, and amortization	148.3	132.4
Accretion of asset retirement obligations	16.6	17.7
Taxes other than income taxes	74.8	73.2

Total expenses	4,572.9	4,808.7

Income from Operations	254.3	302.4
Other Income, primarily interest income	42.3	42.4
Fixed Charges
Interest expense	78.8	80.3
Interest capitalized and allowance for borrowed funds used during construction	(7.1)	(3.8)
BGE preference stock dividends	3.3	3.3

Total fixed charges	75.0	79.8

Income from Continuing Operations Before Income Taxes	221.6	265.0
Income Tax Expense	75.9	67.7

Income from Continuing Operations	145.7	197.3
Loss from discontinued operations, net of income taxes of $0.8	—	(1.6)

Net Income	$145.7	$195.7

Earnings Applicable to Common Stock	$145.7	$195.7

Average Shares of Common Stock Outstanding—Basic	178.2	180.6
Average Shares of Common Stock Outstanding—Diluted	180.2	182.8
Earnings Per Common Share from Continuing Operations—Basic	$0.82	$1.09
Loss from discontinued operations	—	(0.01)

Earnings Per Common Share—Basic	$0.82	$1.08

Earnings Per Common Share from Continuing Operations—Diluted	$0.81	$1.08
Loss from discontinued operations	—	(0.01)

Earnings Per Common Share—Diluted	$0.81	$1.07

Dividends Declared Per Common Share	$0.4775	$0.435

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2008	2007

	(In millions)
Net Income	$145.7	$195.7
Other comprehensive income (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net income, net of taxes	177.0	399.4
Net unrealized gain on hedging instruments, net of taxes	361.6	310.3
Available-for-sale securities:
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	(0.3)	(0.9)
Net unrealized loss on securities, net of taxes	(45.1)	(19.5)
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	5.1	6.3
Net unrealized (loss) gain on foreign currency, net of taxes	(2.5)	0.3

Comprehensive Income	$641.5	$891.6

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2008*	December 31, 2007

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$662.6	$1,095.9
Accounts receivable (net of allowance for uncollectibles of $139.3 and $44.9, respectively)	4,560.5	4,289.5
Fuel stocks	609.2	591.3
Materials and supplies	208.9	207.5
Derivative assets	1,843.0	760.6
Unamortized energy contract assets	86.5	32.0
Deferred income taxes	—	300.7
Other	445.7	408.1

Total current assets	8,416.4	7,685.6

Investments and Other Noncurrent Assets
Nuclear decommissioning trust funds	1,274.4	1,330.8
Other investments	541.1	542.2
Regulatory assets (net)	548.6	576.2
Goodwill	261.3	261.3
Derivative assets	1,472.4	1,030.2
Unamortized energy contract assets	194.7	178.3
Other	366.6	370.6

Total investments and other noncurrent assets	4,659.1	4,289.6

Property, Plant and Equipment
Property, plant and equipment	14,605.7	14,138.2
Nuclear fuel (net of amortization)	347.2	374.3
Accumulated depreciation	(4,843.7)	(4,745.4)

Net property, plant and equipment	10,109.2	9,767.1

Total Assets	$23,184.7	$21,742.3

* Unaudited

See Notes to Consolidated Financial Statements.

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2008*	December 31, 2007

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$14.0
Current portion of long-term debt	232.8	380.6
Accounts payable and accrued liabilities	2,931.8	2,630.1
Customer deposits and collateral	202.2	146.6
Derivative liabilities	1,847.4	1,134.3
Unamortized energy contract liabilities	389.7	392.2
Deferred income taxes	95.3	—
Accrued expenses and other	742.0	956.0

Total current liabilities	6,441.2	5,653.8

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,415.7	1,588.5
Asset retirement obligations	934.5	917.6
Derivative liabilities	1,480.3	1,118.9
Unamortized energy contract liabilities	1,132.2	1,218.6
Defined benefit obligations	762.3	828.6
Deferred investment tax credits	48.8	50.5
Other	167.1	155.9

Total deferred credits and other noncurrent liabilities	5,940.9	5,878.6

Long-term Debt, net of current portion	4,686.7	4,660.5
Minority Interests	19.9	19.2
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,544.5	2,513.3
Retained earnings	3,958.3	3,919.5
Accumulated other comprehensive loss	(596.8)	(1,092.6)

Total common shareholders' equity	5,906.0	5,340.2

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$23,184.7	$21,742.3

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2008	2007

	(In millions)
Cash Flows From Operating Activities
Net income	$145.7	$195.7
Adjustments to reconcile to net cash provided by operating activities
Depreciation, depletion, and amortization	137.6	126.4
Accretion of asset retirement obligations	16.6	17.7
Deferred income taxes	(53.7)	23.2
Investment tax credit adjustments	(1.6)	(1.7)
Deferred fuel costs	15.9	(173.5)
Defined benefit obligation expense	28.8	34.2
Defined benefit obligation payments	(91.2)	(138.2)
Gains on sale of assets	(21.8)	—
Gains on termination of contracts	(65.7)	—
Equity in earnings of affiliates (more than) less than dividends received	(3.6)	15.8
Derivative power sales contracts classified as financing activities under SFAS No. 149	1.5	1.5
Changes in
Accounts receivable	(197.2)	234.6
Derivative assets and liabilities	(1.2)	118.3
Materials, supplies, and fuel stocks	(19.4)	155.8
Other current assets	23.3	(7.4)
Accounts payable and accrued liabilities	313.5	(62.6)
Other current liabilities	78.3	(196.8)
Other	39.3	6.0

Net cash provided by operating activities	345.1	349.0

Cash Flows From Investing Activities
Investments in property, plant and equipment	(388.4)	(272.7)
Acquisitions, net of cash acquired	(156.9)	(212.0)
Investments in nuclear decommissioning trust fund securities	(124.7)	(140.0)
Proceeds from nuclear decommissioning trust fund securities	106.0	131.2
Proceeds from sales of property, plant and equipment	63.8	—
Increase in restricted funds	(39.3)	(15.3)
Other	(0.6)	16.1

Net cash used in investing activities	(540.1)	(492.7)

Cash Flows From Financing Activities
Net repayment of short-term borrowings	(14.0)	—
Proceeds from issuance of
Common stock	3.9	22.1
Long-term debt	—	10.0
Repayment of long-term debt	(149.7)	(126.5)
Common stock dividends paid	(79.3)	(68.5)
Reacquisition of common stock	—	(77.6)
Proceeds from contract and portfolio acquisitions	—	27.0
Derivative power sales contracts classified as financing activities under SFAS No. 149	(1.5)	(1.5)
Other	2.3	6.2

Net cash used in financing activities	(238.3)	(208.8)

Net Decrease in Cash and Cash Equivalents	(433.3)	(352.5)
Cash and Cash Equivalents at Beginning of Period	1,095.9	2,289.1

Cash and Cash Equivalents at End of Period	$662.6	$1,936.6

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended March 31,
	2008	2007

	(In millions)
Revenues
Electric revenues	$709.4	$514.8
Gas revenues	396.4	407.3

Total revenues	1,105.8	922.1
Expenses
Operating expenses
Electricity purchased for resale	455.3	274.2
Gas purchased for resale	270.0	284.1
Operations and maintenance	133.6	123.1
Depreciation and amortization	62.7	58.9
Taxes other than income taxes	46.5	45.8

Total expenses	968.1	786.1

Income from Operations	137.7	136.0
Other Income	8.0	5.2
Fixed Charges
Interest expense	35.0	28.6
Allowance for borrowed funds used during construction	(1.0)	(0.4)

Total fixed charges	34.0	28.2

Income Before Income Taxes	111.7	113.0
Income Taxes	35.4	43.7

Net Income	76.3	69.3
Preference Stock Dividends	3.3	3.3

Earnings Applicable to Common Stock	$73.0	$66.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2008*	December 31, 2007

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$30.4	$17.6
Accounts receivable (net of allowance for uncollectibles of $21.9 and $20.3, respectively)	397.3	316.7
Accounts receivable, unbilled (net of allowance for uncollectibles of $0.8 and $0.8, respectively)	178.3	209.5
Investment in cash pool, affiliated company	41.1	78.4
Accounts receivable, affiliated companies	3.2	4.2
Fuel stocks	18.9	98.8
Materials and supplies	41.0	42.7
Prepaid taxes other than income taxes	24.8	49.9
Regulatory assets (net)	61.7	74.9
Restricted cash	77.9	39.2
Other	5.8	7.4

Total current assets	880.4	939.3

Investments and Other Assets
Regulatory assets (net)	548.6	576.2
Receivable, affiliated company	142.3	149.2
Other	122.8	148.1

Total investments and other assets	813.7	873.5

Utility Plant
Plant in service
Electric	4,307.7	4,244.4
Gas	1,192.9	1,181.7
Common	453.4	456.1

Total plant in service	5,954.0	5,882.2
Accumulated depreciation	(2,109.0)	(2,080.8)

Net plant in service	3,845.0	3,801.4
Construction work in progress	194.4	166.4
Plant held for future use	2.4	2.4

Net utility plant	4,041.8	3,970.2

Total Assets	$5,735.9	$5,783.0

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2008*	December 31, 2007

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$230.3	$375.0
Accounts payable and accrued liabilities	156.1	182.4
Accounts payable and accrued liabilities, affiliated companies	161.3	164.5
Customer deposits	86.8	70.5
Current portion of deferred income taxes	37.9	44.1
Accrued taxes	68.8	34.4
Accrued expenses and other	101.4	96.3

Total current liabilities	842.6	967.2

Deferred Credits and Other Liabilities
Deferred income taxes	792.2	785.6
Payable, affiliated company	245.1	243.7
Deferred investment tax credits	11.6	11.9
Other	30.4	33.6

Total deferred credits and other liabilities	1,079.3	1,074.8

Long-term Debt
Rate stabilization bonds	623.2	623.2
First refunding mortgage bonds	—	119.7
Other long-term debt	1,189.5	1,214.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated business	25.0	25.0
Unamortized discount and premium	(2.5)	(2.6)
Current portion of long-term debt	(230.3)	(375.0)

Total long-term debt	1,862.6	1,862.5

Minority Interest	16.7	16.8
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	831.8	758.8
Accumulated other comprehensive income	0.7	0.7

Total common shareholder's equity	1,744.7	1,671.7

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$5,735.9	$5,783.0

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Three Months Ended March 31,	2008	2007

	(In millions)
Cash Flows From Operating Activities
Net income	$76.3	$69.3
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation and amortization	66.0	62.0
Deferred income taxes	(6.1)	58.0
Investment tax credit adjustments	(0.4)	(0.4)
Deferred fuel costs	15.9	(173.5)
Defined benefit plan expenses	9.5	10.1
Allowance for equity funds used during construction	(1.9)	(0.7)
Changes in
Accounts receivable	(49.4)	(84.1)
Accounts receivable, affiliated companies	1.0	0.5
Materials, supplies, and fuel stocks	81.6	83.7
Other current assets	26.7	39.6
Accounts payable and accrued liabilities	(26.3)	(15.8)
Accounts payable and accrued liabilities, affiliated companies	(3.2)	(13.7)
Other current liabilities	52.7	1.3
Long-term receivables and payables, affiliated companies	(1.2)	(50.0)
Other	22.1	12.2

Net cash provided by (used in) operating activities	263.3	(1.5)

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(114.0)	(85.4)
Change in cash pool at parent	37.3	212.3
Proceeds from sales of property, plant and equipment	12.9	—
Increase in restricted funds	(38.7)	—

Net cash (used in) provided by investing activities	(102.5)	126.9

Cash Flows From Financing Activities
Repayment of long-term debt	(144.7)	(121.4)
Preference stock dividends paid	(3.3)	(3.3)

Net cash used in financing activities	(148.0)	(124.7)

Net Increase in Cash and Cash Equivalents	12.8	0.7
Cash and Cash Equivalents at Beginning of Period	17.6	10.9

Cash and Cash Equivalents at End of Period	$30.4	$11.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various factors can have a significant impact on our results for interim periods. This means that the results for this quarter are not necessarily indicative of future quarters or full year results given the seasonality of our business.

        Our interim financial statements on the previous pages reflect all adjustments that management believes are necessary for the fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature.

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of Constellation Energy Group, Inc. (Constellation Energy) and Baltimore Gas and Electric Company (BGE). References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

Reclassifications

We have reclassified certain prior-period amounts:

  •
  Revenues for the three months ended March 31, 2007 were increased to reflect the reclassification of $55.7 million from fuel and purchased energy expenses to conform with the current presentation.
  •
  Derivative assets and liabilities as of December 31, 2007 reflect the adoption of Staff Position FIN No. 39-1, Amendment of FASB Interpretation No. 39, on January 1, 2008. We discuss the adoption of Staff Position No. 39-1 in more detail on page 21.
  •
  We have separately presented "Restricted cash" that was previously reported within "Other current assets" on BGE's Consolidated Balance Sheet.

Variable Interest Entities

We have a significant interest in the following variable interest entities (VIE) for which we are not the primary beneficiary:

VIE	Nature of Involvement	Date of Involvement

Power projects	Equity investment and guarantees	Prior to 2003
Power contract monetization entities	Power sale agreements, loans, and guarantees	March 2005
Retail power supply	Power sale agreement	September 2006

        We discuss the nature of our involvement with the power contract monetization VIEs in detail in Note 4 of our 2007 Annual Report on Form 10-K.

        The following is summary information available as of March 31, 2008 about the VIEs in which we have a significant interest, but are not the primary beneficiary:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$678.6	$360.1	$1,038.7
Total liabilities	535.3	201.6	736.9
Our ownership interest	—	45.0	45.0
Other ownership interests	143.3	113.5	256.8
Our maximum exposure to loss	54.0	148.9	202.9

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities.

        Our maximum exposure to loss as of March 31, 2008 consists of the following:

  •
  outstanding receivables, loans and letters of credit totaling $155.9 million,
  •
  the carrying amount of our investment totaling $45.0 million, and
  •
  debt and performance guarantees totaling $2.0 million.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Workforce Reduction Costs

We incurred costs related to workforce reduction efforts initiated in 2006 and 2007. We discuss these costs in more detail in Note 2 of our 2007 Annual Report on Form 10-K.

        The following table summarizes the status of the involuntary severance liability, initiated in 2006, for Nine Mile Point and Calvert Cliffs at March 31, 2008:

(In millions)
Initial severance liability balance[1]	$19.6
Amounts recorded as pension and postretirement liabilities	(7.3)

Net cash severance liability	12.3
Cash severance payments	(11.2)
Other	—

Severance liability balance at March 31, 2008	$1.1

1 The severance liability above includes $1.6 million of costs that the joint owner of Nine Mile Point Unit 2 reimbursed us.

        The following table summarizes the status of the involuntary severance liability, initiated in 2007, for Nine Mile Point at March 31, 2008:

(In millions)
Initial severance liability balance[1]	$2.6
Amounts recorded as pension and postretirement liabilities	(1.5)

Net cash severance liability	1.1
Cash severance payments	(0.1)
Other	(0.1)

Severance liability balance at March 31, 2008	$0.9

1 Includes $0.3 million to be reimbursed from co-owner.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing earnings applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Non-dilutive stock options	0.6	—
Dilutive common stock equivalent shares	2.0	2.2

Accretion of Asset Retirement Obligations

We discuss our asset retirement obligations in more detail in Note 1 of our 2007 Annual Report on Form 10-K. The change in our "Asset retirement obligations" liability during 2008 was as follows:

(In millions)
Liability at January 1, 2008	$917.6
Accretion expense	16.6
Liabilities incurred	0.3
Liabilities settled	—
Revisions to cash flows	—
Other	—

Liability at March 31, 2008	$934.5

Asset Acquisition

Hillabee Energy Center

In February 2008, we acquired the Hillabee Energy Center, a partially completed 774MW gas-fired combined cycle power generation facility located in Alabama for $156.9 million (including direct costs), which we accounted for as an asset acquisition. We allocated the purchase price primarily to the equipment with lesser amounts allocated to land and contracts acquired. We plan to complete the construction of this facility and expect it to be ready for commercial operation in early 2010.

Information by Operating Segment

Our reportable operating segments are Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our merchant energy business is nonregulated and includes:
  —
  full requirements load-serving sales of energy and capacity to utilities, cooperatives, and commercial, industrial, and governmental customers,
  —
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs),
  —
  deployment of risk capital through portfolio management and trading activities,
  —
  gas retail energy products and services to commercial, industrial, and governmental customers,
  —
  fossil, nuclear, and interests in hydroelectric generating facilities and qualifying facilities, and power projects in the United States,
  —
  upstream (exploration and production) and downstream (transportation and storage) natural gas operations,
  —
  coal sourcing and logistics services for the variable or fixed supply needs of global customers, and
  —
  generation operations and maintenance.

  •
  Our regulated electric business purchases, transmits, distributes, and sells electricity in Central Maryland.
  •
  Our regulated gas business purchases, transports, and sells natural gas in Central Maryland.

        Our remaining nonregulated businesses:

  •
  design, construct, and operate renewable energy, heating, cooling, and cogeneration facilities for commercial, industrial, and governmental customers throughout North America,
  •
  provide home improvements, service electric and gas appliances, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide natural gas marketing to residential customers in Central Maryland, and
  •
  develop and deploy new nuclear plants in North America.

        Our Merchant Energy, Regulated Electric, and Regulated Gas reportable segments are strategic businesses based principally upon regulations, products, and services that require different technologies and marketing strategies. We evaluate the performance of these segments based on net income. We account for intersegment revenues using market prices. A summary of information by operating segment is shown in the table below.

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

	(In millions)
Quarter ended March 31,
2008
Unaffiliated revenues	$3,667.8	$709.3	$391.0	$59.1	$—	$4,827.2
Intersegment revenues	294.2	0.1	5.4	0.1	(299.8)	—

Total revenues	3,962.0	709.4	396.4	59.2	(299.8)	4,827.2
Net income	72.2	33.7	39.4	0.4	—	145.7
2007
Unaffiliated revenues	$4,119.1	$514.8	$402.5	$74.7	$—	$5,111.1
Intersegment revenues	322.9	—	4.8	—	(327.7)	—

Total revenues	4,442.0	514.8	407.3	74.7	(327.7)	5,111.1
Loss from discontinued operations	(1.6)	—	—	—	—	(1.6)
Net income	120.0	32.2	33.7	9.8	—	195.7

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Components of net periodic pension benefit cost
Service cost	$15.0	$12.5
Interest cost	27.5	24.4
Expected return on plan assets	(30.9)	(26.6)
Recognized net actuarial loss	5.9	8.0
Amortization of prior service cost	2.9	1.3
Amount capitalized as construction cost	(2.7)	(3.0)

Net periodic pension benefit cost[1]	$17.7	$16.6

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $4.5 million in 2008 and $5.2 million in 2007.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.7	$1.7
Interest cost	6.7	6.2
Amortization of transition obligation	0.5	0.5
Recognized net actuarial loss	1.0	1.4
Amortization of prior service cost	(0.9)	(0.8)
Amount capitalized as construction cost	(2.1)	(2.1)

Net periodic postretirement benefit cost[1]	$6.9	$6.9

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $3.7 million in 2008 and $4.0 million in 2007.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $8.1 million in pension benefit payments for our non-qualified pension plans and approximately $33.9 million for retiree health and life insurance benefit payments during 2008. We contributed $76 million to our qualified pension plans in March 2008.

Financing Activities

Constellation Energy had bank lines of credit under facilities totaling $4.6 billion at March 31, 2008 for short-term financial needs. These facilities can issue letters of credit up to approximately $4.6 billion. Letters of credit issued under all of our facilities totaled $2.6 billion at March 31, 2008.

        BGE had a $400.0 million five-year revolving credit facility expiring in 2011 at March 31, 2008. BGE can borrow directly from the banks, use the facilities to allow commercial paper to be issued or issue letters of credit. As of March 31, 2008, BGE had $1.0 million in letters of credit issued, which results in $399.0 million in unused credit facilities.

Maryland Settlement Agreement

In March 2008, Constellation Energy, BGE and a Constellation Energy affiliate entered into a settlement agreement with the State of Maryland, the Public Service Commission of Maryland (Maryland PSC) and certain State of Maryland officials to resolve pending litigation and to settle other prior legal, regulatory and legislative issues. On April 24, 2008, the Governor of Maryland signed enabling legislation, which will become effective on June 1, 2008. Pursuant to the terms of the settlement agreement:

  •
  Each party acknowledged that the agreements adopted in 1999 relating to Maryland's electric restructuring law are final and binding and the Maryland PSC will close ongoing proceedings relating to the 1999 settlement.
  •
  BGE will provide its residential electric customers approximately $187 million in the form of a one-time $170 per customer rate credit by no later than December 31, 2008. We will record the liability and related charge in the second quarter of 2008.
  •
  BGE customers will be relieved of the potential future liability for decommissioning Constellation Energy's Calvert Cliffs Unit 1 and Unit 2, scheduled to occur no earlier than 2034 and 2036, respectively, and will no longer be obligated to pay a total of $520 million, in 1993 dollars adjusted for inflation, pursuant to the 1999 Maryland PSC order regarding the deregulation of electric generation. BGE will continue to collect $18.7 million annually from all electric customers through 2016 for nuclear decommissioning at Calvert Cliffs and continue to rebate this amount to residential electric customers, as previously required by Senate Bill 1, which had been enacted in June 2006.

  •
  BGE will resume collection of the residential return portion of the Provider of Last Resort (POLR) administrative charge, which had been eliminated under Senate Bill 1, from June 1, 2008 through May 31, 2010 without having to rebate it to residential customers. This will total approximately $40 million over this period. This charge will be suspended from June 1, 2010 through December 31, 2016.
  •
  Any electric distribution base rate case filed by BGE will not result in increased distribution rates prior to October 2009, and any increase in electric distribution revenue awarded will be capped at 5% with certain exceptions. Any subsequent electric distribution base rate case may not be filed prior to August 1, 2010. The agreement does not govern or affect our ability to recover costs associated with gas rates, federally approved transmission rates and charges, electric riders, tax increases or increases associated with standard offer service power supply auctions.
  •
  Effective June 1, 2008, BGE will implement revised depreciation rates for financial reporting purposes. The revised rates will reduce depreciation expense approximately $22 – $24 million annually.
  •
  Effective June 1, 2008, Maryland laws governing investments in companies that own and operate regulated gas and electric utilities will be amended to make them less restrictive with respect to certain capital stock acquisition transactions.
  •
  Constellation Energy will elect two independent directors to the Board of Directors of BGE within six months from the execution of the settlement agreement.

Income Taxes

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Income before income taxes (excluding BGE preference stock dividends)	$224.9	$268.3
Statutory federal income tax rate	35%	35%

Income taxes computed at statutory federal rate	78.7	93.9
(Decreases) increases in income taxes due to:
Synthetic fuel tax credits flowed through to income	—	(39.7)
Synthetic fuel tax credit phase-out	—	11.5
Synthetic fuel tax credit true-up for prior period flowed through to income	(4.6)	(7.9)
State income taxes, net of federal tax benefit	9.3	11.8
Other	(7.5)	(1.9)

Total income taxes	$75.9	$67.7

Effective tax rate	33.7%	25.3%

        The increase in our effective tax rate for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 is primarily due to the absence of synthetic fuel tax credits, which expired at December 31, 2007.

        BGE's effective tax rate was 31.7% for the quarter ended March 31, 2008 compared to 38.7% for the quarter ended March 31, 2007. This reflects the impact of estimated lower 2008 taxable income related to the Maryland settlement agreement, which increased the relative impact of favorable permanent tax adjustments on BGE's effective tax rate.

        In 2007, the State of Maryland increased its corporate tax rate from 7% to 8.25% effective January 1, 2008. As a result, current income taxes for the quarter ended March 31, 2008 were recorded at the new tax rate. Deferred taxes had previously been adjusted to reflect this rate increase at the enactment date in 2007.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2008 and our total unrecognized tax benefits at March 31, 2008:

At March 31, 2008

(In millions)
Total unrecognized tax benefits, January 1, 2008	$114.5
Increases in tax positions related to the current year	6.6
Reductions in tax positions related to prior years	(8.1)

Total unrecognized tax benefits, March 31, 2008[1]	$113.0

1 BGE's portion of our total unrecognized tax benefits at March 31, 2008 was $12.2 million.

        Increases in current year tax positions and reductions in prior year tax positions are primarily due to unrecognized tax benefits for repair and depreciation deductions measured at amounts consistent with proposed IRS adjustments for prior years. There was no significant change in tax expense as a result of 2008 activity.

        Interest and penalties recorded in our Consolidated Statements of Income as tax expense relating to liabilities for unrecognized tax benefits were $1.0 million for the quarter ended March 31, 2008. As a result, accrued interest and penalties recognized in our Consolidated Balance Sheets increased from $16.8 million at January 1, 2008 to $17.8 million at March 31, 2008.

        If the total amount of unrecognized tax benefits of $113.0 million, recorded in "Other Liabilities" on our Consolidated Balance Sheets, as of March 31, 2008, were ultimately realized, our income tax expense would decrease by approximately $70 million. Of this amount, approximately $52 million is for tax refund claims that have been disallowed by tax authorities. We believe that there is a remote likelihood of ultimately realizing any benefit from these refund claim amounts.

        In 2007 and 2008, the IRS proposed certain adjustments to our 2002-2004 deductions for repairs and casualty losses. We do not anticipate the adjustments, if any, would result in a material impact to our financial results. However, we anticipate that it is reasonably possible that we will make an additional payment in the range of $15 to $20 million by March 31, 2009, which will reduce our liabilities for unrecognized tax benefits.

Taxes Other Than Income Taxes

BGE collects from certain customers franchise and other taxes that are levied by state or local governments on the sale or distribution of gas and electricity. We include these types of taxes in "Taxes other than income taxes" in our Consolidated Statements of Income. Some of these taxes are imposed on the customer and others are imposed on BGE. The taxes imposed on the customer are accounted for on a net basis, which means we do not recognize revenue and an offsetting tax expense for the taxes collected from customers. The taxes imposed on BGE are accounted for on a gross basis, which means we recognize revenue for the taxes collected from customers. Accordingly, the taxes accounted for on a gross basis are recorded as revenues in the accompanying Consolidated Statements of Income for BGE as follows:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Taxes other than income taxes included in revenues—BGE	$20.9	$20.7

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

        Our merchant energy business enters into various long-term contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2008 and 2020. In addition, our merchant energy business enters into long-term contracts for the capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers. These contracts expire in various years between 2008 and 2024.

        Our merchant energy business also has committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. These contracts expire between 2008 and 2010, representing 100% of our estimated requirements in 2008, approximately 80% of our estimated requirements in 2009, and approximately 30% of our estimated requirements in 2010. The cost of power under these contracts is recoverable under the POLR agreement reached with the Maryland PSC.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation,

and storage of gas. Our regulated gas business has gas transportation and storage contracts that expire between 2008 and 2028. As discussed in Note 1 of our 2007 Annual Report on Form 10-K, the costs under these contracts are fully recoverable by our regulated gas business.

        Our other nonregulated businesses have committed to gas purchases, as well as to contribute additional capital for construction programs and joint ventures in which they have an interest.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At March 31, 2008, the total amount of commitments was $6,440.4 million. These commitments are primarily related to our merchant energy business.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2019 and provide for the sale of energy to electricity distribution utilities and certain retail customers. Our power sales contracts associated with power plants we own extend for terms into 2014 and provide for the sale of all or a portion of the actual output of certain of our power plants. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure based on the stated limit of our outstanding guarantees at March 31, 2008:

At March 31, 2008	Stated Limit

(In millions)
Merchant energy guarantees	$14,318.9
Nuclear guarantees	807.9
BGE guarantees	263.3
Other non-regulated guarantees	116.6
Power project guarantees	47.2

Total guarantees	$15,553.9

        At March 31, 2008, Constellation Energy had a total of $15,553.9 million in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed a face amount of $14,318.9 million on behalf of our subsidiaries for merchant energy activities in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our calculated fair value of obligations for commercial transactions covered by these guarantees was $4,193.6 million at March 31, 2008, which represents the total amount the parent company could be required to fund based on March 31, 2008 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
  •
  Constellation Energy guaranteed $807.9 million primarily on behalf of our nuclear generating facilities for nuclear insurance and credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At March 31, 2008, Safe Harbor Water Power Corporation had outstanding debt of $20 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  Constellation Energy guaranteed $107.1 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25 million was recorded in our Consolidated Balance Sheets at March 31, 2008.
  •
  Our other nonregulated business guaranteed $9.5 million primarily for performance bonds.
  •
  Our merchant energy business guaranteed $47.2 million for loans and other performance guarantees related to certain power projects in which we have an investment.

        We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

Contingencies

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

68th Street Dump

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is fully indemnified by a wholly-owned subsidiary of Constellation Energy for costs related to this settlement, as well as any clean-up costs. The clean-up costs will not be known until the investigation is closer to completion. However, those costs could have a material effect on our financial results.

Spring Gardens

In December 1996, BGE signed a consent order with the Maryland Department of the Environment that requires it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on remedial action plans and cost modeling performed in late 2006, BGE estimates its probable clean-up costs will total $43 million. BGE has recorded these costs as a liability in its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Based on the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE has recognized by approximately $3 million. Through March 31, 2008, BGE has spent approximately $41 million for remediation at this site.

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

        In May 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment to resolve alleged violations of air quality opacity standards at three fossil fuel plants in Maryland. The consent decree required the subsidiary to pay a $100,000 penalty, provide $100,000 to a supplemental environmental project, and install technology to control emissions from those plants.

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $5 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, and monitor groundwater conditions. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

        In November 2007, a class action complaint was filed in Baltimore City Circuit Court alleging that the subsidiary's ash placement operations at the third party site damaged surrounding properties. The complaint seeks injunctive and remedial relief relating to the alleged contamination, unspecified compensatory damages for any personal injuries and property damages associated with the alleged contamination, and unspecified punitive damages. We cannot predict the timing, or outcome, of this proceeding.

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

        In rulings applicable to all but three of the cases, involving claims related to approximately 47 children, the Circuit Court for Baltimore City dismissed with prejudice all claims against BGE and Constellation Energy. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend the remaining actions vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 536 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third-party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims against us have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results. The remaining claims are currently pending in state courts in Maryland and Pennsylvania.

        BGE and Constellation Energy do not know the specific facts necessary to estimate its potential liability for these claims. The specific facts we do not know include:

  •
  the identity of the facilities at which the plaintiffs allegedly worked as contractors,
  •
  the names of the plaintiffs' employers,
  •
  the dates on which and the places where the exposure allegedly occurred, and
  •
  the facts and circumstances relating to the alleged exposure.

        Until the relevant facts are determined, we are unable to estimate what our, or BGE's, liability might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, the potential effect on our, or BGE's, financial results could be material.

Insurance

We discuss our nuclear and non-nuclear insurance programs in Note 12 of our 2007 Annual Report on Form 10-K.

SFAS No. 133 Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. We discuss our market risk in more detail in our 2007 Annual Report on Form 10-K.

Commodity Prices

Our merchant energy business uses a variety of derivative and non-derivative instruments to manage the commodity price risk of our wholesale and retail activities and our electric generation facilities, including power sales, fuel and energy purchases, gas purchased for resale, emission credits, weather risk, and the market risk of outages. In order to manage these risks, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include:

  •
  fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on our electric generation operations,
  •
  fixing the price of a portion of anticipated fuel purchases for the operation of our power plants,
  •
  fixing the price for a portion of anticipated energy purchases to supply our load-serving customers,
  •
  fixing the price for a portion of anticipated sales of natural gas to customers, and
  •
  fixing the price for a portion of anticipated sales or purchases of freight and coal.

        The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operational, and other factors.

        Our merchant energy business designated certain fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2008 through 2016 under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Our merchant energy business had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $644.7 million at March 31, 2008 and $1,498.7 million at December 31, 2007.

        We expect to reclassify $165.4 million of net pre-tax gains on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at March 31, 2008. However, the actual amount reclassified into earnings could vary from the amounts recorded at March 31, 2008, due to future changes in market prices. Additionally, for cash-flow hedges settled by physical delivery of the underlying commodity, "Reclassification of net gains or losses on hedging instruments from OCI to net income" represents the fair value of those derivatives, which is realized through gross settlement at the contract price.

        During the quarter ended March 31, 2008, we de-designated contracts previously designated as cash-flow hedges for which the forecasted transactions originally hedged are probable of not occurring and as a result we recognized a pre-tax gain of $0.7 million. During the quarter ended March 31, 2007, we de-designated contracts previously designated as cash-flow hedges and as a result we recognized a pre-tax loss of $21.6 million.

        Our merchant energy business also enters into natural gas storage contracts under which the gas in storage qualifies for fair value hedge accounting treatment under SFAS No. 133. We record changes in fair value of these hedges related to our wholesale supply operations as a component of "Nonregulated revenues" in our Consolidated Statements of Income.

        We recorded in earnings the following pre-tax (losses) gains related to hedge ineffectiveness:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Cash-flow hedges	$(45.1)	$(16.5)
Fair value hedges	6.5	(2.2)

Total	$(38.6)	$(18.7)

        The ineffectiveness amounts in the table above exclude:

  •
  a $0.2 million pre-tax gain for the quarter ended March 31, 2008 and a $1.3 million pre-tax gain for the quarter ended March 31, 2007 related to the change in value for the portion of our fair value hedges excluded from hedge assessment, and
  •
  a $24.7 million pre-tax loss related to derivatives that no longer qualify for cash-flow hedge accounting under SFAS No. 133 for the quarter ended March 31, 2008.

Interest Rates

We use interest rate swaps to manage our interest rate exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of fixed and floating-rate debt. The swaps used to manage our exposure prior to the issuance of new debt are designated as cash-flow hedges under SFAS No. 133, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive loss" in anticipation of planned financing transactions. We reclassify gains and losses on the hedges from "Accumulated other comprehensive loss" into "Interest expense" in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur.

        The swaps used to optimize the mix of fixed and floating-rate debt are designated as fair value hedges under SFAS No. 133. We record any gains or losses on swaps that qualify for fair value hedge accounting treatment, as well as changes in the fair value of the debt being hedged, in "Interest expense," and we record any changes in fair value of the swaps and the debt in "Derivative assets and liabilities" and "Long-term debt", respectively, in our Consolidated Balance Sheets. In addition, we record the difference between interest on hedged fixed-rate debt and floating-rate swaps in "Interest expense" in the periods that the swaps settle.

        "Accumulated other comprehensive loss" includes net unrealized pre-tax gains on interest rate cash-flow hedges terminated upon debt issuance totaling $11.9 million at March 31, 2008 and $11.9 million at December 31, 2007. We expect to reclassify $0.1 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        In order to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450.0 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $38.6 million at March 31, 2008 and was recorded as an increase in our "Derivative assets" and "Long-term debt." The fair value of these hedges was an unrealized gain of $11.8 million at December 31, 2007 and was recorded as an increase in our "Derivative assets" and "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps.

Accounting Standards Issued

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 is effective beginning January 1, 2009 and requires entities to provide expanded disclosure about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires expanded disclosures, but does not change the accounting for derivatives. We are currently evaluating the impact of SFAS No. 161, but do not expect the adoption of this standard to have a material impact on our, or BGE's, financial results.

Accounting Standards Adopted

FSP FIN 39-1

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39. As amended, FIN 39, Offsetting of Amounts Related to Certain Contracts, requires an entity to report all derivatives recorded at fair value net of any associated fair value cash collateral with the same counterparty under a master netting arrangement. Therefore, effective January 1, 2008, we reported all derivatives recorded at fair value net of the associated fair value cash collateral. We applied the provisions of FSP FIN 39-1 by adjusting all financial statement periods presented, which reduced total assets at December 31, 2007 by $203.4 million. We present the fair value cash collateral that has been offset against our net derivative positions as part of our adoption of SFAS No. 157, Fair Value Measurements, below.

SFAS No. 157

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. Fair value is the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

        Consistent with the exit price concept, upon adoption we reduced our derivative liabilities to reflect our own credit risk. As a result, during the first quarter of 2008 we recorded a pre-tax increase in "Accumulated other comprehensive income" totaling $10 million for the portion related to cash-flow hedges and a pre-tax gain in earnings totaling $3 million for the remainder of our derivative liabilities. All other impacts of adoption were immaterial.

        Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of March 31, 2008
	Assets	Liabilities

	(In millions)
Debt and equity securities	$1,343.6	$—

Derivative instruments:
Classified as derivative assets and liabilities:
Current	1,843.0	1,847.4
Noncurrent	1,472.4	1,480.3

Total classified as derivative assets and liabilities	3,315.4	3,327.7
Classified as accounts receivable	(246.3)	—

Total derivative instruments	3,069.1	3,327.7

Total recurring fair value measurements	$4,412.7	$3,327.7

        Derivative instruments represent unrealized amounts related to all derivative positions, including futures, forwards, swaps, and options. We classify exchange-listed contracts, which are settled in cash on a daily basis, as part of "Accounts Receivable" in our Consolidated Balance Sheets. We classify the remainder of our derivative contracts as "Derivative assets" or "Derivative liabilities" in our Consolidated Balance Sheets.

        The table below sets forth by level within the fair value hierarchy the company's assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008:

At March 31, 2008	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value

	(In millions)
Debt and equity securities	$420.0	$923.6	$—	$—	$1,343.6

Derivative assets	631.1	31,892.0	2,728.6	(32,182.6)	3,069.1
Derivative liabilities	(635.3)	(32,107.6)	(2,328.2)	31,743.4	(3,327.7)

Net derivative position	(4.2)	(215.6)	400.4	(439.2)	(258.6)

Total	$415.8	$708.0	$400.4	$(439.2)	$1,085.0

* We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At March 31, 2008, we included $446.8 million of cash collateral held and $7.6 million of cash collateral posted in netting amounts in the above table.

        The fair value hierarchy prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

  •
  Level 1—Quoted prices available in active markets for identical assets or liabilities as of the reporting date.
  •
  Level 2—Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
  •
  Level 3—Pricing inputs include significant inputs that are generally not observable from market activity.

        We determine the fair value of our assets and liabilities using quoted market prices (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available. We use unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available.

        We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. We determine fair value using Level 1 inputs by multiplying the market price by the quantity of the asset or liability we hold. We primarily determine fair value measurements classified as Level 2 or Level 3 using the income valuation approach, which involves discounting estimated cash flows.

        Debt and equity securities include our nuclear decommissioning trust funds, trust assets securing certain executive benefits and other marketable securities. Nuclear decommissioning trust funds primarily consist of publicly traded individual securities, which are valued based on unadjusted quoted prices in active markets, and are classified within Level 1; and commingled funds, which are valued based on the fund share price, which is observable on a less frequent basis, and are classified within Level 2. Trust assets securing certain executive benefits consist of mutual funds, which are actively traded and are valued based upon unadjusted quoted prices, and are classified within Level 1. Our other marketable securities consist of publicly traded individual securities, which are valued based on unadjusted quoted prices in active markets, and are classified within Level 1.

        Derivative assets and liabilities include exchange-traded contracts and bilateral contracts. Exchange-traded derivative contracts, including futures and certain options, which are valued based on unadjusted quoted prices in active markets are classified within Level 1. However, some exchange-traded derivatives are valued using pricing inputs based upon market quotes or market transactions. In such cases, these exchange-traded derivatives are classified within Level 2.

        Bilateral derivative instruments include swaps, forwards, certain options and complex structured transactions that may be offset economically with similar positions in exchange-traded markets. In certain instances, we may utilize models to measure the fair value of these instruments. Generally, we use similar models to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, which are inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term and value of the asset or liability, we classify the instrument in Level 2.

        Certain bilateral derivatives trade in less active markets with a lower availability of pricing information. In addition, complex or structured transactions may require us to use internally-developed model inputs, which might not be observable in or corroborated by the market, to determine fair value. When such inputs have more than an insignificant impact on the measurement of fair value, we classify the instrument in Level 3.

        In order to determine fair value, we utilize various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include:

  •
  commodity prices,
  •
  price volatility,
  •
  volumes,
  •
  location,
  •
  interest rates,
  •
  credit quality of counterparties and Constellation Energy, and
  •
  credit enhancements.

        We regularly evaluate and validate the inputs we use to estimate fair value by a number of methods, including various market price verification procedures as well as review and verification of models and changes to those models. These activities are undertaken by individuals that are independent of those responsible for estimating fair value.

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. Because of the long-term nature of certain assets and liabilities measured at fair value as well as differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof. While SFAS No. 157 requires us to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements:

For the quarter ended March 31, 2008

(In millions)
Balance as of January 1, 2008	$(147.1)
Realized and unrealized gains (losses):
Recorded in income	(15.1)
Recorded in other comprehensive income	175.9
Purchases, sales, issuances, and settlements	31.1
Transfers into and out of level 3	355.6

Balance as of March 31, 2008	$400.4

Change in unrealized losses relating to derivatives still held as of March 31, 2008	$(34.8)

        Realized and unrealized gains (losses) are included primarily in "Nonregulated revenues" for our derivative contracts that are marked-to-market in our Consolidated Statements of Income and are included in "Accumulated other comprehensive loss" for our derivative contracts designated as cash-flow hedges in our Consolidated Balance Sheets. We discuss the income statement classification for realized gains and losses related to cash-flow hedges for our various hedging relationships in Note 1 of our 2007 Annual Report on Form 10-K.

        Realized and unrealized gains (losses) include the realization of derivative contracts through maturity. Purchases, sales, issuances, and settlements represent cash paid or received for option premiums, and the acquisition or termination of derivative contracts prior to maturity. Transfers into Level 3 represent existing assets or liabilities that were previously categorized as a higher level for which the inputs to the model became unobservable. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable based on the criteria discussed above for classification in either Level 1 or Level 2. Transfers into and out of Level 3 for the quarter ended March 31, 2008 primarily relate to liabilities transferred into Level 2 due to the availability of observable market information in certain commodity markets that was not present at January 1, 2008 and from the passage of time reducing the period until contract realization.

Related Party Transactions

Constellation Energy

During the first quarter of 2008, our merchant energy business sold its working interest in 83 wells at one oil and gas property to Constellation Energy Partners (CEP), an equity method investment of Constellation Energy, for total proceeds of approximately $53 million. Our merchant energy business recognized a $14.3 million gain on the sale, exclusive of our 28.5% ownership interest in CEP. This gain is recorded in "Nonregulated revenues" in our Consolidated Statements of Income.

BGE—Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our merchant energy business will supply a portion of BGE's market-based standard offer service obligation to residential electric customers through May 31, 2010.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was $271.3 million for the quarter ended March 31, 2008 compared to $302.7 million for the same period in 2007.

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $35.1 million for the quarter ended March 31, 2008 compared to $34.3 million for the quarter ended March 31, 2007.

BGE—Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. Under this arrangement, BGE had invested $41.1 million at March 31, 2008 and had invested $78.4 million at December 31, 2007.

        BGE's Consolidated Balance Sheets include intercompany amounts related to corporate functions performed at the Constellation Energy holding company, BGE's purchases to meet its standard offer service obligation, BGE's charges to Constellation Energy and its nonregulated affiliates for certain services it provides them, and the participation of BGE's employees in the Constellation Energy defined benefit plans.

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

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE. We discuss our business in more detail in Item 1—Business section of our 2007 Annual Report on Form 10-K and we discuss the risks affecting our business in Item 1A. Risk Factors section on page 45.

        Our 2007 Annual Report on Form 10-K includes a detailed discussion of various items impacting our business, our results of operations, and our financial condition. These include:

  •
  Introduction and Overview section which provides a description of our business segments,
  •
  Strategy section,
  •
  Business Environment section, including how regulation, weather, and other factors affect our business, and
  •
  Critical Accounting Policies section.

        Critical accounting policies are the accounting policies that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgment. Our critical accounting policies include derivative accounting, evaluation of assets for impairment and other than temporary decline in value, and asset retirement obligations.

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as discussed in the Notes to Consolidated Financial Statements beginning on page 21. We discuss our accounting policy for determining fair value in more detail in the Notes to Consolidated Financial Statements as well as in our Critical Accounting Policies section and Note 1 in our 2007 Annual Report on Form 10-K.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters ended March 31, 2008 and 2007. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

        We have organized our discussion and analysis as follows:

  •
  We describe changes to our business environment during the year.
  •
  We highlight significant events that occurred in 2008 that are important to understanding our results of operations and financial condition.
  •
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  •
  We review our financial condition, addressing our sources and uses of cash, capital resources, commitments, and liquidity.
  •
  We conclude with a discussion of our exposure to various market risks.

Business Environment

With the evolving regulatory environment surrounding customer choice, increasing competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 47 and in Item 1A. Risk Factors section on page 45. We discuss our market risks in the Market Risk section beginning on page 41.

        In this section, we discuss in more detail events which have impacted our business during 2008.

Environmental Matters

Air Quality

National Ambient Air Quality Standards (NAAQS)

In March 2008, the Environmental Protection Agency adopted a stricter NAAQS for ozone. We are unable to determine the impact that complying with the stricter NAAQS for ozone will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standards.

Capital Expenditures

As discussed in our 2007 Annual Report on Form 10-K, we expect to incur additional environmental capital expenditures to comply with air quality laws and regulations. Based on updated information from vendors, we expect our estimated environmental capital requirements for these air quality projects to be approximately $550 million in 2008, $350 million in 2009, $15 million in 2010 and $25 million from 2011-2012.

        Our estimates may change further as we implement our compliance plan. As discussed in our 2007 Annual Report on Form 10-K, our estimates of capital expenditures continue to be subject to significant uncertainties.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements beginning on page 20.

Events of 2008

Acquisitions

Hillabee Energy Center

In February 2008, we acquired a partially completed gas-fired power generating facility in Alabama. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 12.

Maryland Settlement Agreement

In March 2008, Constellation Energy, BGE and a Constellation Energy affiliate entered into a settlement agreement with the State of Maryland, the Public Service Commission of Maryland (Maryland PSC) and certain State of Maryland officials to resolve pending litigation and to settle other prior legal, regulatory and legislative issues. We discuss this settlement in more detail in the Notes to Consolidated Financial Statements beginning on page 14.

Commodity Prices

During the first quarter of 2008, the energy markets were affected by higher commodity prices, especially crude oil, coal, and natural gas and, to a lesser extent, power. Higher coal prices primarily resulted from increases in global demand, which created significant operating risk for some coal producers who have highly hedged their output. Further, power prices increased at a rate less than the underlying rate of increase in fuel prices. Within this volatile commodity price environment during the quarter ended March 31, 2008, our results were impacted by the following:

  •
  One of our domestic coal suppliers was unable to meet production targets and filed for bankruptcy. As a result, we incurred a credit loss related to this supplier. We discuss the impact of this event on our results in more detail on page 29.
  •
  We executed several contract settlements and amended certain other contracts to reduce our exposure to supplier nonperformance risk and/or credit risk. We discuss these transactions in more detail beginning on page 29.
  •
  We incurred losses recognized on hedges due to ineffectiveness, and certain cash-flow hedges that no longer qualify for hedge accounting. We discuss hedge ineffectiveness in more detail on page 29.
  •
  We incurred higher mark-to-market losses, excluding origination gains. We discuss our mark-to-market results in the Mark-to-Market section beginning on page 30.
  •
  We experienced an increase in our exposure to lower credit quality wholesale counterparties. We discuss our wholesale credit risk exposure in more detail in the Market Risk section beginning on page 42.

Results of Operations for the Quarter Ended March 31, 2008 Compared with the Same Period of 2007

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in other income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 37.

Overview

Results

	Quarter Ended March 31,
	2008	2007

	(In millions, after-tax)
Merchant energy	$72.2	$121.6
Regulated electric	33.7	32.2
Regulated gas	39.4	33.7
Other nonregulated	0.4	9.8

Income from continuing operations	145.7	197.3
Loss from discontinued operations	—	(1.6)

Net Income	$145.7	$195.7

Other Items Included in Operations:
Non-qualifying hedges	$(34.6)	$(9.2)

Total Other Items	$(34.6)	$(9.2)

Quarter Ended March 31, 2008

Our total net income for the quarter ended March 31, 2008 decreased $50.0 million, or $0.26 per share, compared to the same period of 2007 mostly because of the following:

  •
  We had lower earnings of approximately $109 million at our global commodities operation as follows:
  •
  Approximately $33 million after-tax related to the bankruptcy of one of our domestic coal suppliers. During the first quarter of 2008, as a result of default by the supplier, we terminated our derivative contracts with the supplier, reclassified the related asset to accounts receivable and fully reserved the amount. We discuss this in more detail in the Global Commodities section on page 29.
  •
  Approximately $29 million after-tax related to lower gross margin at our international coal and freight operations primarily due to rising freight costs, excluding the unfavorable impact of hedge ineffectiveness and the favorable impact of financial settlements discussed below.
  •
  Approximately $28 million after-tax due to losses recognized on hedges due to ineffectiveness and certain cash-flow hedges that no longer qualified for hedge accounting during the quarter.
  •
  Approximately $20 million after-tax of lower earnings related to our portfolio of contracts subject to mark-to-market accounting, partially offset by higher earnings of approximately $16 million after-tax related to increased origination gains primarily associated with nonderivative contracts that were amended to reduce counterparty nonperformance risk, resulting in the contracts becoming derivatives for which mark-to-market accounting is required. We discuss these transactions in more detail in the Mark-to-Market section on page 30.
  •
  Approximately $15 million after-tax due to the absence of earnings from our synthetic fuel facilities. The tax credit associated with production at these facilities ended in 2007, and thus we have ceased operations.
  •
  We had lower earnings of approximately $16 million after-tax at our merchant energy business related to increased operating and depreciation, depletion, and amortization expenses.
  •
  We had lower earnings of $9.4 million after-tax at our other nonregulated businesses primarily because the first quarter of 2007 included a gain related to the sale of a leasing arrangement that did not recur in 2008.

        These decreases were partially offset by higher earnings of approximately $90 million after-tax at our global commodities operation due to gains recognized from a number of individually significant financial settlements including:

  •
  The termination and sale of in-the-money energy purchase contracts for an upfront cash payment received and the cancellation of future performance obligations. This termination and sale, which accounted for about half of the $90 million in financial settlement gains at our global commodities operation, allowed us to eliminate our exposure to operating and performance risk under this contract.

  •
  The remainder of the $90 million after-tax in higher earnings relates to the following:
  •
  terminated in-the-money purchase contracts that reduced our exposure to commodity price and credit risk related to coal suppliers, and
  •
  terminated in-the-money freight contracts that addressed counterparty performance issues.

        In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business

Background

Our merchant energy business is a competitive provider of energy solutions for various customers. We discuss the impact of deregulation on our merchant energy business in Item 1. Business—Competition section of our 2007 Annual Report on Form 10-K.

        Our merchant energy business focuses on delivery of physical, customer-oriented products to producers and consumers, manages the risk and optimizes the value of our owned generation assets, and uses our portfolio management and trading capabilities both to manage risk and to deploy risk capital to generate additional returns. We continue to identify and pursue opportunities which can generate additional returns through portfolio management and trading activities within our business. These opportunities have increased due to the significant growth in scale of our customer supply operations.

        We record merchant energy revenues and expenses in our financial results in different periods depending upon which portion of our business they affect. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2007 Annual Report on Form 10-K. We summarize our revenue and expense recognition policies as follows:

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
  •
  We record changes in the fair value of contracts that are subject to mark-to-market accounting in earnings in the period in which the change occurs.

        The accounting for derivatives requires us to use judgment to make estimates and assumptions in determining the fair value of certain contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our results in the Mark-to-Market section beginning on page 30.

        Our global commodities operation actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. As part of these activities, we trade energy and energy-related commodities and deploy risk capital in the management of our portfolio in order to earn additional returns. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines, and may have a material impact on our financial results. We discuss the impact of our trading activities and value at risk in more detail in the Mark-to-Market section beginning on page 30 and the Market Risk section beginning on page 41.

Results

	Quarter Ended March 31,
	2008	2007

	(In millions)
Revenues	$3,962.0	$4,442.0
Fuel and purchased energy expenses	(3,298.9)	(3,764.4)
Operating expenses	(429.8)	(420.2)
Depreciation, depletion, and amortization	(71.1)	(62.9)
Accretion of asset retirement obligations	(16.6)	(17.7)
Taxes other than income taxes	(27.7)	(26.8)

Income from Operations	$117.9	$150.0

Income from continuing operations (after-tax)	$72.2	$121.6
Loss from discontinued operations (after-tax)	—	(1.6)

Net Income	$72.2	$120.0

Other Items Included in Operations (after-tax):
Non-qualifying hedges	$(34.6)	$(9.2)

Total Other Items	$(34.6)	$(9.2)

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

Revenues and Fuel and Purchased Energy Expenses

Our merchant energy business manages the revenues we realize from the sale of energy and energy-related products to our customers and our costs of procuring fuel and energy. As previously discussed, our merchant energy business uses either accrual or mark-to-market accounting to record our revenues and expenses. Mark-to-market results reflect the net impact of amounts recorded in earnings to recognize the changes in fair value of derivative contracts subject to mark-to-market accounting during the reporting period. We discuss the effects of mark-to-market accounting on our results separately in the Mark-to-Market section beginning on page 30.

        During the quarter ended March 31, 2008, merchant energy revenues and fuel and purchased energy expenses decreased $480.0 million and $465.5 million, respectively, as compared to the same period in 2007. Substantially all of these decreases were attributable to the following:

  •
  There was a reduction in merchant energy revenues and fuel and purchased energy expenses due to contracts related to our retail gas activities of our customer supply operation that were previously accounted for as cash-flow hedges and recorded in fuel and purchased energy expenses when the contracts settled. These contracts are now being accounted for as derivative contracts subject to mark-to-market accounting for which changes in fair value are recorded in revenues as they occur. This change was implemented in the third quarter of 2007 in conjunction with changes in the management of the wholesale procurement function for retail gas activities whereby the global commodities operation assumed responsibility for this procurement activity.
  •
  This decrease was partially offset by an increase in revenues of $172.6 million and fuel and purchased energy expenses of $133.1 million at our international coal and freight activities primarily due to the growth of these activities and higher prices during the quarter.

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

        We analyze our merchant energy gross margin in the following categories:

  •
  Generation—our operation that owns, operates, and maintains fossil, nuclear, and renewable generating facilities and holds interests in qualifying facilities, a fuel processing facility and power projects in the United States. We present the gross margin results of this operation based on a 100% hedged assumption for the portfolio, related to both output from the facilities and the fuel used to generate electricity. The assumption is based on executing hedges at current market prices with the global commodities operation at the end of each fiscal year in order to ensure that the generation operation is fully hedged. Therefore, all commodity price risk is managed by and presented in the results of our global commodities operation as discussed below. Changes in gross margin of our generation operation during the period are due to changes in the level of output from the generating assets, and changes in gross margin between years are a result of changes in prices and expected output.
  •
  Customer Supply—our load-serving operation that provides energy products and services to wholesale and retail electric and natural gas customers, including distribution utilities, cooperatives, aggregators, and commercial, industrial and governmental customers. We present the gross margin results of this operation based on the gross margin value of new customer supply arrangements at the time of execution assuming an estimated level of customer usage and the impact of any changes in the underlying usage of the customers based on actual energy deliveries. Changes in estimated customer usage result from attrition (customers changing suppliers) or variable load risk (changes in actual usage when compared to expected usage). All commodity price risk is presented in and managed by our global commodities operation as discussed below.
  •
  Global Commodities—our marketing, risk management, and trading operation that manages contractually owned physical assets, including generation facilities, natural gas properties, international coal and freight assets, provides risk management services, and trades energy and energy-related commodities. This operation provides the wholesale risk management function for our generation and customer supply operations and includes our merchant energy business' actual hedged positions with third parties. Therefore, changes in gross margin for this operation result mostly from changes in commodity prices and positions across the various commodities and regions in which we transact.

        We provide a summary of our gross margin for these three components of our merchant energy business as follows:

	Quarter Ended March 31,
	2008		2007

	(Dollar amounts in millions)
		% of Total		% of Total
Gross Margin:
Generation	$498	75%	$444	66%
Customer Supply	99	15	117	17
Global Commodities	66	10	117	17

Total	$663	100%	$678	100%

Prior-period amounts have been reclassified to conform with the current period's presentation.

Generation

The $54 million increase in generation gross margin during the quarter ended March 31, 2008 compared to the same period of 2007 is primarily due to the following:

  •
  approximately $21 million due to a shorter refueling outage for our Calvert Cliffs facility and the absence of forced outages at our Ginna facility. The 2007 Calvert Cliffs refueling outage included the replacement of the reactor vessel head,
  •
  approximately $22 million from higher energy prices for the output of our generating assets in the PJM and New York regions, and
  •
  higher earnings of approximately $17 million from our investments in power projects.

Customer Supply

The $18 million decrease in customer supply gross margin during the quarter ended March 31, 2008 compared to the same period of 2007 is primarily due to lower expected realization of contracts executed in prior periods and lower new business originated and realized during the quarter, partially offset by higher mark-to-market results in our retail gas business.

Global Commodities

As previously discussed in the Events of 2008 section on page 25, the energy markets were affected by higher commodity prices. These market impacts are reflected in the $51 million decrease in gross margin from our global commodities activities during the quarter ended March 31, 2008 compared to the same period of 2007. This decrease is primarily due to:

  •
  approximately $55 million related to the bankruptcy of one of our domestic coal suppliers. During the first quarter of 2008, as a result of default by the supplier, we terminated our derivative contracts with the supplier, reclassified the related asset to accounts receivable and fully reserved the amount. Prior to this default, we had recorded unrealized gains totaling $55 million that remain in "Accumulated other comprehensive loss" and will be reclassified to earnings as the forecasted transactions occur. The majority will be reclassified to earnings during 2008, and the remainder will be fully realized by 2010.
  •
  approximately $48 million related to lower gross margin at our international coal and freight operations primarily due to rising freight costs, excluding the unfavorable impact of hedge ineffectiveness and the favorable impacts of financial settlements discussed below.
  •
  approximately $46 million related to losses recognized on hedges due to ineffectiveness, and certain cash-flow hedges that no longer qualified for hedge accounting during the quarter.
  •
  approximately $60 million of lower earnings related to our portfolio of contracts subject to mark-to-market accounting, partially offset by higher earnings of approximately $28 million related to increased origination gains primarily associated with nonderivative contracts that were amended to reduce counterparty nonperformance risk, resulting in the contracts becoming derivatives for which mark-to-market accounting is required. We discuss these transactions in more detail in the Mark-to-Market section beginning on page 30.

        These decreases were partially offset by approximately $150 million of gains due to a number of individually significant financial settlements including the following:

  •
  The termination and sale of in-the-money energy purchase contracts for an upfront cash payment and the cancellation of future performance obligations. This termination and sale, which accounted for about half of the $150 million in gains on financial settlements, allowed us to eliminate our exposure to performance risk under this contract and resulted in the realization of earnings.

  •
  The remainder of the $150 million of gains relates to the following:
  •
  terminated in-the-money purchase contracts that reduced our exposure to commodity price and credit risk related to coal suppliers, and
  •
  terminated in-the-money freight contracts that addressed counterparty performance issues.

Mark-to-Market

Mark-to-market results include net gains and losses from origination, trading, and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2007 Annual Report on Form 10-K.

        As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market earnings will fluctuate. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Market Risk section beginning on page 41. The primary factors that cause fluctuations in our mark-to-market results are:

  •
  the number, size, and profitability of new transactions, including termination or restructuring of existing contracts,
  •
  the number and size of our open derivative positions, and
  •
  changes in the level and volatility of forward commodity prices and interest rates.

        Mark-to-market results were as follows:

	Quarter Ended March 31,
	2008	2007

	(In millions)
Unrealized mark-to-market results
Origination gains ]	$59.7	$31.6
Risk management and trading—mark-to-market
Unrealized changes in fair value	(49.6)	(23.2)
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	32.6	13.3

Total risk management and trading—mark-to-market	(17.0)	(9.9)

Total unrealized mark-to-market*	42.7	21.7
Realized mark-to-market	(32.6)	(13.3)

Total mark-to-market results	$10.1	$8.4

* Total unrealized mark-to-market is the sum of origination gains and total risk management and trading—mark-to-market.

        Origination gains arise primarily from contracts that our global commodities operation structures to meet the risk management needs of our customers or relate to our trading activities. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction. In the first quarter of 2008, our global commodities operation amended certain nonderivative contracts to mitigate counterparty performance risk under the existing contracts. As a result of these amendments, the revised contracts are derivatives subject to mark-to-market accounting under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The change in accounting for these contracts from nonderivative to derivative resulted in substantially all of the origination gains for 2008 presented in the table above.

        In the first quarter of 2007, our global commodities operation similarly amended certain nonderivative power sales contracts to reduce counterparty nonperformance risk, resulting in the contracts becoming derivatives for which mark-to-market accounting is required. Simultaneous with the amending of the nonderivative contracts, we executed at current market prices several new offsetting derivative power purchase contracts subject to mark-to-market accounting. The combination of these transactions resulted in substantially all of the origination gains in 2007 presented in the table above, as well as mitigated our risk exposure under the amended contracts. The origination gain from these 2007 transactions was partially offset by approximately $12 million of losses in our accrual portfolio due to the reclassification of losses related to cash-flow hedges previously established for the amended nonderivative contracts from "Accumulated other comprehensive loss" into earnings.

        Risk management and trading—mark-to-market represents both realized and unrealized gains and losses from changes in the value of our portfolio, including the recognition of gains and losses associated with changes in the unobservable input valuation adjustment. In addition, we use derivative contracts subject to mark-to-market accounting to manage our exposure to changes in market prices for certain non-trading activities, while in general the underlying physical transactions relating to these activities are accounted for on an accrual basis. We discuss the changes in mark-to-market results on the next page. We show the relationship between our mark-to-market results and the change in our net mark-to-market energy asset later in this section.

        Total mark-to-market results increased $1.7 million during the quarter ended March 31, 2008 compared to the same period of 2007 primarily due to the increase in origination gains previously discussed, partially offset by higher losses from unrealized changes in fair value. Unrealized changes in fair value represented increased losses of $26.4 million primarily due to:

  •
  Approximately $42 million related to the unfavorable impact of certain economic hedges that do not qualify for or are not designated as cash-flow hedges, and
  •
  Approximately $16 million for losses on open positions resulting from an unfavorable price environment in the first quarter of 2008 as compared to the same period in 2007.

        These unfavorable items were partially offset by the favorable impact of approximately $32 million of gains in our retail gas business when comparing first quarter 2008 to the same period in 2007.

Derivative Assets and Liabilities

As discussed in our 2007 Annual Report on Form 10-K, our "Derivative assets and liabilities" include contracts accounted for as hedges and those accounted for on a mark-to-market basis.

        Derivative assets and liabilities consisted of the following:

	March 31, 2008	December 31, 2007

	(In millions)
Current Assets	$1,843.0	$760.6
Noncurrent Assets	1,472.4	1,030.2

Total Assets	3,315.4	1,790.8

Current Liabilities	1,847.4	1,134.3
Noncurrent Liabilities	1,480.3	1,118.9

Total Liabilities	3,327.7	2,253.2

Net Derivative Position	$(12.3)	$(462.4)

Composition of net derivative position:
Hedges	$(335.8)	$(937.6)
Mark-to-market	$762.7	$673.0
Net cash collateral included in derivative balances	$(439.2)	$(197.8)

Net Derivative Position	$(12.3)	$(462.4)

        The decrease in our net derivative liability subject to hedge accounting since December 31, 2007 of $601.8 million was due primarily to increases in power prices that increased the fair value of our cash-flow hedge positions and settlements of cash-flow hedges during the first quarter of 2008.

        The following are the primary sources of the change in the net mark-to-market energy asset during the quarter ended March 31, 2008:

	(In millions)
Fair value beginning of period		$673.0
Changes in fair value recorded in earnings
Origination gains	$59.7
Unrealized changes in fair value	(49.6)
Changes in valuation techniques	—
Reclassification of settled contracts to realized	32.6

Total changes in fair value		42.7
Changes in value of exchange-listed futures and options		33.7
Net change in premiums on options		(15.1)
Contracts acquired		—
Other changes in fair value		28.4

Fair value at end of period		$762.7

        Changes in our net derivative asset that affected earnings were as follows:

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

        The net derivative asset also changed due to the following items recorded in accounts other than in our Consolidated Statements of Income:

  •
  Changes in value of exchange-listed futures and options are adjustments to remove unrealized revenue from exchange-traded contracts that are included in risk management revenues. The fair value of these contracts is recorded in "Accounts receivable" rather than "Derivative assets" in our Consolidated Balance Sheets because these amounts are settled through our margin account with a third-party broker.
  •
  Net changes in premiums on options reflects the accounting for premiums on options purchased as an increase in the net derivative asset and premiums on options sold as a decrease in the net derivative asset.
  •
  Contracts acquired represents the initial fair value of acquired derivative contracts recorded in "Derivative assets and liabilities" in our Consolidated Balance Sheets.
  •
  Other changes in fair value include transfers of derivative assets and liabilities between accounting methods resulting from the designation and de-designation of cash-flow hedges.

        Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. Fair value is the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

        Consistent with the exit price concept, upon adoption we reduced our derivative liabilities to reflect our own credit risk. As a result, during the first quarter of 2008 we recorded a pre-tax increase in "Accumulated other comprehensive income" totaling $10 million for the portion related to cash-flow hedges and a pre-tax gain in earnings totaling $3 million for the remainder of our derivative liabilities. All other impacts of adoption were immaterial. We discuss SFAS No. 157 and how we determine fair value in more detail in the Notes to Consolidated Financial Statements beginning on page 21.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy established by SFAS No. 157 are as follows as of March 31, 2008:

	Settlement Term

	2008	2009	2010	2011	2012	2013	Thereafter	Fair Value

	(In millions)
Level 1	$(94.4)	$(32.9)	$—	$—	$—	$—	$—	$(127.3)
Level 2	65.4	365.9	(64.9)	1.1	15.4	3.8	(0.2)	386.5
Level 3	123.6	74.7	211.2	76.9	8.2	1.1	7.8	503.5

Total net derivative asset subject to mark-to-market accounting	$94.6	$407.7	$146.3	$78.0	$23.6	$4.9	$7.6	$762.7

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

        We manage our mark-to-market risk on a portfolio basis based upon the delivery period of our contracts and the individual components of the risks within each contract. Accordingly, we manage the energy purchase and sale obligations under our contracts in separate components based upon the commodity (e.g., electricity or gas), the product (e.g., electricity for delivery during peak or off-peak hours), the delivery location (e.g., by region), the risk profile (e.g., forward or option), and the delivery period (e.g., by month and year).

        The electricity, fuel, and other energy contracts we hold have varying terms to maturity, ranging from contracts for delivery the next hour to contracts with terms of ten years or more. Because an active, liquid electricity futures market comparable to that for other commodities has not developed, the majority of contracts are direct contracts between market participants and are not exchange-traded or financially settling contracts that can be readily offset in their entirety through an exchange or other market mechanism. Consequently, we and other market participants generally realize the value of these contracts as cash flows become due or payable under the terms of the contracts rather than through selling or liquidating the contracts themselves.

        In order to realize the entire value of a long-term contract in a single transaction, we would need to sell or assign the entire contract. If we were to sell or assign any of our long-term contracts in their entirety, we may not realize the entire value reflected in the table on the preceding page. However, based upon the nature of the global commodities operation, we expect to realize the value of these contracts, as well as any contracts we may enter into in the future to manage our risk, over time as the contracts and related hedges settle in accordance with their terms. Generally, we do not expect to realize the value of these contracts and related hedges by selling or assigning the contracts themselves in total.

Operating Expenses

Our merchant energy business operating expenses increased $9.6 million during the quarter ended March 31, 2008 compared to the same period of 2007 primarily due to higher outage costs and ash handling expenses at our fossil generating facilities.

Depreciation, Depletion and Amortization Expense

Our merchant energy business incurred higher depreciation, depletion and amortization expenses of $8.2 million during the quarter ended March 31, 2008 compared to the same period of 2007 primarily due to increased depletion expenses of $9.9 million related to our upstream natural gas operations as a result of acquisitions made in 2007.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2007 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2008	2007

	(In millions)
Revenues	$709.4	$514.8
Electricity purchased for resale expenses	(455.3)	(274.2)
Operations and maintenance expenses	(94.7)	(86.3)
Depreciation and amortization	(50.8)	(46.9)
Taxes other than income taxes	(36.2)	(35.2)

Income from Operations	$72.4	$72.2

Net Income	$33.7	$32.2

Other Items Included in Operations:
Effective tax rate impact of Maryland settlement agreement	$3.0	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Maryland Settlement Agreement

As discussed in more detail in the Notes to Consolidated Financial Statements beginning on page 14, the provisions of the Maryland settlement agreement will impact future revenues and expenses of BGE, primarily including the approximately $187 million in customer credits, for which the liability and related charge will be recorded in the second quarter of 2008, the implementation of lower depreciation rates, and the collection of the residential return portion of the Provider of Last Resort (POLR) administrative charge.

Electric Revenues

The changes in electric revenues during the quarter ended March 31, 2008 compared to the same period of 2007 were caused by:

Quarter Ended March 31, 2008 vs. 2007

(In millions)
Distribution volumes	$(3.8)
Revenue decoupling	5.3
Standard offer service	(10.5)
Rate stabilization credits	192.3
Rate stabilization recovery	19.0
Financing credits	(4.5)
Senate Bill 1 credits	(5.4)

Total change in electric revenues from electric system sales	192.4
Other	2.2

Total change in electric revenues	$194.6

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, during the quarter ended March 31, 2008 compared to the same period of 2007 were:

Quarter Ended March 31, 2008 vs. 2007

Residential	(2.8)%
Commercial	(4.4)
Industrial	(1.0)

        During the quarter ended March 31, 2008, we distributed less electricity to residential and commercial customers compared to the same period of 2007 mostly due to milder weather and decreased usage per customer, partially offset by an increased number of customers. We distributed essentially the same amount of electricity to industrial customers.

Revenue Decoupling

Beginning in January 2008, the Maryland PSC allows us to record a monthly adjustment to our electric distribution revenues from residential and small commercial customers to eliminate the effect of abnormal weather and usage patterns per customer on our electric distribution volumes. This means our monthly electric distribution revenues for residential and small commercial customers are based on weather and usage that is considered "normal" for the month. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative supplier. We discuss the provisions of Maryland's Senate Bill 1 related to residential electric rates in Item 7. Management's Discussion and Analysis—Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section of our 2007 Annual Report on Form 10-K.

        Standard offer service revenues decreased during the quarter ended March 31, 2008 compared to the same period of 2007 mostly due to lower standard offer service volumes, partially offset by an increase in the standard offer service rates.

Rate Stabilization Credits

As a result of Senate Bill 1, we were required to defer from July 1, 2006 until May 31, 2007 a portion of the full market rate increase resulting from the expiration of the residential rate freeze. In addition, we offered a plan also required under Senate Bill 1 allowing residential customers the option to defer the transition to market rates from June 1, 2007 until January 1, 2008. The decrease in rate stabilization credits during the quarter ended March 31, 2008 compared to the same period in 2007 was due to the expiration of the rate stabilization plan which began on July 1, 2006 and ended on May 31, 2007.

Rate Stabilization Recovery

In late June 2007, BGE began recovering amounts deferred during the first rate deferral period that ended on May 31, 2007.

Financing Credits

Concurrent with the recovery of the deferred amounts related to the first rate deferral period, we are providing credits to residential customers to compensate them primarily for income tax benefits associated with the financing of the deferred amounts with rate stabilization bonds.

Senate Bill 1 Credits

As a result of Senate Bill 1, beginning January 1, 2007, we were required to provide to residential electric customers a credit equal to the amount collected from all BGE electric customers for the decommissioning of our Calvert Cliffs nuclear power plant and to suspend collection of the residential return component of the POLR administrative charge collected through residential rates through May 31, 2007. Under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, we were required to reinstate collection of the residential return component of the POLR administration charge in rates and to provide all residential electric customers a credit for the residential return component of the administrative charge. Under the Maryland settlement agreement, which is discussed in more detail beginning on page 14 of Notes to Consolidated Financial Statements, BGE will be allowed to resume collection of the residential return portion of the POLR administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to residential customers.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers.

	Quarter Ended March 31,
	2008	2007

	(In millions)
Actual costs	$441.2	$466.5
Deferral under rate stabilization plan	—	(192.3)
Recovery under rate stabilization plan	14.1	—

Electricity purchased for resale expenses	$455.3	$274.2

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $25.3 million during the quarter ended March 31, 2008 compared to the same period of 2007 primarily due to lower volumes and lower contract prices to purchase electricity for our customers.

Deferral under Rate Stabilization Plan

The deferral of the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under Senate Bill 1 ended on January 1, 2008. These deferred expenses, plus carrying charges, are included in "Regulatory Assets (net)" in our, and BGE's, Consolidated Balance Sheets.

Recovery under Rate Stabilization Plan

In late June 2007, we began recovering previously deferred amounts from customers. We recovered $14.1 million during the quarter ended March 31, 2008 in deferred electricity purchased for resale expenses. These collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated operations and maintenance expenses increased $8.4 million in the quarter ended March 31, 2008 compared to the same period in 2007 primarily due to $6.3 million in higher labor and benefit costs and the impact of inflation on other costs and increased uncollectible accounts receivable expense of $3.1 million.

Electric Depreciation and Amortization

Regulated electric depreciation and amortization expense increased $3.9 million during the quarter ended March 31, 2008 compared to the same period in 2007 primarily due to increased amortization expense associated with demand response programs, which are discussed in more detail in Item 1. Business—Baltimore Gas & Electric Company—Electric Load Management section of our 2007 Annual Report on Form 10-K.

        As a result of the Maryland settlement agreement, which is discussed in more detail beginning on page 14 of Notes to Consolidated Financial Statements, BGE will implement revised depreciation rates for financial reporting purposes effective June 1, 2008 that are expected to reduce annual depreciation expense by approximately $16 to $18 million for its electric business.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2007 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2008	2007

	(In millions)
Revenues	$396.4	$407.3
Gas purchased for resale expenses	(270.0)	(284.1)
Operations and maintenance expenses	(38.9)	(36.8)
Depreciation and amortization	(11.9)	(12.0)
Taxes other than income taxes	(10.4)	(10.6)

Income from operations	$65.2	$63.8

Net Income	$39.4	$33.7

Other Items Included in Operations:
Effective tax rate impact of Maryland settlement agreement	$3.6	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income from the regulated gas business increased $5.7 million in the quarter ended March 31, 2008 compared to the same period in 2007 primarily due to an increase in revenues less gas purchased for resale expenses of $1.1 million after-tax and the impact of reduced earnings from the Maryland settlement agreement on our effective tax rate of $3.6 million.

Gas Revenues

The changes in gas revenues during the quarter ended March 31, 2008 compared to the same period of 2007 were caused by:

Quarter Ended March 31, 2008 vs. 2007

(In millions)
Distribution volumes	$(5.9)
Base rates	(0.1)
Gas revenue decoupling	6.5
Gas cost adjustments	(24.7)

Total change in gas revenues from gas system sales	(24.2)
Off-system sales	12.7
Other	0.6

Total change in gas revenues	$(10.9)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, during the quarter ended March 31, 2008 compared to the same period of 2007 were:

Quarter Ended March 31, 2008 vs. 2007

Residential	(8.9)%
Commercial	(2.9)
Industrial	21.9

        During the quarter ended March 31, 2008, we distributed less gas to residential and commercial customers compared to the same period of 2007 mostly due to decreased usage per customer and milder weather, partially offset by an increased number of customers. We distributed more gas to industrial customers mostly due to increased usage per customer.

Base Rates

In December 2005, the Maryland PSC issued an order granting BGE a $35.6 million annual increase in its gas base rates. In December 2006, the Baltimore City Circuit Court upheld the rate order. However, certain parties have filed an appeal with the Court of Special Appeals. We cannot provide assurance that the Maryland PSC's order will not be reversed in whole or in part or that certain issues will not be remanded to the Maryland PSC for reconsideration.

Gas Revenue Decoupling

The Maryland PSC allows us to record a monthly adjustment to our gas distribution revenues to eliminate the effect of abnormal weather and usage patterns per customer on our gas distribution sales volumes. This means our monthly gas distribution revenues are based on weather and usage that is considered "normal" for the month. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions.

Gas Cost Adjustments

We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2007 Annual Report on Form 10-K.

        Gas cost adjustment revenues decreased $24.7 million during the quarter ended March 31, 2008 compared to the same period of 2007 because we sold less gas at lower rates. Although gas prices were higher in the first quarter of 2008 than in the first quarter of 2007, the gas cost adjustment rates charged to BGE customers were lower in 2008 than 2007. This was due to the fact that the gas cost adjustment rates charged to BGE customers in the first quarter of 2007 reflected catch-up adjustments for 2006 gas cost increases that were deferred for future collection under the Maryland PSC gas cost adjustment clause.

Off-System Sales

Off-system sales are low-margin direct sales of gas to wholesale suppliers of natural gas. Off-system gas sales, which occur after we have satisfied our customers' demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). Changes in off-system sales do not significantly impact earnings.

        Revenues from off-system gas sales increased $12.7 million during the quarter ended March 31, 2008 compared to the same period of 2007 because we sold more gas at higher prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $14.1 million during the quarter ended March 31, 2008 compared to the same period of 2007 because we purchased less gas, partially offset by higher prices.

Gas Depreciation and Amortization

As a result of the Maryland settlement agreement, which is discussed in more detail beginning on page 14 of Notes to Consolidated Financial Statements, BGE will implement revised depreciation rates for financial reporting purposes effective June 1, 2008 that are expected to reduce annual depreciation expense by approximately $6 million for its gas business.

Other Nonregulated Businesses

Results

	Quarter Ended March 31,
	2008	2007

	(In millions)
Revenues	$59.2	$74.7
Operating expenses	(45.4)	(47.2)
Depreciation and amortization	(14.5)	(10.6)
Taxes other than income taxes	(0.5)	(0.6)

(Loss) income from Operations	$(1.2)	$16.3

Net Income	$0.4	$9.8

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 13 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        During the quarter ended March 31, 2008, net income decreased $9.4 million compared to the same period of 2007 primarily because the first quarter of 2007 included a gain related to the sale of a leasing arrangement that did not occur in 2008.

Consolidated Nonoperating Income and Expenses

Fixed Charges

Our fixed charges decreased $4.8 million during the quarter ended March 31, 2008 compared to the same period of 2007 mostly due to lower average level of debt outstanding.

        Fixed charges at BGE increased $5.8 million during the quarter ended March 31, 2008 compared to the same period of 2007 mostly due to interest expense recognized on the rate stabilization bonds that were issued in June 2007.

Income Taxes

During the quarter ended March 31, 2008, our income tax expense increased $8.2 million compared to the same period of 2007 mostly because of the absence of synthetic fuel tax credits, which expired in 2007, partially offset by lower income before income taxes.

        During the quarter ended March 31, 2008, BGE's income tax expense decreased $8.3 million mostly due to its lower effective tax rate. BGE projects a reduction in its 2008 taxable income, which increased the relative impact of the favorable permanent tax adjustments in its effective tax rate, as a result of the impact of certain provisions of the Maryland settlement agreement. We discuss the Maryland settlement agreement in more detail beginning on page 14.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the quarter ended March 31, 2008 and 2007, excluding the impact of changes in intercompany balances.

	2008 Segment Cash Flows			Consolidated Cash Flows
	Quarter Ended March 31, 2008			Quarter Ended March 31,
	Merchant	Regulated	Other	2008	2007

	(In millions)
Operating Activities
Net income	$72.2	$73.1	$0.4	$145.7	$195.7
Non-cash adjustments to net income	(70.6)	74.5	21.3	25.2	9.4
Changes in working capital	255.7	91.5	(149.9)	197.3	241.9
Defined benefit obligations*				(62.4)	(104.0)
Other	32.6	13.3	(6.6)	39.3	6.0

Net cash provided by (used in) operating activities	289.9	252.4	(134.8)	345.1	349.0

Investing activities
Investments in property, plant and equipment	(262.0)	(112.8)	(13.6)	(388.4)	(272.7)
Acquisitions, net of cash acquired	(156.9)	—	—	(156.9)	(212.0)
Contributions to nuclear decommissioning trust funds	(18.7)	—	—	(18.7)	(8.8)
Sales of property, plant and equipment	50.9	12.9	—	63.8	—
Increase in restricted funds	—	(38.7)	(0.6)	(39.3)	(15.3)
Other	(0.6)	—	—	(0.6)	16.1

Net cash used in investing activities	(387.3)	(138.6)	(14.2)	(540.1)	(492.7)

Cash flows from operating activities less cash flows from investing activities	$(97.4)	$113.8	$(149.0)	(195.0)	(143.7)

Financing Activities*
Net repayment of debt				(163.7)	(116.5)
Proceeds from issuance of common stock				3.9	22.1
Common stock dividends paid				(79.3)	(68.5)
Reacquisition of common stock				—	(77.6)
Proceeds from contract and portfolio acquisitions				—	27.0
Other				0.8	4.7

Net cash used in financing activities				(238.3)	(208.8)

Net decrease in cash and cash equivalents				$(433.3)	$(352.5)

* Items are not allocated to the business segments because they are managed for the company as a whole.
Certain prior-period amounts have been reclassified to conform to the current period presentation.

Cash Flows from Investing Activities

Cash used in investing activities was $540.1 million in 2008 compared to $492.7 million in 2007. The $47.4 million increase in cash used in 2008 compared to 2007 was primarily due to a $115.7 million increase in cash paid for investments in property, plant and equipment, which includes spending related to environmental controls at our generating facilities.

        These increases in the use of cash were partially offset by a $63.8 million increase in proceeds from sales of property, plant and equipment at our merchant energy business and our regulated energy business and a $55.1 million decrease in cash paid for acquisitions.

Cash Flows from Financing Activities

Cash used in financing activities was $238.3 million in 2008 compared to $208.8 million in 2007. The increase in cash used for financing activities of $29.5 million was primarily due to a net increase in cash used to repay short-term borrowings and long-term debt of $47.2 million, a $10.8 million increase in our dividends paid in 2008 compared to 2007, and a decrease in proceeds from contract and portfolio acquisitions of $27 million. These increases in cash used for financing activities were partially offset by a net decrease in cash used for common stock activity of $59.4 million.

Security Ratings

In April 2008, Fitch Ratings affirmed the ratings of both Constellation Energy and BGE and removed the ratings from Ratings Watch Negative upon the passage of legislation by the Maryland legislature relating to the Maryland settlement agreement discussed in more detail beginning on page 14 of Notes to Consolidated Financial Statements. We discuss the impact of our security ratings on our liquidity in more detail on page 41.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At March 31, 2008, we had a $3.85 billion five-year credit facility that expires in July 2012 and a $250.0 million one-year credit facility that expires in December 2008.

        These revolving credit facilities allow the issuance of letters of credit up to $4.1 billion. At March 31, 2008, letters of credit that totaled $2.6 billion were issued under these facilities, which results in approximately $1.5 billion of unused credit facilities.

        Additionally, in January 2008, we entered into a new six month line of credit totaling $500.0 million. This line of credit expires in July 2008 and has an option to be extended for an additional six months, subject to the lender's approval. No amounts were outstanding under this line of credit at March 31, 2008.

        We enter into these facilities to ensure adequate liquidity to support our operations. Currently, we use the facilities to issue letters of credit primarily for our merchant energy business.

        We expect to fund future acquisitions with an overall goal of maintaining a strong investment grade credit profile.

BGE

BGE currently maintains a $400.0 million five-year revolving credit facility expiring in 2011. BGE can borrow directly from the banks, use the facilities to allow commercial paper to be issued or issue letters of credit. As of March 31, 2008, BGE had $1.0 million in letters of credit issued, which results in $399.0 million in unused credit facilities.

Capital Resources

Our estimated annual cash requirement amounts for the years 2008 and 2009 are shown in the table below.

        We will continue to have cash requirements for:

  •
  working capital needs,
  •
  payments of interest, distributions, and dividends,
  •
  capital expenditures, and
  •
  the retirement of debt and redemption of preference stock.

        Capital requirements for 2008 and 2009 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section beginning on page 47 and Item 1A. Risk Factors section on page 45. We discuss the potential impact of environmental legislation and regulation in more detail in Business Environment section on page 25 and Item 1. Business—Environmental Matters section of our 2007 Annual Report on Form 10-K.

Calendar Year Estimates	2008	2009

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$670	$510
Environmental controls	545	335
Portfolio acquisitions/investments	455	115
Technology/other	135	125
Nuclear Fuel	200	270

Total merchant energy capital requirements	2,005	1,355
Other nonregulated capital requirements	80	65

Total nonregulated capital requirements	2,085	1,420

Regulated Capital Requirements:
Regulated electric	410	465
Regulated gas	80	95

Total regulated capital requirements	490	560

Total Capital Requirements	$2,575	$1,980

Capital Requirements

Merchant Energy Business

Our merchant energy business' capital requirements consist of its continuing requirements, including expenditures for:

  •
  improvements to generating plants,
  •
  nuclear fuel costs,
  •
  upstream gas investments,
  •
  portfolio acquisitions and other investments,
  •
  costs of complying with the EPA, Maryland, and Pennsylvania environmental regulations and legislation, and
  •
  enhancements to our information technology infrastructure.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives.

Funding for Capital Requirements

We discuss our funding for capital requirements in our 2007 Annual Report on Form 10-K.

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

        We detail our contractual payment obligations at March 31, 2008 in the following table:

	Payments
	2008	2009- 2010	2011- 2012	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$1.9	$501.9	$757.4	$1,592.7	$2,853.9
Interest	115.3	272.8	232.5	1,207.2	1,827.8

Total	117.2	774.7	989.9	2,799.9	4,681.7
BGE
Principal	205.3	121.6	254.2	1,489.3	2,070.4
Interest	86.3	215.6	197.4	1,411.5	1,910.8

Total	291.6	337.2	451.6	2,900.8	3,981.2
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]	436.8	507.7	318.7	575.2	1,838.4
Purchase obligations:[3]
Purchased capacity and energy[4]	408.0	540.9	214.3	268.1	1,431.3
Fuel and transportation	1,394.1	1,706.4	641.8	923.5	4,665.8
Other	258.9	45.6	19.6	19.2	343.3
Other noncurrent liabilities:
FIN 48 tax liability	11.8	28.3	—	13.6	53.7
Pension benefits[5]	6.1	200.2	162.9	—	369.2
Postretirement and postemployment benefits[6]	32.4	99.6	116.2	242.2	490.4

Total contractual payment obligations	$2,956.9	$4,240.6	$2,915.0	$7,932.5	$18,045.0

1
Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $339.8 million early through put options and remarketing features. Interest on variable rate debt is included based on the forward curve for interest rates.

2
Our operating lease commitments include future payment obligations under certain power purchase agreements as discussed further in Note 11 of our 2007 Annual Report on Form 10-K.

3
Contracts to purchase goods or services that specify all significant terms. Amounts related to certain purchase obligations are based on future purchase expectations, which may differ from actual purchases.

4
Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including both the fixed payment portions of tolling contracts and estimated variable payments under unit-contingent power purchase agreements.

5
Amounts related to pension benefits reflect our current 5-year forecast of contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 of our 2007 Annual Report on Form 10-K for more detail on our pension plans.

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

        We regularly review our liquidity needs to ensure that we have adequate facilities available to meet collateral requirements. This includes having liquidity available to meet margin requirements for our customer supply and global commodities activities.

        We have certain agreements that contain provisions that would require additional collateral upon significant credit rating decreases in senior unsecured debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under counterparty contracts related to our wholesale marketing, risk management, and trading operation, we are obligated to post collateral if Constellation Energy's senior unsecured credit ratings declined below established contractual levels. Based on contractual provisions at March 31, 2008, we estimate that if Constellation Energy's senior unsecured debt were downgraded we would have the following additional collateral obligations:

Credit Ratings Downgraded to	Level Below Current Rating	Incremental Obligations	Cumulative Obligations

	(In millions)
BBB/Baa2	1	$320	$320
BBB-/Baa3	2	306	626
Below investment grade	3	982	1,608

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, which could be material. We discuss our credit ratings in the Security Ratings section on page 39 and in our 2007 Annual Report on Form 10-K. We discuss our credit facilities in the Available Sources of Funding section on page 39.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2008, the debt to capitalization ratios as defined in the credit agreements were no greater than 48%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2008, the debt to capitalization ratio for BGE as defined in this credit agreement was 43%.

Off-Balance Sheet Arrangements

We discuss our off-balance sheet arrangements in our 2007 Annual Report on Form 10-K.

        At March 31, 2008, Constellation Energy had a total face amount of $15,553.9 million in guarantees outstanding, of which $14,318.9 million related to our merchant energy business. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our calculated fair value of obligations for commercial transactions covered by these guarantees was $4,193.6 million at March 31, 2008, which represents the total amount the parent company could be required to fund based on March 31, 2008 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements on page 17.

Market Risk

Commodity Risk

We measure the sensitivity of the mark-to-market energy contracts of our global commodities operation to potential changes in market prices using value at risk. Value at risk represents the potential pre-tax loss in the fair value of our global commodities operation derivative assets and liabilities subject to mark-to-market accounting over one- and ten-day holding periods. We discuss value at risk in more detail in the Market Risk section of our 2007 Annual Report on Form 10-K. The table on the next page is the value at risk associated with our global commodities operation's derivative assets and liabilities subject to mark-to-market accounting, including both trading and non-trading activities.

        We discuss our mark-to-market results in more detail in the Mark-to-Market section beginning on page 30.

Quarter Ended March 31, 2008

(In millions)
99% Confidence Level, One-Day Holding Period
Average	$22.4
High	29.2
95% Confidence Level, One-Day Holding Period
Average	17.0
High	22.3
95% Confidence Level, Ten-Day Holding Period
Average	53.9
High	70.4

        The following table details our value at risk for the trading portion of our global commodities operation's derivative assets and liabilities subject to mark-to-market accounting over a one-day holding period at a 99% confidence level for the first quarter of 2008:

Quarter Ended March 31, 2008

(In millions)
Average	$18.5
High	22.1

        Due to the inherent limitations of statistical measures such as value at risk and the seasonality of changes in market prices, the value at risk calculation may not reflect the full extent of our commodity price risk exposure. Additionally, actual changes in the value of options may differ from the value at risk calculated using a linear approximation inherent in our calculation method. As a result, actual changes in the fair value of derivative contracts subject to mark-to-market accounting could differ from the calculated value at risk, and such changes could have a material impact on our financial results.

Wholesale Credit Risk

We actively monitor the credit portfolio of our global commodities operation to attempt to reduce the impact of potential counterparty default. The wholesale derivative and nonderivative portfolio of our global commodities operation had the following public credit ratings:

	March 31, 2008	December 31, 2007

Rating
Investment Grade[1]	41%	44%
Non-Investment Grade[2]	22	7
Not Rated	37	49

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

2 The change is primarily due to increased credit exposures from higher commodity prices during the quarter ended March 31, 2008, rather than new business with non-investment grade counterparties.

        We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. The "Not Rated" category in the table above includes counterparties that do not have public credit ratings for which we determine creditworthiness based on internal credit ratings. These counterparties include governmental entities, municipalities, cooperatives, power pools, and certain load-serving entities, marketers, and coal and freight suppliers.

        The following table provides the breakdown of the credit quality of our wholesale business based on our internal credit ratings:

	March 31, 2008	December 31, 2007

Investment Grade Equivalent	48%	62%
Non-Investment Grade	52	38

        The decrease in wholesale credit quality during the first quarter of 2008 primarily reflects factors impacting our global coal and freight businesses. Due to a dramatic increase in coal prices from the beginning of the year, our total exposure to these counterparties increased during the quarter ended March 31, 2008. As a result, the credit quality of our wholesale portfolio declined.

        By location, approximately 72% of our wholesale credit risk exposure is with domestic (U.S. and Canada) counterparties, and 28% is with international counterparties, which includes exposure to emerging markets such as Indonesia.

        Our total exposure, net of collateral, to counterparties across our entire wholesale portfolio is $5.2 billion as of March 31, 2008. The top ten counterparties account for approximately 35% of our total exposure.

        If a counterparty were to default on its contractual obligations and we were to liquidate all contracts with that entity, our potential credit loss would include the loss in value of these contracts. This would include contracts accounted for using the mark-to-market, hedge, and accrual accounting methods, the amount owed or due from settled transactions, and a reduction for any collateral held from the counterparty. In addition, if a counterparty were to default under an accrual contract that is currently favorable to us, we may recognize a material adverse impact on our results in the future delivery period to the extent that we are required to replace the contract that is in default with another contract at current market prices. To reduce our credit risk with counterparties we attempt to enter into agreements that allow us to obtain collateral on a contingent basis, seek third-party guarantees of the counterparty's obligation, and enter into netting agreements that allow us to offset receivables and payables.

        Our total exposure of $5.2 billion, net of collateral, includes both accrual positions prior to being settled and recorded in our Consolidated Balance Sheets and derivatives that are recorded at fair value in our Consolidated Balance Sheets. The portion of our wholesale credit risk related to transactions that are recorded in our Consolidated Balance Sheets primarily relates to open energy commodity positions from our global commodities operation that are accounted for using mark-to-market accounting, derivatives that qualify for designation as hedges under SFAS No. 133, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid.

        The following table highlights the credit quality and exposures related to those activities recorded in our Consolidated Balance Sheets at March 31, 2008:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(In millions)
Investment grade	$1,738	$564	$1,174	—	$—
Split rating	33	7	26	—	—
Non-investment grade	800	121	679	1	572
Internally rated—investment grade	197	1	196	—	—
Internally rated—non-investment grade	495	61	434	—	—

Total	$3,263	$754	$2,509	1	$572

        Due to the possibility of extreme volatility in the prices of energy commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If such a counterparty were then to fail to perform its obligations under its contract (for example, fail to deliver the electricity our global commodities operation had contracted), we could incur a loss that could have a material impact on our financial results. We discuss our actual credit losses in more detail in the Global Commodities section on page 29.

Interest Rate Risk, Retail Credit Risk, Foreign Currency Risk, and Equity Price Risk

We discuss our exposure to interest rate risk, retail credit risk, foreign currency risk, and equity price risk in the Market Risk section of our 2007 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  SFAS No. 133 hedging activities section in the Notes to Consolidated Financial Statements beginning on page 19,
  •
  activities of our global commodities operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 27,
  •
  evaluation of commodity and credit risk in the Market Risk section of Management's Discussion and Analysis beginning on page 41, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 24.

Items 4 and 4(T). Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

The principal executive officers and principal financial officer of both Constellation Energy and BGE have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's and BGE's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements beginning on page 18.

Item 1A. Risk Factors

You should consider carefully the following risks, along with the risks described under Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K and the other information contained in this Form 10-Q. The risks and uncertainties described below and in our 2007 Annual Report on Form 10-K are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 2. Management's Discussion and Analysis. If any of the following events occur, our business and financial results could be materially adversely affected.

We, and BGE in particular, are subject to extensive local, state and federal regulation that could affect our operations and costs.

We are subject to regulation by federal and state governmental entities, including the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Maryland PSC and the utility commissions of other states in which we have operations. In addition, changing governmental policies and regulatory actions can have a significant impact on us. Regulations can affect, for example, allowed rates of return, requirements for plant operations, recovery of costs, limitations on dividend payments and the regulation or reregulation of wholesale and retail competition (including but not limited to retail choice and transmission costs).

        BGE's distribution rates are subject to regulation by the Maryland PSC, and such rates are effective until new rates are approved. If the Maryland PSC does not approve new rates, BGE might not be able to recover certain costs it incurs. In addition, limited categories of costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover material costs not included in rates or adjustment clauses, including increases in uncollectible customer accounts that may result from higher gas and electric costs, could have an adverse effect on our, or BGE's, cash flow and financial position.

        Energy legislation enacted in Maryland in June 2006 and April 2007 mandated that the Maryland PSC review Maryland's deregulated electricity market. Although the settlement agreement reached with the State of Maryland terminated certain studies relating to the 1999 deregulation settlement, the State of Maryland and the Maryland PSC may still undertake a review of the Maryland electric industry and market structure and consider options for reregulation. We cannot at this time predict the final outcome of this review or how such outcome may affect our, or BGE's financial results, but it could be material.

        The regulatory process may restrict our ability to grow earnings in certain parts of our business, cause delays in or affect business planning and transactions and increase our, or BGE's, costs.

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Amounts of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)[2]

January 1 – January 31, 2008	251	$106.10	514,376	[3]	$750 million
February 1 – February 29, 2008	198,575	94.78	—		750 million
March 1 – March 31, 2008	—	—	—		750 million

Total	198,826	$94.79	514,376		—

1 Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock and restricted stock units.

2 In October 2007, our board of directors approved a common share repurchase program for up to $1 billion of our outstanding common shares. The program is expected to be executed over the 24 months following approval in a manner that preserves flexibility to pursue additional strategic investment opportunities.

3 Represents additional shares delivered by a financial institution to complete an accelerated share repurchase transaction entered into in October 2007. In total, 2,537,903 shares were repurchased pursuant to the accelerated share repurchase transaction at a final per share price determined based on a discount to the volume-weighted average trading price of $100.53 per share of our common stock.

        See Note 9 of our 2007 Annual Report on Form 10-K for a further description of our common share repurchase program and the accelerated share repurchase agreement.

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy related products including coal, natural gas, oil, electricity, nuclear fuel, freight, and emission allowances,
  •
  the liquidity and competitiveness of wholesale markets for energy commodities,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
  •
  the ability to attract and retain customers in our customer supply activities and to adequately forecast their energy usage,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted in those markets,
  •
  uncertainties associated with estimating natural gas reserves, developing properties, and extracting natural gas,
  •
  regulatory or legislative developments federally, in Maryland, or in other states that affect deregulation, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to nuclear power plants, safety, or environmental compliance,
  •
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  •
  the ability of BGE to recover all its costs associated with providing customers service,
  •
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy and BGE's ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
  •
  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices,
  •
  losses on the sale or write down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  the ability to successfully identify and complete acquisitions and sales of businesses and assets, and
  •
  cost and other effects of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.

Item 6. Exhibits

Exhibit No. 10(a)		2007 Long-Term Incentive Plan of Constellation Energy Group, Inc., as amended and restated to February 21, 2008.
Exhibit No. 12(a)		Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)		Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)		Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)		Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)		Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)		Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)		Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)		Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)		Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)		Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 99(a)	*	Settlement Agreement dated March 27, 2008 (Designated as Exhibit 99.1 to the Current Report on Form 8-K dated March 28, 2008, File Nos. 1-12869 and 1-1910.)

*
Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: May 9, 2008
/s/  JOHN R. COLLINS
John R . Collins,
Executive Vice President of Constellation Energy Group,
Inc. and Senior Vice President of Baltimore Gas and
Electric Company, and as Principal Financial Officer of
each Registrant

QuickLinks

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion
Introduction and Overview
Business Environment
Events of 2008
Results of Operations for the Quarter Ended March 31, 2008 Compared with the Same Period of 2007
Financial Condition
Capital Resources
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Items 4 and 4(T). Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Issuer Purchases of Equity Securities
Item 5. Other Information
Item 6. Exhibits
SIGNATURE