Form 10-Q
period 2009-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2009-11-06
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611

100 CONSTELLATION WAY,                BALTIMORE, MARYLAND                21202
                                         (Address of principal executive offices)                (Zip Code)

410-470-2800
(Registrant's telephone number, including area code)

1-1910	BALTIMORE GAS AND ELECTRIC COMPANY	52-0280210

2 CENTER PLAZA, 110 WEST FAYETTE STREET,                BALTIMORE, MARYLAND                21202
                                         (Address of principal executive offices)                (Zip Code)

410-234-5000
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 200,899,295 shares outstanding of Constellation Energy Group, Inc. on October 30, 2009.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$3,161.7	$4,351.0	$9,371.3	$12,187.2
Regulated electric revenues	788.3	822.3	2,250.8	1,980.3
Regulated gas revenues	77.7	150.3	573.1	724.4

Total revenues	4,027.7	5,323.6	12,195.2	14,891.9
Expenses
Fuel and purchased energy expenses	2,650.4	4,318.0	8,555.2	11,620.5
Operating expenses	587.7	482.9	1,730.6	1,784.5
Merger termination and strategic alternatives costs	4.9	39.2	51.2	39.2
Impairment losses and other costs	7.5	477.1	103.3	477.1
Workforce reduction costs	0.4	2.2	11.6	2.2
Depreciation, depletion, and amortization	149.3	134.3	446.8	424.5
Accretion of asset retirement obligations	18.5	17.2	54.6	50.8
Taxes other than income taxes	74.4	81.1	224.7	227.0

Total expenses	3,493.1	5,552.0	11,178.0	14,625.8
Net (loss) gain on divestitures	(0.3)	—	(464.4)	91.5

Income (Loss) from Operations	534.3	(228.4)	552.8	357.6
Other Income (Expense)	38.7	(15.8)	23.3	42.2
Fixed Charges
Interest expense	129.7	100.0	406.8	252.3
Interest capitalized and allowance for borrowed funds used during construction	(22.5)	(10.5)	(65.7)	(26.2)

Total fixed charges	107.2	89.5	341.1	226.1

Income (Loss) from Operations Before Income Taxes	465.8	(333.7)	235.0	173.7
Income Tax Expense (Benefit)	298.4	(111.6)	159.0	71.4

Net Income (Loss)	167.4	(222.1)	76.0	102.3
Less: Net Income Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	29.8	3.6	53.8	10.8

Net Income (Loss) Attributable to Common Stock	$137.6	$(225.7)	$22.2	$91.5

Average Shares of Common Stock Outstanding—Basic	199.6	178.4	199.1	178.3
Average Shares of Common Stock Outstanding—Diluted	200.8	179.5	199.9	180.0
Earnings (Loss) Per Common Share—Basic	$0.69	$(1.27)	$0.11	$0.51

Earnings (Loss) Per Common Share—Diluted	$0.69	$(1.27)	$0.11	$0.51

Dividends Declared Per Common Share	$0.24	$0.4775	$0.72	$1.4325

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Net Income (Loss)	$167.4	$(222.1)	$76.0	$102.3
Other comprehensive income (OCI)
Hedging instruments:
Reclassification of net loss (gain) on hedging instruments from OCI to net (loss) income, net of taxes	358.9	(166.4)	1,218.3	(88.4)
Net unrealized loss on hedging instruments, net of taxes	(29.9)	(1,059.4)	(414.8)	(186.0)
Available-for-sale securities:
Reclassification of net (gain) loss on sales of securities from OCI to net (loss) income, net of taxes	(2.6)	8.9	26.9	10.5
Net unrealized gain (loss) on securities, net of taxes	56.7	(79.1)	75.6	(107.8)
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	7.4	5.4	29.5	15.9
Net unrealized gain on foreign currency, net of taxes	2.4	0.5	6.9	0.1

Comprehensive income (loss)	560.3	(1,512.2)	1,018.4	(253.4)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	29.8	3.6	53.8	10.8

Comprehensive Income (Loss) Attributable to Common Stock	$530.5	$(1,515.8)	$964.6	$(264.2)

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2009*	December 31, 2008

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$742.6	$202.2
Accounts receivable (net of allowance for uncollectibles of $180.9 and $240.6, respectively)	2,217.1	3,389.9
Fuel stocks	303.8	717.9
Materials and supplies	224.4	224.5
Derivative assets	582.8	1,465.0
Unamortized energy contract assets	89.8	81.3
Restricted cash	48.9	1,030.5
Deferred income taxes	346.0	268.0
Other	264.7	815.5

Total current assets	4,820.1	8,194.8

Investments and Other Noncurrent Assets
Nuclear decommissioning trust funds	1,200.4	1,006.3
Other investments	350.0	421.0
Regulatory assets (net)	434.1	494.7
Goodwill	25.4	4.6
Derivative assets	917.7	851.8
Unamortized energy contract assets	212.5	173.1
Other	292.0	421.3

Total investments and other noncurrent assets	3,432.1	3,372.8

Property, Plant and Equipment
Property, plant and equipment	16,148.0	15,285.6
Nuclear fuel (net of amortization)	528.4	443.0
Accumulated depreciation	(5,222.6)	(5,012.1)

Net property, plant and equipment	11,453.8	10,716.5

Total Assets	$19,706.0	$22,284.1

*  Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2009*	December 31, 2008

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$334.9	$855.7
Current portion of long-term debt	1,333.6	2,591.5
Accounts payable and accrued liabilities	1,368.9	2,370.1
Customer deposits and collateral	105.4	120.3
Derivative liabilities	823.1	1,241.8
Unamortized energy contract liabilities	397.4	393.5
Accrued expenses	393.9	373.1
Other	447.7	514.2

Total current liabilities	5,204.9	8,460.2

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,223.2	677.0
Asset retirement obligations	1,040.8	987.3
Derivative liabilities	964.8	1,115.0
Unamortized energy contract liabilities	682.3	906.4
Defined benefit obligations	1,049.5	1,354.3
Deferred investment tax credits	39.6	44.1
Other	365.8	249.6

Total deferred credits and other noncurrent liabilities	5,366.0	5,333.7

Long-term Debt, Net of Current Portion	4,839.6	5,098.7
Equity
Common shareholders' equity:
Common stock	3,213.0	3,164.5
Retained earnings	2,089.4	2,228.7
Accumulated other comprehensive loss	(1,269.4)	(2,211.8)

Total common shareholders' equity	4,033.0	3,181.4
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	72.5	20.1

Total equity	4,295.5	3,391.5

Commitments and Contingencies (see Notes)
Total Liabilities and Equity	$19,706.0	$22,284.1

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Nine Months Ended September 30,	2009	2008

	(In millions)
Cash Flows From Operating Activities
Net income	$76.0	$102.3
Adjustments to reconcile to net cash provided by operating activities
Depreciation, depletion, and amortization	446.8	424.5
Amortization of nuclear fuel	102.7	91.2
Amortization of energy contracts	(149.7)	(193.8)
All other amortization	93.2	18.2
Accretion of asset retirement obligations	54.6	50.8
Deferred income taxes	(63.8)	45.0
Investment tax credit adjustments	(4.5)	(4.8)
Deferred fuel costs	55.4	40.8
Defined benefit obligation expense	83.5	77.2
Defined benefit obligation payments	(361.2)	(111.4)
Workforce reduction costs	11.6	2.2
Impairment losses and other costs	103.3	477.1
Impairment losses on nuclear decommissioning trust assets	62.6	43.6
Merger termination and strategic alternatives costs	37.2	—
Loss (gain) on divestitures	464.4	(103.8)
Gains on termination of contracts	—	(81.6)
Equity in earnings of affiliates less than dividends received	17.8	1.1
Derivative contracts classified as financing activities	1,007.0	(37.1)
Changes in:
Accounts receivable, excluding margin	754.2	221.2
Derivative assets and liabilities, excluding collateral	125.0	(935.0)
Net collateral and margin	1,504.8	(568.6)
Materials, supplies, and fuel stocks	239.8	(328.5)
Other current assets	223.9	(134.7)
Accounts payable and accrued liabilities	(1,010.9)	57.2
Liability for uncertain tax expense	96.7	—
Other current liabilities	(47.9)	(173.8)
Other	53.1	6.6

Net cash provided by (used in) operating activities	3,975.6	(1,014.1)

Cash Flows From Investing Activities
Investments in property, plant and equipment	(1,243.2)	(1,360.5)
Asset and business acquisitions, net of cash acquired	(20.8)	(316.5)
Investments in nuclear decommissioning trust fund securities	(349.5)	(365.4)
Proceeds from nuclear decommissioning trust fund securities	330.8	346.7
Proceeds from sales of investments and other assets	81.1	241.2
Contract and portfolio acquisitions	(2,153.7)	—
Repayments of loans receivable	—	26.0
Decrease in restricted funds	979.9	8.3
Other	(15.8)	(4.1)

Net cash used in investing activities	(2,391.2)	(1,424.3)

Cash Flows From Financing Activities
Net (repayment) issuance of short-term borrowings	(520.8)	1,207.5
Proceeds from issuance of common stock	24.4	17.6
Proceeds from issuance of long-term debt	121.1	2,100.0
Repayment of long-term debt	(1,680.6)	(265.7)
Debt issuance costs	(67.8)	(50.6)
Common stock dividends paid	(179.6)	(250.7)
Reacquisition of common stock	—	(16.2)
BGE preference stock dividends paid	(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions	2,263.1	—
Derivative contracts classified as financing activities	(1,007.0)	37.1
Other	13.1	7.4

Net cash (used in) provided by financing activities	(1,044.0)	2,776.5

Net Increase in Cash and Cash Equivalents	540.4	338.1
Cash and Cash Equivalents at Beginning of Period	202.2	1,095.9

Cash and Cash Equivalents at End of Period	$742.6	$1,434.0

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Revenues
Electric revenues	$788.3	$822.4	$2,250.8	$1,980.5
Gas revenues	78.2	155.5	576.8	740.0

Total revenues	866.5	977.9	2,827.6	2,720.5
Expenses
Operating expenses
Electricity purchased for resale	508.2	556.6	1,435.9	1,416.2
Gas purchased for resale	31.2	107.5	340.9	505.2
Operations and maintenance	142.6	139.5	418.5	409.9
Merger termination and strategic alternatives costs	—	11.1	—	11.1
Depreciation and amortization	61.7	49.5	194.3	171.2
Taxes other than income taxes	44.1	44.1	136.3	130.7

Total expenses	787.8	908.3	2,525.9	2,644.3

Income from Operations	78.7	69.6	301.7	76.2
Other Income	7.0	9.3	21.7	23.5
Fixed Charges
Interest expense	35.9	38.6	108.6	105.6
Allowance for borrowed funds used during construction	(1.1)	(1.2)	(3.2)	(3.3)

Total fixed charges	34.8	37.4	105.4	102.3

Income (Loss) Before Income Taxes	50.9	41.5	218.0	(2.6)
Income Taxes	18.6	18.0	84.7	1.9

Net Income (Loss)	32.3	23.5	133.3	(4.5)
Preference Stock Dividends	3.3	3.3	9.9	9.9

Net Income (Loss) Attributable to Common Stock before Noncontrolling Interests	29.0	20.2	123.4	(14.4)
Net Income Attributable to Noncontrolling Interests	(0.4)	(0.3)	(0.4)	(0.1)

Net Income (Loss) Attributable to Common Stock	$28.6	$19.9	$123.0	$(14.5)

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2009*	December 31, 2008

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$9.2	$10.7
Accounts receivable (net of allowance for uncollectibles of $52.0 and $33.3, respectively)	328.1	327.0
Accounts receivable, unbilled (net of allowance for uncollectibles of $0.9 and $0.9, respectively)	156.0	232.3
Investment in cash pool, affiliated company	77.3	148.8
Accounts receivable, affiliated companies	1.7	4.3
Income taxes receivable (net)	187.0	2.4
Fuel stocks	89.1	143.7
Materials and supplies	32.3	38.4
Prepaid taxes other than income taxes	64.2	51.0
Regulatory assets (net)	73.7	79.7
Restricted cash	46.0	23.7
Other	2.3	8.4

Total current assets	1,066.9	1,070.4

Investments and Other Assets
Regulatory assets (net)	434.1	494.7
Receivable, affiliated company	322.5	161.1
Other	117.0	131.6

Total investments and other assets	873.6	787.4

Utility Plant
Plant in service
Electric	4,656.1	4,493.7
Gas	1,243.3	1,221.1
Common	496.7	476.3

Total plant in service	6,396.1	6,191.1
Accumulated depreciation	(2,285.7)	(2,191.0)

Net plant in service	4,110.4	4,000.1
Construction work in progress	253.3	225.7
Plant held for future use	2.3	2.6

Net utility plant	4,366.0	4,228.4

Total Assets	$6,306.5	$6,086.2

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2009*	December 31, 2008

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$334.9	$370.0
Current portion of long-term debt	66.5	90.0
Accounts payable and accrued liabilities	124.2	231.0
Accounts payable and accrued liabilities, affiliated companies	76.7	97.0
Customer deposits	74.6	72.3
Current portion of deferred income taxes	31.8	40.2
Accrued taxes	21.6	18.8
Accrued expenses and other	103.9	98.4

Total current liabilities	834.2	1,017.7

Deferred Credits and Other Liabilities
Deferred income taxes	1,074.2	843.3
Payable, affiliated company	244.4	243.2
Deferred investment tax credits	9.8	10.6
Liability for uncertain tax positions	74.8	5.5
Other	22.8	23.1

Total deferred credits and other liabilities	1,426.0	1,125.7

Long-term Debt
Rate stabilization bonds	537.8	564.4
Other long-term debt	1,443.0	1,443.0
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	—	25.0
Unamortized discount and premium	(2.2)	(2.4)
Current portion of long-term debt	(66.5)	(90.0)

Total long-term debt	2,169.8	2,197.7

Equity
Common shareholder's equity:
Common stock	912.2	912.2
Retained earnings	748.4	625.4
Accumulated other comprehensive income	0.6	0.6

Total common shareholder's equity	1,661.2	1,538.2
Preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interest	25.3	16.9

Total equity	1,876.5	1,745.1

Commitments and Contingencies (see Notes)
Total Liabilities and Equity	$6,306.5	$6,086.2

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Nine Months Ended September 30,	2009	2008

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$133.3	$(4.5)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	194.4	171.2
Other amortization	6.5	10.2
Deferred income taxes	289.7	20.5
Investment tax credit adjustments	(0.8)	(1.0)
Deferred fuel costs	55.4	40.8
Defined benefit plan expenses	25.7	27.3
Allowance for equity funds used during construction	(6.1)	(6.1)
Changes in:
Accounts receivable	75.2	177.1
Accounts receivable, affiliated companies	2.6	1.9
Materials, supplies, and fuel stocks	60.7	(73.7)
Income tax receivable (net)	(184.6)	(94.4)
Other current assets	(7.0)	(11.6)
Accounts payable and accrued liabilities	(106.8)	6.1
Accounts payable and accrued liabilities, affiliated companies	(20.3)	(51.3)
Other current liabilities	(66.9)	12.2
Long-term receivables and payables, affiliated companies	(185.8)	(44.1)
Other	38.9	(36.8)

Net cash provided by operating activities	304.1	143.8

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(265.8)	(319.0)
Change in cash pool at parent	71.6	15.3
Sales of investments and other assets	—	12.9
Increase in restricted funds	(22.3)	(5.4)

Net cash used in investing activities	(216.5)	(296.2)

Cash Flows From Financing Activities
Net (repayment) issuance of short-term borrowings	(35.1)	189.0
Proceeds from issuance of long-term debt	—	400.0
Repayment of long-term debt	(51.6)	(259.5)
Debt issuance costs	(0.5)	(2.5)
Contribution from noncontrolling interest	8.0	—
Preference stock dividends paid	(9.9)	(9.9)
Distribution to parent	—	(171.7)

Net cash (used in) provided by financing activities	(89.1)	145.4

Net Decrease in Cash and Cash Equivalents	(1.5)	(7.0)
Cash and Cash Equivalents at Beginning of Period	10.7	17.6

Cash and Cash Equivalents at End of Period	$9.2	$10.6

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

        We have evaluated events or transactions that occurred after September 30, 2009 for inclusion in these financial statements through November 6, 2009, the date these financial statements were issued.

Reclassifications

In accordance with the requirements for the presentation of noncontrolling interests, which were effective on January 1, 2009 (see page 41 for more details), we have separately presented:

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

        We also made the following reclassifications:

  •
  We have separately presented "Income taxes receivable (net)" that were previously reported within "Other current assets" on BGE's Consolidated Balance Sheets.
  •
  We have also separately presented "Liability for uncertain tax positions" that was previously reported within "Other long-term liabilities" on BGE's Consolidated Balance Sheets.

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

        In October 2009, the Maryland PSC issued an order approving our transaction with EDF subject to the following conditions:

  •
  Constellation Energy is to fund a one-time per customer distribution rate credit for BGE residential customers, before the end of March 2010, totaling $110.5 million, for which we will record a liability upon closing.
  •
  Constellation Energy will make a $250 million cash capital contribution to BGE by no later than June 30, 2010.
  •
  BGE will not pay dividends to Constellation Energy if (a) after the dividend payment, BGE's equity ratio would be below 48% or (b) BGE's senior unsecured credit rating is rated by two of the three major credit rating agencies below investment grade.
  •
  BGE may file an electric distribution rate case at any time beginning in January 2010 and may not file a subsequent electric distribution rate case until January 2011. Any rate increase in the first electric distribution rate case will be capped at 5% as agreed to by Constellation Energy in its 2008 settlement with the Maryland PSC. The timing of any gas distribution rate filing will also occur no earlier than the electric cases.
  •
  Constellation Energy will be limited to allocating no more than 31% of its holding company costs to BGE until the Maryland PSC reviews cost allocation in the context of BGE's next rate case.
  •
  Upon closing the EDF transaction, Constellation Energy and BGE will begin to implement "ring fencing" measures to ensure the bankruptcy protection and credit rating separation of BGE from Constellation Energy including the formation of a new special purpose subsidiary by Constellation Energy to hold all of the common equity interests in BGE. Timing for implementation of these measures will be proposed at a Maryland PSC hearing in December 2009.

        With the receipt of the Maryland PSC's order, Constellation Energy and EDF are proceeding with closing this transaction. Upon closing of the transaction, we will sell a 49.99% membership interest in Constellation Energy Nuclear Group LLC and its affiliates (CENG), our nuclear generation and operation business, to EDF for total consideration of approximately $4.7 billion (includes $4.5 billion at close and expense reimbursements). As a result, we will cease to have a controlling financial interest in CENG and will deconsolidate CENG in the fourth quarter of 2009. The following summarizes the estimated impact of this transaction upon closing:

  •
  We receive total cash consideration of approximately $3.5 billion and redeem the $1.0 billion of the Series B Preferred Stock held by EDF as additional purchase price resulting in net proceeds of approximately $2.2 billion after the payment of taxes.
  •
  We remove the individual assets and liabilities of CENG from our balance sheet with a net asset value of approximately $2.6 billion.
  •
  We record our retained investment in CENG at its estimated fair value of approximately $4.7 billion.
  •
  We recognize a pre-tax gain on sale of approximately $6.8 billion, calculated as follows:

(In billions)
Fair value of the consideration received from EDF	$4.7
Estimated fair value of our retained interest in CENG	4.7
Carrying amount of CENG's assets and liabilities prior to deconsolidation	(2.6)

Estimated pre-tax gain	$6.8

        Upon closing, we will account for our retained investment in CENG using the equity method and report our share of its earnings in the merchant energy segment. As a result, we will no longer record the individual income statement line items, but instead will record our share of the investment's earnings in a single line in our Consolidated Statements of Income (Loss).

        Immediately prior to the closing of the sale, we will execute a power purchase agreement (PPA) with CENG with a fair value of approximately $0.7 billion. We will report the PPA on our Consolidated Balance Sheets within "Unamortized energy contract assets" and amortize its value on our Consolidated Statements of Income (Loss) to "Fuel and purchased energy expense" over a period of approximately two years.

        In addition, the completion of the transaction with EDF will impact our credit facilities as discussed in the Financing section beginning on page 21.

Merger Termination and Strategic Alternatives Costs

We incurred costs during the quarter ended September 30, 2009 primarily related to the transactions related to EDF, and other strategic alternatives costs. For the nine months ended September 30, 2009, we incurred costs related to the terminated merger agreement with MidAmerican Energy Holdings Company (MidAmerican), the conversion of our Series A Preferred Stock, the transactions related to EDF, and other strategic alternatives costs. These costs totaled $4.9 million pre-tax and $51.2 million pre-tax for the quarter and nine months ended September 30, 2009, respectively, and primarily relate to the first quarter of 2009 write-off of the unamortized debt discount associated with the 14% Senior Notes (Senior Notes) that were repaid in full to MidAmerican in January 2009.

Variable Interest Entities

As of September 30, 2009, we consolidated three variable interest entities (VIE) in which we were the primary beneficiary, and we had significant interests in six VIEs for which we did not have controlling financial interests and, accordingly, were not the primary beneficiary. We discuss our VIEs in more detail in Note 4 of our 2008 Annual Report on Form 10-K.

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

        The BondCo assets are restricted and can only be used to settle the obligations of BondCo. Further, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During the quarter and nine months ended September 30, 2009, BGE remitted $23.0 million and $65.1 million, respectively, to BondCo.

        BGE did not provide any additional financial support to BondCo during the quarter and nine months ended

September 30, 2009. Further, BGE does not have any contractual commitments or obligations to provide additional financial support to BondCo unless additional rate stabilization bonds are issued. The BondCo creditors do not have any recourse to the general credit of BGE in the event the rate stabilization charges are not sufficient to cover the bond principal and interest payments of BondCo.

        During the second quarter of 2009, our retail gas customer supply operation formed two new entities and combined them with our existing retail gas customer supply operation into a retail gas entity group for the purpose of entering into a collateralized gas supply agreement (GSA) with a third party gas supplier. While we own 100% of these entities, we determined that the retail gas entity group is a VIE because there is not sufficient equity to fund the group's activities without the additional credit support we provide in the form of a letter of credit and a parental guarantee. We are the primary beneficiary of the retail gas entity group; accordingly, we consolidate the retail gas entity group as a VIE, including the existing retail gas customer supply operation, which we formerly consolidated as a voting interest entity.

        The gas supply arrangement is collateralized as follows:

  •
  The assets of the retail gas entity group must be used to settle obligations under the third party gas supply agreement before it can make any distributions to us,
  •
  The third party gas supplier has a collateral interest in all of the assets and equity of the retail gas entity group, and
  •
  We currently have provided a $100 million parental guarantee and a $100 million letter of credit to the third party gas supplier in support of the retail gas entity group.

        Other than credit support provided by the parental guarantee and the letter of credit, we do not have any contractual or other obligations to provide additional financial support to the retail gas entity group. The retail gas entity group creditors do not have any recourse to our general credit. Finally, we did not provide any financial support to the retail gas entity group during the quarter and nine months ended September 30, 2009, other than the equity contributions, parental guarantee and the letter of credit.

        We also consolidate a retail power supply VIE for which we became the primary beneficiary in 2008 as a result of a modification to its contractual arrangements that changed the allocation of the economic risks and rewards of the VIE among the variable interest holders. The consolidation of this VIE did not have a material impact on our financial results or financial condition.

        The carrying amounts and classification of the above consolidated VIEs' assets and liabilities included in our consolidated financial statements at September 30, 2009 are as follows:

(In millions)
Current assets	$605.0
Noncurrent assets	317.1

Total Assets	$922.1

Current liabilities	$540.1
Noncurrent liabilities	686.6

Total Liabilities	$1,226.7

        All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

Unconsolidated Variable Interest Entities

As of September 30, 2009, we had significant interests in six VIEs for which we were not the primary beneficiary. We have not provided any material financial or other support to these entities during the quarter and nine months ended September 30, 2009.

        We describe the nature of these entities and our involvement with them in the following table:

VIE Category	Nature of Entity Financing	Nature of Constellation Energy Involvement	Obligations or Requirement to Provide Financial Support	Date of Involvement

Power contract monetization entities (2 entities)	Combination of debt and equity financing	Power sale agreements, loans, and guarantees	$37.7 million in letters of credit	March 2005
Power projects and fuel supply entities (4 entities)	Combination of debt and equity financing	Equity investments and guarantees	$2.0 million debt guarantee and working capital funding	Prior to 2003

        We discuss the nature of our involvement with the power contract monetization VIEs in detail in Note 4 of our 2008 Annual Report on Form 10-K.

        The following is summary information available as of September 30, 2009 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$571.3	$316.8	$888.1
Total liabilities	463.4	72.2	535.6
Our ownership interest	—	58.8	58.8
Other ownership interests	107.9	185.8	293.7
Our maximum exposure to loss	37.7	60.8	98.5
Carrying amount and location of variable interest on balance sheet:
-Other investments	—	58.8	58.8

        Our maximum exposure to loss is the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of September 30, 2009 consists of the following:

  •
  outstanding receivables, loans, and letters of credit totaling $37.7 million,
  •
  the carrying amount of our investment totaling $58.8 million, and
  •
  debt and payment guarantees totaling $2.0 million.

        We assess the risk of a loss equal to our maximum exposure to be remote and, accordingly have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of our variable interests in these variable interest entities.

Impairment Losses and Other Costs

Available for Sale Securities

We evaluated for impairment certain of our investments in equity securities during the nine months ended September 30, 2009. The investments we evaluated included our nuclear decommissioning trust fund assets and other marketable securities. We record an impairment charge if an investment has experienced a decline in fair value to a level less than its carrying value and the decline is "other than temporary."

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

        The fair values of certain of our marketable securities and certain of the securities held in our nuclear decommissioning trust fund declined below book value. As a result, we recorded a $0.2 million pre-tax impairment charge for the quarter ended September 30, 2009 and a $62.6 million pre-tax impairment charge for the nine months ended September 30, 2009 for our nuclear decommissioning trust fund assets in the "Other income (expense)" line in our Consolidated Statements of Income (Loss). In addition, we recorded all other changes in the fair value of our nuclear decommissioning trust fund assets that are not impaired in other comprehensive (loss) income. We also recorded an impairment charge of $0.5 million for other marketable securities during the nine months ended September 30, 2009.

        The estimates we utilize in evaluating impairment of our available for sale securities require judgment and the evaluation of economic and other factors that are subject to variation, and the impact of such variations could be material.

Equity Method Investments

Shipping Joint Venture

We record an impairment if an equity method investment has experienced a decline in fair value to a level less than our carrying value and the decline is "other than temporary." During the quarter ended June 30, 2009, we contemplated several potential courses of action together with our partner relating to the strategic direction of our shipping joint venture and our continuing involvement. This led to a decision to explore a plan to sell our 50% interest to a party related to our joint venture partner for negligible proceeds. During July 2009, a definitive purchase and sale agreement was executed between the parties and the transaction closed in the third quarter of 2009. We have no further involvement in the activities of the joint venture.

        As a result of the events that occurred during the second quarter of 2009, we concluded that the fair value of our investment had declined to a level below the carrying value at June 30, 2009 and that this decline was "other than temporary." As such, we recorded a pre-tax impairment charge at June 30, 2009 of $59.0 million associated with our equity investment in our shipping joint venture within the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss), and reported the charge in our merchant energy business results for the second quarter of 2009.

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

        As a result of evaluating these factors, we determined that the decline in the value of our investment was other than temporary. Therefore, we recorded a $14.0 million pre-tax impairment charge at March 31, 2009 to write-down our investment to fair value. We recorded this charge in "Impairment losses and other costs" in our Consolidated Statements of Income (Loss). We did not record an impairment charge in the second or third quarters of 2009.

Other Costs

During the quarter and nine months ended September 30, 2009, we recorded $7.5 million and $29.8 million pre-tax charges, respectively, in the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss) primarily related to:

  •
  divested operations—long-lived assets no longer used and lease terminations, and
  •
  the write-off of an uncollectible advance to an affiliate.

Workforce Reduction Costs

We incurred workforce reduction costs during the fourth quarter of 2008, primarily related to workforce reduction efforts across all of our operations (Q4 2008 Program), and during the first quarter of 2009, primarily related to the divestiture of a majority of our international commodities operation as well as some smaller restructurings elsewhere in our organization (Q1 2009 Program). For the Q1 2009 Program, we recognized an $11.6 million pre-tax charge during the nine months ended September 30, 2009 related to the elimination of approximately 180 positions. We expect both of these restructurings will be completed within 12 months of their initiation. The following table summarizes the status of the involuntary severance liabilities at September 30, 2009:

	Q1 2009 Program	Q4 2008 Program

Initial severance liability balance	$10.8	$19.7
Additional expense recorded in the second quarter of 2009	0.4	—
Additional expense recorded in the third quarter of 2009	0.4	—
Amounts recorded as pension and postretirement liabilities	—	(3.0)

Net cash severance liability	11.6	16.7
Cash severance payments	(11.4)	(12.5)

Severance liability balance at September 30, 2009	$0.2	$4.2

        We discuss our 2008 workforce reduction costs in more detail in Note 2 of our 2008 Annual Report on Form 10-K.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income (loss) attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Non-dilutive stock options	4.7	2.6	5.2	1.5
Dilutive common stock equivalent shares	1.2	1.1	0.8	1.7

As a result of the Company incurring a loss for the three months ended September 30, 2008, dilutive common stock equivalent shares were not included in calculating diluted EPS.

        We issued to MidAmerican 19,897,322 shares of Constellation Energy's common stock upon the conversion of the Series A Preferred Stock, which occurred upon the termination of the merger agreement with MidAmerican on December 17, 2008. We discuss the conversion feature of the Series A Preferred Stock in more detail in Note 9 of our 2008 Annual Report on Form 10-K. These additional shares impacted our earnings per share for the quarter and nine months ended September 30, 2009.

Accretion of Asset Retirement Obligations

We discuss our asset retirement obligations in more detail in Note 1 of our 2008 Annual Report on Form 10-K. The change in our "Asset retirement obligations" liability during 2009 was as follows:

(In millions)
Liability at January 1, 2009	$987.3
Accretion expense	54.6
Liabilities incurred	0.1
Liabilities settled	(0.7)
Revisions to cash flows	(0.4)
Other	(0.1)

Liability at September 30, 2009	$1,040.8

Acquisition

CLT Efficient Technologies Group

On July 1, 2009, we acquired CLT Efficient Technologies Group (CLT). We include CLT as part of our other nonregulated businesses and have reported its results of operations in our consolidated financial statements since the date of acquisition. CLT is an energy services company that provides energy performance contracting and energy efficiency engineering services.

        We acquired 100% ownership of CLT for $21.8 million, including direct costs, of which $20.8 million was paid in cash at closing.

        The total consideration was allocated to the net assets acquired as follows:

At July 1, 2009

(In millions)
Current assets	$5.7
Goodwill[1]	18.5
Other assets	2.3

Total assets acquired	26.5

Current liabilities	(4.7)

Net assets acquired	$21.8

1 Goodwill is 100% deductible for tax purposes.

        Our initial purchase price allocation is based on preliminary estimates, and the purchase price is subject to adjustments, which could impact our purchase price allocation.

        The pro-forma impact of the CLT acquisition would not have been material to our results of operations for the quarter and nine months ended September 30, 2009 and 2008.

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

International Commodities Operation

In January 2009, we entered into a definitive agreement to sell a majority of our international commodities operation. We completed this transaction on March 23, 2009 and recognized the following impacts during the nine months ended September 30, 2009:

  •
  a pre-tax loss of approximately $334.5 million representing net consideration paid to the buyer, the book value of net assets sold, and transaction costs,
  •
  a reclassification of $165.7 million in losses on previously designated cash-flow hedge contracts, for which the forecasted transactions are now deemed probable of not occurring, from "Accumulated Other Comprehensive Loss" to "Nonregulated revenues" in the Consolidated Statements of Income (Loss),
  •
  workforce reduction costs of $10.2 million, recorded as part of "Workforce reduction costs" in the Consolidated Statements of Income (Loss), and
  •
  other costs of $17.6 million related to leasehold improvements, furniture and computer hardware and software, recorded as part of "Impairment losses and other costs" in the Consolidated Statements of Income (Loss).

        We removed the contracts that were assigned from our Consolidated Balance Sheet, paid the buyer approximately $90 million, and reflected the impact of this payment on our working capital in the operating activities section of our Consolidated Statements of Cash Flows.

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

Nine Months Ended September 30, 2009

(In millions)
Investing activities—Contract and portfolio acquisitions	$(866.3)
Financing activities—Proceeds from contract and portfolio acquisitions	863.8

Net cash flows from contract and portfolio acquisitions	$(2.5)

        In addition to the March 23, 2009 transaction for a majority of our international commodities operation, on June 30, 2009 we completed the sale of a uranium market participant that we owned. We received cash proceeds of approximately $43 million and recorded a $27.2 million loss on this sale. This loss from our merchant energy segment is included in the "Net (loss) gain on divestitures" line in our Consolidated Statements of Income (Loss) for the nine months ended September 30, 2009.

Houston-Based Gas and Other Trading Operations

On February 3, 2009, we entered into a definitive agreement to sell our Houston-based gas trading operation. We transferred control of this operation on April 1, 2009. In addition, in the second quarter of 2009 we also sold certain other trading operations. In total, we received proceeds of approximately $61 million, and recorded a $102.7 million net loss on these sales in the nine months ended September 30, 2009. The net loss on sale primarily relates to nonderivative accrual contracts, which were not recorded on our Consolidated Balance Sheet, the cost associated with disposing of an entire portfolio and not merely individual contracts, and the cost of capital, including contingent capital, to support the operation.

        The matching derivative and nonderivative transactions under the TRS discussed above were executed at prices that differed from market prices at closing. As a result, we record the ongoing cash flows related to the out-of-the-money derivative contracts that were liabilities at inception as financing cash flows. This resulted in cash outflows related to financing activities of $818.7 million in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 associated with derivative liabilities that were out-of-the-money.

        The net cash receipt from the buyers upon completion of the TRS was $91.9 million in the second quarter of 2009. We have reflected these contracts on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Nine Months Ended September 30, 2009

(In millions)
Investing activities—Contract and portfolio acquisitions	$(1,287.4)
Financing activities—Proceeds from contract and portfolio acquisitions	1,379.3

Net cash flows from contract and portfolio acquisitions	$91.9

        In addition, we incurred other costs of $5.5 million for the nine months ended September 30, 2009, respectively, related to leasehold improvements, furniture, computer hardware and software costs, which are recorded as part of "Impairment losses and other costs" on our Consolidated Statements of Income (Loss).

        On April 1, 2009, we executed an agreement with the buyer of our Houston-based gas trading operation under which the buyer will provide us with the gas supply needed to support our retail gas customer supply business through March 31, 2011. This agreement was structured such that our requirements to post collateral are reduced. The supplier has liens on the assets of the retail gas supply business as well as our investment in the stock of these entities to secure our obligations under the gas supply agreement. In connection with this agreement, we posted approximately $160 million of collateral. This was subsequently reduced to $100 million. The initial $160 million posted represents approximately 25 percent of the previous collateral requirements to support this operation. We discuss the impact of the gas supply agreement on our retail gas customer supply business in more detail on page 13.

Shipping Joint Venture

As previously discussed in the Impairment Losses and Other Costs footnote, we completed the sale of our equity investment in a shipping joint venture during the third quarter of 2009. No gain or loss was recognized on the sale.

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

At September 30, 2009	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Money market funds	$20.2	$—	$—	$20.2
Marketable equity securities	214.7	109.9	—	324.6
Mutual fund / common collective trusts	479.6	109.1	—	588.7
Corporate debt securities	144.9	24.3	—	169.2
U.S. Government agencies	42.5	2.5	—	45.0
U.S. Treasuries	18.9	1.1	—	20.0
State municipal bonds	46.4	5.2	—	51.6

Totals	$967.2	$252.1	$—	$1,219.3

        The unrealized gains in the preceding table consist primarily of $249.4 million associated with the nuclear decommissioning trust funds.

        The investments in our nuclear decommissioning trust funds are managed by third parties who have independent discretion over the purchases and sales of securities. We recognize impairments for any of these investments for which the fair value declines below our book value. We recognized $0.2 million and $62.6 million in pre-tax impairment losses on our nuclear decommissioning trust investments during the quarter and nine months ended September 30, 2009, respectively. These impairments are included as part of gross realized losses in the following table.

        Gross and net realized gains and losses on available-for-sale securities were as follows:

	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009

	(In millions)
Gross realized gains	$10.0	$25.2
Gross realized losses	(3.5)	(75.5)

Net realized gains	$6.5	$(50.3)

        The corporate debt securities, U.S. Government agency obligations, U.S. Treasuries, and state municipal bonds mature on the following schedule:

At September 30, 2009

(In millions)
Less than 1 year	$9.6
1-5 years	87.5
5-10 years	86.0
More than 10 years	102.7

Total maturities of debt securities	$285.8

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

        Our remaining nonregulated businesses:

  •
  design, construct, and operate renewable energy, heating, cooling, and cogeneration facilities for commercial, industrial, and governmental customers throughout North America,
  •
  provide energy performance contracting and energy efficiency engineering services,
  •
  provide home improvements, service electric and gas appliances, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide natural gas marketing to residential customers in Central Maryland, and
  •
  develop and deploy new nuclear plants in North America.

        Prior to June 30, 2009, our merchant energy business segment included additional activities that have been divested as part of our strategy to improve our liquidity and reduce our business risk. The divested activities include:

  •
  our international commodities operation, which was divested in March 2009,
  •
  our gas trading operation, which was divested on April 1, 2009,
  •
  our ownership of a uranium market participant, which was divested on June 30, 2009, and
  •
  our investment in a shipping joint venture, which was divested in the third quarter of 2009.

        See page 11 for discussion of our transaction with EDF.

        We believe that the successful execution of these divestitures, as well as our other initiatives that we have undertaken to reduce risk in our merchant energy business, have reduced our exposure to activities that require contingent capital support and improved our liquidity. As a result of these divestitures and other initiatives, as well as the closing of our transaction with EDF, the results for our merchant energy business segment will be materially different from prior periods. We discuss these strategies and their effect on liquidity in Note 8 of our 2008 Annual Report on Form 10-K.

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

	Reportable Segments
				Holding Company and Other Nonregulated Businesses
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business		Eliminations	Consolidated

	(In millions)
For the quarter ended September 30,
2009
Unaffiliated revenues	$3,101.6	$788.3	$77.7	$60.1	$—	$4,027.7
Intersegment revenues	156.4	—	0.5	0.1	(157.0)	—

Total revenues	3,258.0	788.3	78.2	60.2	(157.0)	4,027.7
Net income (loss)	142.1	42.3	(10.5)	(6.5)	—	167.4
Net income (loss) attributable to common stock	116.0	39.8	(11.3)	(6.9)	—	137.6
2008
Unaffiliated revenues	$4,300.8	$822.3	$150.3	$50.2	$—	$5,323.6
Intersegment revenues	191.8	0.1	5.2	—	(197.1)	—

Total revenues	4,492.6	822.4	155.5	50.2	(197.1)	5,323.6
Net (loss) income	(246.0)	34.3	(11.5)	1.1	—	(222.1)
Net (loss) income attributable to common stock	(246.0)	31.7	(12.2)	0.8	—	(225.7)
For the nine months ended September 30,
2009
Unaffiliated revenues	$9,202.3	$2,250.8	$573.1	$169.0	$—	$12,195.2
Intersegment revenues	536.2	—	3.7	0.1	(540.0)	—

Total revenues	9,738.5	2,250.8	576.8	169.1	(540.0)	12,195.2
Net (loss) income	(39.7)	109.8	22.9	(17.0)	—	76.0
Net (loss) income attributable to common stock	(83.1)	102.2	20.6	(17.5)	—	22.2
2008
Unaffiliated revenues	$12,011.9	$1,980.3	$724.4	$175.3	$—	$14,891.9
Intersegment revenues	707.8	0.2	15.6	0.2	(723.8)	—

Total revenues	12,719.7	1,980.5	740.0	175.5	(723.8)	14,891.9
Net income (loss)	106.7	(31.2)	26.4	0.4	—	102.3
Net income (loss) attributable to common stock	105.9	(38.8)	24.1	0.3	—	91.5

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Our merchant energy business operating results for the quarter and nine months ended September 30, 2009 include the following after-tax charges. Amounts for the quarter ended September 30, 2009 include income tax adjustments relating to activity during the quarters ended March 31, 2009 and June 30, 2009 based on updated estimates of our 2009 annual effective tax rate.

  •
  impairment losses and other costs of $8.2 million and $81.5 million, respectively,

  •
  merger termination and strategic alternatives costs of $4.9 million and $51.2 million, respectively,

  •
  net loss on sale of a majority of our international commodities operation, our Houston-based gas trading operation, certain other trading operations, and a uranium market participant, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss, and earnings that are no longer part of our core business totaling $62.9 million (primarily related to income tax adjustments) and $370.9 million, respectively,

  •
  impairment charge related to our nuclear decommissioning trust fund assets of $19.7 million (primarily related to income tax adjustments) and $49.5 million, respectively,

  •
  workforce reduction costs of $1.6 million and $7.0 million, respectively, and

  •
  amortization of credit facility amendment fees in connection with the EDF transaction of $8.2 million and $17.1 million, respectively.

Our Holding Company and Other Nonregulated businesses operating results for the quarter and nine months ended September 30, 2009 reflect impairment losses and other costs of $0.8 million and $3.9 million after-tax, respectively.

Total assets decreased approximately $2.6 billion during the nine months ended September 30, 2009. The decrease primarily relates to:

  •
  our Holding Company and Other Nonregulated Businesses and is primarily related to the approximately $1 billion decline in restricted cash as a result of the repayment of the 14% Senior Notes to MidAmerican in January 2009, and
  •
  our Merchant Energy Business and is primarily related to the decrease in derivative assets, net of fair value collateral, of $816.3 million and a decrease in other net collateral and margin posted of $1.0 billion, primarily associated with the divestitures and the activities to reduce risk in our Global Commodities portfolio.

These decreases were offset by a $194.1 million increase in the value of our nuclear decommissioning trust fund assets.

Our allowance for uncollectible accounts receivable decreased $59.7 million from December 31, 2008 to September 30, 2009. This decrease is primarily attributable to a decrease of $80.3 million at our merchant energy business, partially offset by an increase of $18.7 million at our regulated electric and gas businesses. The decrease in the allowance for uncollectibles at our merchant energy business is primarily driven by a write-off of accounts receivable balances of certain customers and the related allowance balance that were established primarily during 2008 for certain counterparties that encountered financial difficulty. This decrease is partially offset by an increase at our regulated electric and gas businesses primarily due to a second quarter 2009 Maryland PSC ruling and the economic downturn which continues to cause a decreased ability of customers to pay their utility bills. The Maryland PSC ruling in the second quarter of 2009 delayed BGE's ability to terminate service to customers with arrearages and required BGE to offer those customers the option to enter into extended payment plans.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Components of net periodic pension benefit cost
Service cost	$12.2	$14.6	$41.8	$42.4
Interest cost	26.3	26.6	84.6	76.8
Expected return on plan assets	(28.6)	(29.6)	(97.1)	(85.5)
Recognized net actuarial loss	7.5	6.6	29.2	19.0
Amortization of prior service cost	2.8	2.8	8.6	8.3
Amount capitalized as construction cost	(2.5)	(2.3)	(7.9)	(7.1)

Net periodic pension benefit cost[1]	$17.7	$18.7	$59.2	$53.9

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $4.7 million for the quarter ended September 30, 2009 and $4.5 million for the quarter ended September 30, 2008. BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $14.6 million for the nine months ended September 30, 2009 and $13.2 million for the nine months ended September 30, 2008. Net periodic pension benefit costs exclude settlement charges of $1.0 million and $8.7 million in the quarter and nine months ended September 30, 2009, respectively.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.8	$1.3	$5.4	$4.9
Interest cost	6.0	5.4	18.1	19.3
Amortization of transition obligation	0.6	0.5	1.7	1.7
Recognized net actuarial loss	0.6	0.5	1.7	1.6
Amortization of prior service cost	(0.9)	(0.8)	(2.7)	(2.8)
Amount capitalized as construction cost	(1.6)	(1.5)	(4.9)	(5.5)

Net periodic postretirement benefit cost[1]	$6.5	$5.4	$19.3	$19.2

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $3.1 million for the quarter ended September 30, 2009 and $3.3 million for the quarter ended September 30, 2008. BGE's portion of our net periodic postretirement benefit costs, excluding amounts capitalized, was $9.8 million for the nine months ended September 30, 2009 and $11.0 million for the nine months ended September 30, 2008.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $22 million in pension benefit payments for our non-qualified pension plans and approximately $29.5 million for retiree health and life insurance benefit payments during 2009. As of September 30, 2009, we contributed $317 million to our qualified pension plans. We contributed an additional $2.5 million in October 2009.

Financing Activities

Credit Facilities and Short-term Borrowings

Our short-term borrowings may include bank loans, commercial paper, and bank lines of credit. Short-term borrowings mature within one year from the date of issuance. We pay commitment fees to banks for providing us lines of credit. When we borrow under the lines of credit, we pay market interest rates.

Constellation Energy

Constellation Energy had bank and other lines of credit under committed unsecured credit facilities totaling $5.8 billion at September 30, 2009 for short-term financial needs. We enter into these facilities to ensure adequate liquidity to support our operations.

        Our liquidity requirements are funded with credit facilities and cash. We fund our short-term working capital needs with existing cash and with our credit facilities, many of which support direct cash borrowings and the issuance of commercial paper, if available. We also use our credit facilities to support the issuance of letters of credit, primarily for our merchant energy business.

        We have included in the table below our credit facilities as of September 30, 2009 and pro forma following the completion of the transaction with EDF:

Facility Expiration	Facility Size as of September 30, 2009[2]	Facility Size Pro Forma upon Completion of the EDF Transaction[2]

	(In billions)
July 2012	$3.85	$2.32
November 2009[1]	1.23	—
September 2013	0.35	—
December 2009	0.15	—
September 2014	0.25	0.50

Total	$5.83	$2.82

1 Size of facility may be reduced by proceeds received from certain securities offerings or asset sales.

2 Excludes commodity-linked credit facility discussed below due to its contingent nature.

        During the third quarter of 2009, we executed a committed five year bilateral credit facility that allows for a maximum capacity of $500 million. This facility can be used to issue letters of credit in support of our collateral obligations. At September 30, 2009 and November 3, 2009, this facility had committed capacity of $250 million and $500 million, respectively. The facility partially replaces a portion of our credit facilities that terminate upon closing of the transaction with EDF.

        During the third quarter of 2009, we also entered into a five year commodity-linked credit facility that allows for the issuance of letters of credit up to a maximum capacity of $500 million. We could increase the maximum facility size to $750 million or alternatively enter into an additional $250 million bilateral facility if certain conditions are met, including the closing of the transaction with EDF. This commodity-linked facility is designed to help manage our contingent collateral requirements associated with the hedging of our Customer Supply operations because its capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically. As of September 30, 2009, there were no letters of credit outstanding under this facility.

BGE

As of September 30, 2009, BGE has a $400.0 million five-year revolving credit facility expiring in 2011. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. On October 29, 2009, BGE expanded its borrowing capacity to $575 million. The size of the facility may be increased up to $600 million with additional commitments by lenders. As of September 30, 2009, BGE had $0.5 million in letters of credit issued under this facility.

        In addition, at September 30, 2009, BGE had $334.9 million in commercial paper outstanding.

Debt

Constellation Energy

In July 2009, we entered into a three year asset-based lending agreement associated with certain upstream gas properties that we own. At September 30, 2009, the borrowing base committed under the facility was $30 million, of which $12.1 million has been utilized and reflected in "Long-term debt" in our Consolidated Balance Sheets. The size of the facility may be increased up to $200 million with additional commitments by the lenders. At October 30, 2009, the borrowing base of the facility increased to $100 million with the commitments of additional lenders. Any debt issued under this facility is secured by the upstream gas properties, and the lenders do not have recourse against Constellation Energy in the event of a default. Interest is payable quarterly in March, June, September, and December.

        This asset-based lending agreement contains a provision that requires certain of our entities that own our upstream gas properties to maintain a current ratio of one-to-one. As of September 30, 2009, these entities were in compliance with this provision.

Net Available Liquidity

The following table provides a summary of our net available liquidity at September 30, 2009:

	As of September 30, 2009
	Constellation Energy	BGE	Total Consolidated

	(In billions)
Credit facilities[1]	$5.8	$0.4	$6.2
Less: Letters of credit issued	(2.0)	—	(2.0)
Less: Cash drawn on credit facilities	—	—	—

Undrawn facilities	3.8	0.4	4.2
Less: Commercial paper outstanding	—	(0.3)	(0.3)

Net available facilities	3.8	0.1	3.9
Add: Cash	0.7	—	0.7
Add: EDF put arrangement	1.1	—	1.1

Net available liquidity	$5.6	$0.1	$5.7

1 Excludes commodity-linked credit facility due to its contingent nature.

        Upon the close of the EDF transaction, the amount and composition of our liquidity will change due to the reduction in credit facilities discussed on the previous page, as well as the receipt of net cash proceeds from the transaction.

        The net proceeds from this transaction are expected to be approximately $2.2 billion after repayment of the EDF preferred stock and the payment of taxes. We anticipate using these proceeds to reduce up to $850 million of our long-term debt, as well as for other general corporate purposes, including payments related to BGE under the Maryland PSC order dated October 30, 2009. These net proceeds will partially offset the reduction in credit facilities, although our net available liquidity will be reduced.

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

        Exercise of the put arrangement is conditioned upon the receipt of regulatory approvals and third-party consents, the absence of any material liens on such assets, and the absence of a material adverse effect, as defined in the Investment Agreement. During April 2009, we received regulatory approvals and consents for the majority of the assets covered by the put arrangement. As of September 30, 2009, we have approximately $1.1 billion after-tax of liquidity available through the put arrangement. We expect to receive regulatory approval for an additional asset in the first quarter of 2010, which will increase the net after-tax liquidity from the put arrangement to approximately $1.4 billion.

        We continue to increase available liquidity and to reduce our business risk. Specifically, we are reducing capital spending and ongoing expenses, scaling down the expected variability in long-term earnings and short-term collateral usage, and limiting our exposure to business activities that require contingent capital support. During 2009, we made progress on several of these initiatives as discussed in more detail in the Divestitures section beginning on page 16 and the Variable Interest Entities section on page 13. As of September 30, 2009, we have realized substantially all of the $1 billion of the net reduction in collateral that was expected from the divestiture of these operations.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2009, the debt to capitalization ratio as defined in the credit agreements was 46%.

        Upon the closing of our transaction with EDF, under our $3.85 billion credit facility (which reduces to $2.32 billion), we will grant a lien on certain of our generating facilities and pledge our ownership interests in our nuclear business to the lenders.

        Our $1.23 billion credit facility requires us to maintain consolidated earnings before interest, taxes, depreciation, and amortization to consolidated interest expense ratio of at least 2.75 when our S&P senior unsecured debt rating is BBB- or lower and our Moody's senior unsecured debt rating is Baa3 or lower. Compliance with the covenant was not required as of September 30, 2009 as S&P's senior unsecured debt rating was above BBB-. Since the $1.23 billion credit facility expires upon the earlier of the closing of the EDF transaction or November 12, 2009, the recent change in rating by S&P to BBB- will not require compliance with this covenant.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2009, the debt to capitalization ratio for BGE as defined in this credit agreement was 52%.

        The impact of a credit ratings downgrade on our financial ratios associated with our credit facility covenants would depend on our financial condition at the time of such a downgrade and on the source of funds used to satisfy the incremental collateral obligation resulting from a credit ratings downgrade. For example, if we were to use existing cash balances or exercise the put option with EDF to fund the cash portion of any additional collateral obligations resulting from a credit ratings downgrade, we would not expect a material impact on our financial ratios. However, if we were to issue long-term debt or use our credit facilities to fund any additional collateral obligations, our financial ratios could be materially affected. Failure by Constellation Energy, or BGE, to comply with these covenants could result in the acceleration of the maturity of the borrowings outstanding and preclude us from issuing letters of credit under these facilities.

Income Taxes

We compute the income tax expense (benefit) for each quarter based on the estimated annual effective tax rate for the year. The effective tax rate was 64.1% and 67.7% for the quarter and nine months ended September 30, 2009, respectively, compared to 33.4% and 41.1% for the same periods of 2008. The higher effective tax rate for the quarter and nine months ended September 30, 2009 reflects the impact of unfavorable nondeductible adjustments (primarily related to nondeductible dividends on the Series B Preferred Stock and the write-off of the unamortized debt discount on the Senior Notes) in relation to the lower estimated 2009 taxable income (primarily attributable to losses on the divestiture of a majority of our international commodities and our Houston-based gas trading operations).

        The BGE effective tax rate was 36.5% and 38.9% for the quarter and nine months ended September 30, 2009, respectively, compared to 43.4% and (73.1)% for the same periods of 2008. This reflects the impact of the lower 2008 taxable income related to the Maryland settlement agreement, which increased the relative impact of favorable permanent tax adjustments on BGE's 2008 effective tax rate.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2009 and our total unrecognized tax benefits at September 30, 2009:

At September 30, 2009
(In millions)
Total unrecognized tax benefits, January 1, 2009	$189.7
Increases in tax positions related to the current year	6.1
Increases in tax positions related to prior years	118.4
Reductions in tax positions related to prior years	(16.2)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.8)

Total unrecognized tax benefits, September 30, 2009[1]	$297.2

1 BGE's portion of our total unrecognized tax benefits at September 30, 2009 was $90.6 million.

        Increases in current year tax positions are primarily due to unrecognized tax benefits for repair and depreciation deductions measured at amounts consistent with prior Internal Revenue Service (IRS) examination results and state income tax accruals. Increases in prior year tax positions are primarily due to BGE repair and depreciation deductions, which have not been the subject of an IRS examination.

        If the total amount of unrecognized tax benefits of $297.2 million were ultimately realized, our income tax expense would decrease by approximately $173 million. However, the $173 million includes state tax refund claims of approximately $51 million that have been disallowed by tax authorities and we believe that there is a remote likelihood of ultimately realizing any benefit from these refund claim amounts. These state refund claims may be resolved by December 31, 2009. For this reason, we believe it is reasonably possible that reductions to our total unrecognized tax benefits in the range of $40 to $50 million may occur by March 31, 2010, although these reductions are not expected to materially impact income tax expense.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax expense relating to liabilities for unrecognized tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Interest and penalties recorded as tax expense	$8.5	$0.2	$9.2	$1.9

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $19.5 million, of which BGE's portion was $0.9 million at September 30, 2009, and $10.3 million, of which BGE's portion was $0.7 million at December 31, 2008.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Taxes other than income taxes included in revenues—BGE	$19.3	$19.1	$59.4	$54.3

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At September 30, 2009	Stated Limit

(In billions)
Constellation Energy guarantees	$11.5
Merchant energy business guarantees	0.1
BGE guarantees	0.3

Total guarantees	$11.9

        At September 30, 2009, Constellation Energy had a total of $11.9 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed a face amount of $11.5 billion as follows:
  •
  $10.5 billion on behalf of our merchant energy subsidiaries to allow those subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $2 billion at September 30, 2009, which represents the total amount the parent company could be required to fund based on September 30, 2009 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
  •
  $0.9 billion primarily on behalf of our nuclear generating facilities for nuclear insurance and credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.
  •
  $0.1 billion to its other nonregulated businesses.
  •
  Our merchant energy business guaranteed $73.0 million for loans, performance guarantees and other payment obligations primarily related to certain power projects in which we have an investment.
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

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. As of September 30, 2009, these contracts expire between 2010 and 2012 and represent BGE's estimated requirements for residential customers as follows:

Contract Duration	Percentage of Estimated Requirements

From September 30, 2009 to September 2010	100%
From October 2010 to May 2011	75
From June 2011 to September 2011	50
From October 2011 to May 2012	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort settlement approved by the Maryland PSC and in accordance with Maryland law.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas procurement contracts that expire between 2009 and 2011, and transportation and storage contracts that expire between 2010 and 2027. The cost of gas under these contracts is recoverable under BGE's gas cost adjustment clause discussed in Note 1 of our 2008 Annual Report on Form 10-K.

        Our other nonregulated businesses have committed to gas purchases, as well as to contribute additional capital for construction programs and joint ventures in which they have an interest.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At September 30, 2009, the total amount of commitments was $5,371.9 million. These commitments are primarily related to our merchant energy business.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2019 and provide for the sale of energy to electricity distribution utilities and certain retail customers. Our power sales contracts associated with power plants we own extend for terms into 2017 and provide for the sale of all or a portion of the actual output of certain of our power plants. Substantially all long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

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

        The termination of the MidAmerican merger renders moot the claims attempting to enjoin the merger with MidAmerican. One of the federal merger cases was voluntarily dismissed on December 31, 2008. The other federal merger cases filed in the United States District Court for the District of Maryland were dismissed as moot on May 27, 2009. Plaintiffs' counsel in six of the seven state merger cases have indicated that in light of the termination of the MidAmerican merger they will be filing dismissals without prejudice to their MidAmerican merger claims. In addition, on October 27, 2009 certain counsel in the state merger cases jointly moved for approval of a settlement regarding claims for attorneys' fees, which is pending and subject to court approval. We believe there are meritorious defenses to any claims or requests for relief that might possibly remain regarding this matter. However, we are unable at this time to determine the ultimate outcome of these lawsuits or their possible effect on our financial results.

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

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed there to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. We are unable at this time to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

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

        The claims against BGE and Constellation Energy have been dismissed in all of the cases either with prejudice based on rulings by the Court or without prejudice based on voluntary dismissals by the plaintiffs' counsel. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend the actions vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 499 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third-party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results.

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

Environmental Matters

Solid and Hazardous Waste

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is fully indemnified by a wholly owned subsidiary of Constellation Energy for costs related to this settlement, as well as any clean-up costs. The clean-up costs will not be known until the investigation is closer to completion, which is expected by mid-2010. The completed investigation will provide a range of remediation alternatives to the EPA, and the EPA is expected to select one of the alternatives by the end of the first quarter of 2011. The clean-up costs we incur could have a material effect on our financial results.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $7.9 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $4.4 million of these costs as of September 30, 2009, resulting in a remaining liability at September 30, 2009 of $3.5 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

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

        In carrying out our merchant energy business activities, we purchase and sell power, fuel, and other energy-related commodities in competitive markets. These activities expose us to significant risks, including market risk from price volatility for energy commodities and the credit risks of counterparties with which we enter into contracts. The sources of these risks include, but are not limited to, the following:

  •
  the risks of unfavorable changes in power prices in the wholesale forward and spot markets in which we sell a portion of the power from our power generation facilities and purchase power to meet our load-serving requirements,
  •
  the risk of unfavorable fuel price changes for the purchase of a portion of the fuel for our generation facilities under short-term contracts or on the spot market (Fuel prices can be volatile, and the price that can be obtained for power produced from such fuel may not change at the same rate or direction as fuel costs),
  •
  the risk that one or more counterparties may fail to perform under their obligations to make payments or deliver fuel or power,
  •
  interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance our operations, and
  •
  foreign currency exchange rate risk associated with international investments and purchases of equipment and commodities in currencies other than U.S. dollars.

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

Accounting for Derivative Instruments

The accounting requirements for derivatives provide for recognition of all qualifying derivative instruments on the balance sheet at fair value as either assets or liabilities.

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

Commodity Cash Flow Hedges

Our merchant energy business has designated fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2009 through 2016. Our merchant energy business had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $1,323.1 million at September 30, 2009 and $2,614.9 million at December 31, 2008.

        We expect to reclassify $941.8 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at September 30, 2009. However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2009, due to future changes in market prices.

        When we determine that a forecasted transaction originally hedged has become probable of not occurring, we reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Pre-tax (losses) gains	$—	$17.0	$(241.0)	$17.7

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

        Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $11.9 million at September 30, 2009 and $12.0 million at December 31, 2008. We expect to reclassify $2.3 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

Fair Value Hedging

We elect fair value hedge accounting for a limited portion of our derivative contracts including certain interest rate swaps and certain forward contracts and price and basis swaps associated with natural gas fuel in storage. The objectives for electing fair value hedging in these situations are to manage our exposure, to optimize the mix of our fixed and floating-rate debt, and to hedge the value of our natural gas in storage. We did not have any fair value hedges related to the value of our natural gas in storage during the second and third quarters of 2009.

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

        During 2004, we entered into interest rate swaps qualifying as fair value hedges relating to $450 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $46.8 million at September 30, 2009 and $55.9 million at December 31, 2008 and was recorded as an increase in our "Derivative assets" and an increase in our "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps. On July 15, 2009, we terminated an interest rate swap relating to $50 million of the $450 million of our fixed-rate debt and received approximately $4.5 million in cash. This transaction was recorded in the third quarter of 2009.

Hedge Ineffectiveness

For all categories of derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Cash-flow hedges	$(13.2)	$(13.2)	$39.4	$(103.0)
Fair value hedges	—	(6.2)	23.9	6.7

Total	$(13.2)	$(19.4)	$63.3	$(96.3)

        In addition, we did not recognize any gain or loss during the quarter or nine months ended September 30, 2009 and 2008 relating to changes in value for the portion of our fair value hedges excluded from our hedge effectiveness assessment.

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

Quantitative Information About Derivatives and Hedging Activities

Background

Effective January 1, 2009, we adopted an accounting standard related to disclosures about derivative instruments and hedging activities. This standard does not change the accounting for derivatives; rather, it requires expanded disclosure about derivative instruments and hedging activities regarding:

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

        In order to identify how our derivatives impact our financial position, at the bottom of the table we provide a reconciliation of the gross fair value components to the net fair value amounts as presented in the Fair Value Measurements note and our Consolidated Balance Sheets.

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

As of September 30, 2009	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$2,127.9	$(2,943.8)	$16,422.9	$(17,345.4)	$18,550.8	$(20,289.2)
Gas contracts	1,868.8	(1,305.4)	5,412.9	(5,088.8)	7,281.7	(6,394.2)
Coal contracts	33.7	(71.6)	1,070.9	(1,090.6)	1,104.6	(1,162.2)
Other commodity contracts[1]	10.6	(18.3)	200.1	(172.3)	210.7	(190.6)
Interest rate contracts	46.8	—	35.5	(52.8)	82.3	(52.8)
Foreign exchange contracts	—	—	26.9	(21.9)	26.9	(21.9)

Total gross fair values	$4,087.8	$(4,339.1)	$23,169.2	$(23,771.8)	$27,257.0	$(28,110.9)

Netting arrangements[5]					(26,223.6)	26,223.6
Cash collateral					(274.1)	99.4

Net fair values					$759.3	$(1,787.9)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(741.2)
Derivative assets—current					582.8
Derivative assets—noncurrent					917.7
Derivative liabilities—current						(823.1)
Derivative liabilities—noncurrent						(964.8)

Total Derivatives					$759.3	$(1,787.9)

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

Gain and (Loss) Tables

The following tables summarize the gain and loss impacts of our derivative instruments segregated into the following categories:

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

Cash Flow Hedges				Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009

	Gain (Loss) Recorded in AOCI
Contract type:	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Statement of Income (Loss) Line Item	Gain (Loss) Reclassified from AOCI into Earnings	Ineffectiveness Gain (Loss) Recorded in Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Ineffectiveness Gain (Loss) Recorded in Earnings

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$47.0	$309.2		$(44.4)	$4.4	$(174.0)	$85.4
Gas contracts	(1.8)	(25.7)		(15.3)	(1.8)	(37.3)	4.7
Coal contracts	—	10.0		—	—	(229.9)	—
Other commodity contracts[1]	1.2	7.8		1.3	(1.1)	(2.3)	(6.2)
Interest rate contracts	—	(0.3)		(0.4)	—	(0.6)	—
Foreign exchange contracts	—	0.3		—	—	(0.9)	—

Total gains (losses)	$46.4	$301.3	Total included in nonregulated revenues	$(58.8)	$1.5	$(445.0)	$83.9

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(104.6)	$(991.4)		$(452.5)	$(5.8)	$(1,490.9)	$(35.3)
Gas contracts	(30.6)	123.9		14.5	(5.3)	107.2	(2.7)
Coal contracts	43.4	(81.7)		(69.8)	(3.6)	(135.1)	(6.5)
Other commodity contracts[2]	(6.9)	(9.0)		(7.5)	—	15.6	—
Foreign exchange contracts	1.0	1.1		(0.1)	—	—	—

Total losses	$(97.7)	$(957.1)	Total included in fuel and purchased energy expense	$(515.4)	$(14.7)	$(1,503.2)	$(44.5)

Hedges of interest rates:			Interest expense
Interest rate contracts	—	—		(0.2)	—	—	—

Total losses	$—	$—	Total included in interest expense	$(0.2)	$—	$—	$—

Grand total (losses) gains	$(51.3)	$(655.8)		$(574.0)	$(13.2)	$(1,948.2)	$39.4

1 Other commodity sale contracts include oil and freight contracts.
2 Other commodity purchase contracts include freight and emission allowances.

        The following table presents gains and losses on derivatives designated as fair value hedges and, separately, the gains and losses on the hedged item. As discussed earlier, we record the unrealized gains and losses on fair value hedges as well as changes in the fair value of the hedged asset or liability in earnings as they occur. The difference between these amounts represents hedge ineffectiveness. Due to the sale of our Houston-based gas trading operation, we do not have any third quarter activity under fair value hedges related to gas contracts.

Fair Value Hedges		Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009

Contract type:	Statement of Income (Loss) Line Item	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item

		(In millions)
Commodity contracts:
Gas contracts	Nonregulated revenues	$—	$—	$40.6	$(16.7)
Interest rate contracts	Interest expense	21.8	(21.5)	6.3	(6.0)

Total gains (losses)		$21.8	$(21.5)	$46.9	$(22.7)

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

Mark-to-Market Derivatives		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009

Contract type:	Statement of Income (Loss) Line Item	Gain (Loss) Recorded in Income

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$65.4	$212.4
Gas contracts	Nonregulated revenues	(73.6)	(353.1)
Coal contracts	Nonregulated revenues	3.1	12.9
Other commodity contracts[1]	Nonregulated revenues	(4.5)	(4.1)
Coal contracts	Fuel and purchased energy expense	(2.1)	(109.8)
Interest rate contracts	Nonregulated revenues	(6.3)	(26.9)
Foreign exchange contracts	Nonregulated revenues	1.8	11.5

Total gains (losses)		$(16.2)	$(257.1)

1 Other commodity contracts for the quarter ended September 30, 2009 include oil, weather, and emission allowances. For the nine months ended September 30, 2009, other commodity contracts also include freight and uranium.

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

        The following table presents the volume of our derivative activities as of September 30, 2009, shown by contractual settlement year.

Quantities[1] Under Derivative Contracts					As of September 30, 2009

Contract Type (Unit)	2009	2010	2011	2012	2013	Thereafter	Total

	(In millions)
Power (MWh)	10.1	28.8	16.0	2.4	1.2	1.2	59.7
Gas (MMBTU)	20.6	34.7	42.5	8.0	9.9	44.3	160.0
Coal (Tons)	1.9	4.2	2.6	—	—	—	8.7
Oil (BBL)	0.1	—	—	—	—	—	0.1
Emission Allowances (Tons)	10.0	0.2	—	—	—	—	10.2
Interest Rate Contracts	$795.1	$944.4	$45.6	$629.5	$93.2	$425.0	$2,932.8
Foreign Exchange Rate Contracts	$4.2	$51.1	$58.5	$16.7	$16.7	$32.3	$179.5

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

        The following table presents information related to these derivatives. Based on contractual provisions, we estimate that if Constellation Energy's senior unsecured debt were downgraded, our total contingent collateral obligation for derivatives in a net liability position was $0.2 billion as of September 30, 2009, which represents the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade. These amounts are associated with net derivative liabilities totaling $1.2 billion after reflecting legally binding master netting agreements and collateral already posted.

        We present the gross fair value of derivatives in a net liability position that have credit-risk-related contingent features in the first column in the table below. This gross fair value amount represents only the out-of-the-money contracts containing such features that are not fully collateralized by cash on a stand-alone basis. Thus, this amount does not reflect the offsetting fair value of in-the-money contracts under legally-

binding master netting agreements with the same counterparty, as shown in the second column in the table. These in-the-money contracts would offset the amount of any gross liability that could be required to be collateralized, and as a result, the actual potential collateral requirements would be based upon the net fair value of derivatives containing such features, not the gross amount. The amount of any possible contingent collateral for such contracts in the event of a downgrade would be further reduced to the extent that we have already posted collateral related to the net liability.

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

Credit-Risk Related Contingent Feature			As of September 30, 2009

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$12.2	$(11.0)	$1.2	$0.8	$0.2

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
4 Amount includes cash collateral posted of $99.4 million and letters of credit of $691.1 million.
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

        We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. As of September 30, 2009, no single counterparty concentration comprises more than 10% of the total exposure of the portfolio, and no collection of counterparties based in a single country other than the United States comprises more than 10% of the total exposure of the portfolio.

Fair Value Measurements

Fair value is the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

        The accounting requirements for fair value measurements include a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Recurring Measurements

BGE's assets and liabilities measured at fair value on a recurring basis are immaterial. Our merchant energy business segment's assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of September 30, 2009

	Assets	Liabilities

	(In millions)
Cash equivalents	$596.8	$—
Debt and equity securities	1,228.3	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	582.8	(823.1)
Noncurrent	917.7	(964.8)

Total classified as derivative assets and liabilities	1,500.5	(1,787.9)
Classified as accounts receivable*	(741.2)	—

Total derivative instruments	759.3	(1,787.9)

Total recurring fair value measurements	$2,584.4	$(1,787.9)

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

        The table below sets forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure.

At September 30, 2009	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value

	(In millions)
Cash equivalents	$576.6	$20.2	$—	$—	$596.8
Debt and equity securities:
Marketable equity securities	324.6	—	—	—	324.6
Mutual funds / common collective trusts	53.2	564.7	—	—	617.9
Corporate debt securities	—	169.2	—	—	169.2
U.S. Government agencies	—	45.0	—	—	45.0
U.S. Treasuries	20.0	—	—	—	20.0
State municipal bonds	—	51.6	—	—	51.6

Debt and equity securities	397.8	830.5	—	—	1,228.3
Derivative assets	325.1	24,133.4	2,798.5	(26,497.7)	759.3
Derivative liabilities	(391.7)	(24,680.1)	(3,039.1)	26,323.0	(1,787.9)

Net derivative position	(66.6)	(546.7)	(240.6)	(174.7)	(1,028.6)

Total	$907.8	$304.0	$(240.6)	$(174.7)	$796.5

* We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At September 30, 2009, we included $274.1 million of cash collateral held and $99.4 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

        The factors that cause changes in the gross components of the derivatives amounts in the table above are unrelated to the existence or level of actual market or credit risk from our operations. The gross components of the derivatives amounts in this table decreased from the corresponding amounts as of December 31, 2008, due to changes in commodity prices and the number of derivative contracts outstanding. We describe the primary factors that change the gross components below.

        We prepared this table by separating each individual derivative contract that is in the money from each contract that is out of the money ignoring master netting agreements and collateral. As a result, the gross "asset" and "liability" amounts under each of the three fair value levels far exceed our actual economic exposure to commodity price risk and credit risk. Our actual economic exposure consists of the net derivative position combined with our nonderivative accrual contracts, such as those for load-serving, and our physical assets, such as our power plants. Our actual credit risk exposure is reflected in the net derivative asset and derivative liability amounts shown in the Total Net Fair Value column.

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

        In order to determine the fair value of derivatives, we utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include:

  •
  forward commodity prices,
  •
  price volatility,
  •
  volumes,
  •
  location,
  •
  interest rates,
  •
  credit quality of counterparties and Constellation Energy, and
  •
  credit enhancements.

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Balance at beginning of period	$(176.5)	$211.4	$37.0	$(147.1)
Realized and unrealized (losses) gains:
Recorded in income	(121.0)	37.4	(368.3)	203.3
Recorded in other comprehensive income	122.6	(24.3)	146.6	226.2
Purchases, sales, issuances, and settlements	(5.5)	(39.5)	31.0	(3.2)
Transfers into and out of Level 3	(60.2)	529.6	(86.9)	435.4

Balance at end of period	$(240.6)	$714.6	$(240.6)	$714.6

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$43.8	$338.8	$(0.7)	$478.5

        Realized and unrealized gains (losses) are included primarily in "Nonregulated revenues" for our derivative contracts that are marked-to-market in our Consolidated Statements of Income (Loss) and are included in "Accumulated other comprehensive loss" for our derivative contracts designated as cash-flow hedges in our Consolidated Balance Sheets.

 Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At September 30, 2009	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$1,393.5	$1,392.1
Fixed-rate long-term debt:
Constellation Energy (including BGE)	5,481.4	5,678.1
BGE	2,238.5	2,320.7
Variable-rate long-term debt:
Constellation Energy (including BGE)	695.9	695.9
BGE	—	—

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

Accounting Standards Issued

Accounting for Variable Interest Entities

In June 2009, the FASB amended the accounting for variable interest entities, effective for interim and annual reporting periods beginning after November 15, 2009. The standard includes the following significant provisions:

  •
  requires an entity to qualitatively assess if it is the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE,
  •
  requires ongoing reconsideration of the primary beneficiary instead of only upon certain triggering events,
  •
  amends the events that trigger a reassessment of whether an entity is a VIE, and
  •
  requires the primary beneficiary of a VIE to disclose separately (1) the assets of the consolidated VIE, if they can be used to only settle specific obligations of the consolidated VIE, and (2) the liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

        We are currently evaluating the impacts of this standard on our, and BGE's, financial results, which could be material.

Accounting Standards Adopted

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued amended guidance related to the accounting and reporting of noncontrolling interests in consolidated financial statements. A noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This presentation is based upon the view of the consolidated business as a single economic entity and considers minority ownership interests in consolidated subsidiaries as equity in the consolidated entity.

        Under the amended guidance, companies are required to:

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

        Effective January 1, 2009, we presented and disclosed noncontrolling interests in our Consolidated Financial Statements in accordance with the amended guidance.

        The total increase in Constellation Energy's noncontrolling interest amount of $52.4 million from December 31, 2008 to September 30, 2009 is primarily due to income earned at one entity in which there is a noncontrolling interest.

        The total increase in BGE's noncontrolling interest amount of $8.4 million from December 31, 2008 to September 30, 2009 is primarily due to a contribution by its noncontrolling interest owner.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued amended guidance requiring expanded disclosure about derivative instruments and hedging activities, but did not change the accounting for derivatives. We adopted the new disclosure requirements on January 1, 2009 and provide these additional disclosures beginning on page 31.

Subsequent Events

In May 2009, the FASB issued a new accounting standard addressing the accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued. Because this standard does not change the fundamental requirements for accounting for subsequent events, it does not have a significant impact on our, or BGE's financial results. However, this standard does require the disclosure of the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued. We adopted this standard as of June 30, 2009 and have provided the additional required disclosures on page 11.

Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued the Accounting Standards Codification (Codification), which became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the sole source of authoritative generally accepted accounting principles in the United States of America (GAAP) and superseded all existing non-SEC accounting and reporting standards. All of the Codification content carries the same level of authority, and any accounting guidance not contained within the Codification is considered non-authoritative. Because the Codification was not intended to change GAAP, the adoption of this standard did not have an impact on our, or BGE's, financial results. However, our disclosures and references to accounting standards have changed to reflect the new Codification structure beginning with this Form 10-Q for the quarter ended September 30, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued accounting guidance for the recognition and presentation of other-than-temporary impairments. This guidance amended the other-than-temporary guidance for debt securities and expanded the disclosure requirements for debt and equity securities. The available-for-sale investments in our nuclear decommissioning trust funds are managed by third parties who have independent discretion over the purchases and sales of securities. As such, the amended guidance for other-than-temporary impairments does not affect our policy of recognizing impairments for any of these investments for which fair value declines below its book value. This guidance also requires disclosures regarding available-for-sale securities in interim financial statements as well as in annual financial statements. We adopted this guidance as of April 1, 2009 and provide the additional disclosures regarding available for sale securities beginning on page 18.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued accounting guidance for interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted this guidance as of April 1, 2009 with no effect on our, or BGE's financial results. We provide the disclosures regarding fair value of financial instruments on page 41.

Delay of Effective Date for Certain Fair Value Measurements

In February 2008, the FASB issued accounting guidance that delayed the effective date of adopting the accounting standard for fair value measurements for many nonfinancial assets and liabilities, including asset retirement obligations, long-lived assets, and goodwill, to fiscal years beginning after November 15, 2008. Prospectively, we will disclose subsequent measurements of nonfinancial assets and liabilities at fair value as part of our Fair Value Measurements footnote. We adopted this guidance on January 1, 2009 with no effect on our, or BGE's, financial results. See page 37 for our disclosures about fair value measurements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued accounting guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance provides for estimating fair value when the volume and level of activity for the asset or liability have decreased and assists in identifying circumstances that indicate a transaction is not orderly. Finally, the guidance expands the disclosure requirements for fair value measurements to include further disaggregation in the tabular disclosures. We adopted this guidance as of April 1, 2009 with no effect on our, or BGE's, financial results. See page 37 for our disclosures about fair value measurements.

Third Party Credit Enhancements

In September 2008, the FASB issued guidance on third party credit enhancements and clarified that an entity shall not include the effects of a third party credit enhancement in the fair value measurement of a liability. We adopted this guidance on January 1, 2009 and recorded a reduction in our derivative liability of approximately $4 million.

Related Party Transactions

BGE—Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our merchant energy business will supply a portion of BGE's market-based standard offer service obligation to electric customers through May 31, 2012.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Purchased energy	$155.9	$175.6	$502.7	$632.9

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

        The following table presents the costs Constellation Energy charged to BGE in each period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Charges to BGE	$38.9	$44.5	$104.0	$114.6

BGE—Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. Under this arrangement, BGE had invested $77.3 million at September 30, 2009 and $148.8 million at December 31, 2008.

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

        BGE will cease participation in the cash pool in accordance with the Maryland PSC's order approving our transaction with EDF.

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is an energy company that conducts its business through various subsidiaries including a merchant energy business and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements beginning on page 19.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss) on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2009 and 2008. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income (Loss).

        We have organized our discussion and analysis as follows:

  •
  We describe changes to our business environment during the year.
  •
  We highlight significant events that occurred in 2009 that are important to understanding our results of operations and financial condition.
  •
  We review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  •
  We review our financial condition, addressing our sources and uses of cash, capital resources, commitments, and liquidity.
  •
  We conclude with a discussion of our exposure to various market risks.

Business Environment

Various factors affect our financial results. We discuss these factors in the Forward Looking Statements section on page 78 and in Item 1A. Risk Factors section of our 2008 Annual Report on Form 10-K. We discuss our market risks in the Risk Management section beginning on page 72.

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

Maryland PSC Review of EDF Transaction

In June 2009, during Phase I of the EDF proceeding, the Maryland Public Service Commission (Maryland PSC) determined that EDF Group and related entities (EDF) would obtain the power to exercise substantial influence over the policies and actions of BGE under Constellation Energy's proposed transaction with EDF, and, therefore, that the Maryland PSC must review the transaction to determine that it is in the public interest with benefits and no harm to consumers.

        Constellation Energy, BGE and EDF filed suit in the Baltimore City Circuit Court appealing the Maryland PSC's Phase I ruling that the Maryland PSC's review and approval was required for the EDF transaction. The Circuit Court dismissed the suit as premature, and Constellation Energy and BGE appealed the court's dismissal of the Phase I challenge to the Maryland Court of Special Appeals.

        In Phase II of the EDF proceeding, EDF filed an application with the Maryland PSC in June 2009 and the Maryland PSC issued an order in Phase II on October 30, 2009. We discuss this Maryland PSC order and the EDF transaction in more detail in the Notes to Consolidated Financial Statements beginning on page 11.

Environmental Matters

Air Quality

Capital Expenditures

As discussed in our 2008 Annual Report on Form 10-K, we expect to incur additional environmental capital expenditures to comply with air quality laws and regulations. Based on updated information from vendors, we expect our estimated environmental capital requirements for these air quality projects to be approximately $345 million in 2009, $10 million in 2010, $20 million in 2011 and $30 million from 2012-2013.

        Our estimates may change further as we implement our compliance plan. As discussed in our 2008 Annual Report on Form 10-K, our estimates of capital expenditures continue to be subject to significant uncertainties.

Global Climate Change

In September 2009, the Environmental Protection Agency proposed regulations to address greenhouse gas emissions under the Clean Air Act. The proposed regulations would require large facilities that emit at least 25,000 tons of greenhouse gases a year to obtain construction and operating permits covering these emissions. The proposed regulations would apply to many of our fossil fuel generating facilities. We are evaluating the potential impact of these regulations on our business should they be adopted. We could incur compliance costs that have a material impact on our financial results.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements beginning on page 41.

Events of 2009

Acquisition

In July 2009, we acquired CLT Efficient Technologies Group (CLT), an energy services company. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 16.

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

        In August 2009, we completed the sale of our equity investment in our shipping joint venture.

        We discuss these divestitures and the gas supply agreement in more detail in the Notes to Consolidated Financial Statements beginning on page 16.

Merger Termination and Strategic Alternatives Costs

During the quarter and nine months ended September 30, 2009, we incurred merger termination and strategic alternatives costs related to the terminated merger with MidAmerican Energy Holdings Company (MidAmerican), the conversion of our Series A Preferred Stock, the transactions related to EDF, and other strategic alternatives costs. We discuss costs related to the mergers and strategic alternatives in more detail on page 12 in Notes to Consolidated Financial Statements.

Impairment Losses and Other Costs

During the quarter and nine months ended September 30, 2009, we recorded impairment losses and other costs on certain of our equity method investments, investments in equity securities and other assets. We discuss these charges in more detail in the Notes to Consolidated Financial Statements beginning on page 14.

Workforce Reduction Costs

During the nine months ended September 30, 2009, we incurred workforce reduction costs primarily related to the divestiture of a majority of our international commodities operation as well as some smaller restructurings elsewhere in our organization. We recognized an $11.6 million pre-tax charge in 2009 related to the elimination of approximately 180 positions. We expect all of these restructurings will be completed within 12 months from the program's initiation. We discuss our workforce reduction costs in more detail in the Notes to Consolidated Financial Statements beginning on page 15.

Results of Operations for the Quarter and Nine Months Ended September 30, 2009 Compared with the Same Periods of 2008

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Significant changes in other income and expense, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 63.

Overview

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions, after-tax)
Merchant energy	$142.1	$(246.0)	$(39.7)	$106.7
Regulated electric	42.3	34.3	109.8	(31.2)
Regulated gas	(10.5)	(11.5)	22.9	26.4
Other nonregulated	(6.5)	1.1	(17.0)	0.4

Net Income (Loss)	$167.4	$(222.1)	$76.0	$102.3

Net Income (Loss) attributable to common stock	$137.6	$(225.7)	$22.2	$91.5

Change from prior year	$363.3		$(69.3)

Other Items Included in Operations (after-tax)[1]:
International commodities operation and gas trading operation[2]	$(62.9)	$—	$(370.9)	$—
Impairment losses and other costs	(9.0)	(298.8)	(85.4)	(298.8)
Impairment of nuclear decommissioning trust assets	(19.7)	(15.3)	(49.5)	(21.5)
Merger termination and strategic alternatives costs	(4.9)	(37.3)	(51.2)	(37.3)
Accrual of Maryland settlement credit	—	—	—	(125.3)
BGE effective tax rate impact of Maryland settlement agreement	—	2.0	—	10.7
Emission allowance write-down, net	—	(22.8)	—	(36.2)
Non-qualifying hedges	—	12.0	—	(57.3)
Workforce reduction costs	(1.6)	(1.6)	(7.0)	(1.6)
Credit facility amendment fees	(8.2)	—	(17.1)	—

Total Other Items	$(106.3)	$(361.8)	$(581.1)	$(567.3)

Change from prior year	$255.5		$(13.8)

1 Amounts for the quarter ended September 30, 2009 include income tax adjustments relating to activity during the quarters ended March 31, 2009 and June 30, 2009 based on updated estimates of our 2009 annual effective tax rate.

2 These amounts include the losses on the sales of the international commodities and gas trading operations, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions are probable of not occurring, and earnings that are no longer part of our core business. The impairment losses and other costs and workforce reduction costs line items also include amounts related to the operations we divested. Third quarter of 2009 activity is primarily due to the income tax adjustments referenced above.

Quarter and Nine Months Ended September 30, 2009

Our total net income attributable to common stock for the quarter ended September 30, 2009 exceeded the net loss attributable to common stock for the quarter ended September 30, 2008 and the net income attributable to common stock for the nine months ended September 30, 2009 decreased from the net income attributable to common stock for the nine months ended September 30, 2008 primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2009 vs. 2008

	(In millions, after-tax)
Generation gross margin	$(11)	$62
Customer supply gross margin	(8)	4
Global Commodities gross margin	169	(232)
Hedge ineffectiveness	4	100
Absence of sale of upstream gas assets	—	(55)
Absence of credit loss—coal supplier bankruptcy	—	33
Merchant interest expense	(24)	(77)
Regulated businesses, primarily related to absence of Maryland settlement agreement credit	9	137
Other nonregulated businesses	(8)	(17)
Total change in Other Items included in operations per Overview—Results table	256	(14)
All other changes	(24)	(10)

Total Change	$363	$(69)

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

        Earlier this year, we outlined various strategic initiatives for our Global Commodities operation. We discuss our strategy in more detail in the Strategy section of our 2008 Annual Report on Form 10-K. As of the end of the third quarter of 2009, these initiatives are substantially complete.

        While we have completed the sale of a majority of our international commodities operation, our gas trading operation, certain other trading operations, and a uranium market participant, the execution of our strategy in the future will be affected by continued uncertainty in global financial, credit, and commodities markets. Execution of our goals could have a substantial effect on the nature and mix of our business activities. In particular, the EDF transaction results in the deconsolidation of our subsidiary that owns our nuclear generation assets. In turn, this could affect our financial position, results of operations, and cash flows in material amounts, and these amounts could vary substantially from historical results. We discuss our asset and operation divestitures in more detail in the Notes to Consolidated Financial Statements beginning on page 16.

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

        We discuss the impact of our economic value at risk and value at risk in more detail in the Mark-to-Market and Risk Management sections.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Revenues	$3,258.0	$4,492.6	$9,738.5	$12,719.7
Fuel and purchased energy expenses	(2,268.7)	(3,843.0)	(7,285.3)	(10,371.1)
Operating expenses	(396.8)	(322.0)	(1,214.0)	(1,298.0)
Merger termination and strategic alternatives costs	(4.9)	(27.2)	(51.2)	(27.2)
Impairment losses and other costs	(7.5)	(477.1)	(96.6)	(477.1)
Workforce reduction costs	(0.4)	(2.2)	(11.6)	(2.2)
Depreciation, depletion, and amortization	(69.7)	(68.6)	(198.3)	(207.8)
Accretion of asset retirement obligations	(18.5)	(17.2)	(54.6)	(50.8)
Taxes other than income taxes	(29.2)	(35.8)	(85.3)	(94.0)
Net (loss) gain on divestitures	(0.3)	—	(464.4)	91.5

Income (Loss) from Operations	$462.0	$(300.5)	$277.2	$283.0

Net Income (Loss)	$142.1	$(246.0)	$(39.7)	$106.7

Net Income (Loss) attributable to common stock	$116.0	$(246.0)	$(83.1)	$105.9

Other Items Included in Operations (after-tax)[1]:
International commodities operation and gas trading operation[2]	$(62.9)	$—	$(370.9)	$—
Impairment losses and other costs	(8.2)	(298.8)	(81.5)	(298.8)
Impairment of nuclear decommissioning trust assets	(19.7)	(15.3)	(49.5)	(21.5)
Merger termination and strategic alternatives costs	(4.9)	(25.8)	(51.2)	(25.8)
Emission allowance write-down, net	—	(22.8)	—	(36.2)
Non-qualifying hedges	—	12.0	—	(57.3)
Workforce reduction costs	(1.6)	(1.6)	(7.0)	(1.6)
Credit facility amendment fees	(8.2)	—	(17.1)	—

Total Other Items	$(105.5)	$(352.3)	$(577.2)	$(441.2)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 20 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

1 Amounts for the quarter ended September 30, 2009 include income tax adjustments relating to activity during the quarters ended March 31, 2009 and June 30, 2009 based on updated estimates of our 2009 annual effective tax rate.

2 These amounts include the losses on the sales of the international commodities and gas trading operations, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions are probable of not occurring, and earnings that are no longer part of our core business. The impairment losses and other costs and workforce reduction costs line items also include amounts related to the operations we divested. Third quarter of 2009 activity is primarily due to the income tax adjustments referenced above.

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

Revenues

Our merchant energy revenues decreased $1,234.6 million and $2,981.2 million during the quarter and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2009 vs. 2008

	(In millions)
Increase (decrease) in Global Commodities mark-to-market revenues due to changes in power and gas prices	$205	$(235)
Decrease in volume of business primarily related to our international coal and freight operation, which we have divested	(143)	(652)
Increase in contract prices and volume related to our domestic coal operation	67	240
Realization of lower prices and volume of business at our gas trading operation, which we have divested, and absence of revenue due to the sales of certain of our upstream gas properties in 2008	(5)	(218)
Realization of lower volumes on wholesale and retail load at our Customer Supply operation, partially offset by higher contract prices	(1,334)	(2,097)
All other	(25)	(19)

Total decrease in merchant revenues	$(1,235)	$(2,981)

Fuel and Purchased Energy Expenses

Our merchant energy fuel and purchased energy expenses decreased $1,574.3 million and $3,085.8 million during the quarter and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2009 vs. 2008

	(In millions)
Increase in Global Commodities mark-to-market expenses related to the absence of international coal purchase contracts due to divestiture of operations and changes in prices	$225	$333
Decrease in volume of business primarily related to our international coal and freight operation, which we have divested	(123)	(562)
Increase in contract prices and volume related to our domestic coal operation	87	207
Realization of lower volumes at our gas trading operations, which we have divested	(54)	(197)
Realization of lower contract prices and volumes on wholesale and retail power purchases at our Customer Supply operation	(1,696)	(2,890)
All other	(13)	23

Total decrease in merchant energy fuel and purchased energy expenses	$(1,574)	$(3,086)

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

        We provide a summary of our gross margin for these three components of our merchant energy business as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

	(Dollar amounts in millions)
		% of Total		% of Total		% of Total		% of Total
Gross Margin:
Generation	$648	66%	$626	96%	$1,666	68%	$1,499	64%
Customer Supply	140	14	142	22	565	23	537	23
Global Commodities	201	20	(119)	(18)	222	9	312	13

Total	$989	100%	$649	100%	$2,453	100%	$2,348	100%

Generation

The $22 million increase in Generation gross margin during the quarter ended September 30, 2009 compared to the same period of 2008 is primarily due to an increase of $29 million due to the timing and duration of planned and unplanned outages at our nuclear and fossil generating assets, partially offset by a $7 million decrease from lower energy prices on hedged gross margin with Global Commodities for the output of our generating assets in the PJM and New York regions based on prices established at the end of 2008 (see Global Commodities discussion below for impact of prices during 2009).

        The $167 million increase in generation gross margin during the nine months ended September 30, 2009 compared to the same period of 2008 is primarily due to the following:

  •
  $109 million due to the timing and duration of planned and unplanned outages at our nuclear and fossil generating plants, and
  •
  $84 million increase from higher energy prices on hedged gross margin with Global Commodities for the output of our generating assets in the PJM and New York regions based on prices established at the end of 2008 (see Global Commodities discussion below for impact of prices during 2009).

        These increases were partially offset by $26 million of lower gross margin primarily related to our investments in power projects.

Customer Supply

The $2 million decrease in Customer Supply gross margin during the quarter ended September 30, 2009 compared to the same period of 2008 is primarily due to $71 million of lower gross margin as a result of lower customer retention and unfavorable variable load risk associated with wholesale and retail power primarily due to variances from normal weather and lower demand during the quarter ended September 30, 2009.

        This decrease was partially offset by the following:

  •
  $45 million of higher gross margin related to the consolidation of a retail power supply variable interest entity (VIE) for which we became the primary beneficiary in December 2008, and
  •
  $14 million of higher mark-to-market results primarily in our retail gas operation. We discuss these results in more detail in the Mark-to-Market section beginning on page 53, and
  •
  $10 million related to higher realization of contracts executed in prior periods and higher margins on new business originated and realized during the quarter primarily in our wholesale and retail power supply operations, partially offset by lower volumes.

        The $28 million increase in customer supply gross margin during the nine months ended September 30, 2009 compared to the same period of 2008 is primarily due to:

  •
  $88 million of higher gross margin mostly related to the consolidation of a retail power supply VIE for which we became the primary beneficiary in December 2008, and
  •
  $10 million related to higher realization of contracts executed in prior periods and higher margins on new business originated and realized during the nine months ended September 30, 2009 primarily in our wholesale and retail power supply operations, partially offset by lower volumes.

        These increases were partially offset by the following:

  •
  $62 million of lower gross margin as a result of lower customer retention and unfavorable variable load risk associated with wholesale and retail power primarily due to variances from normal weather and lower demand, and

  •
  $8 million of lower mark-to-market results primarily in our retail gas operation. We discuss these results in more detail in the Mark-to-Market section beginning on page 53.

        During the quarter and nine months ended September 30, 2009, the higher margin related to the consolidated retail power supply VIE is fully attributable to noncontrolling interests.

Global Commodities

We present Global Commodities results in the following categories:

  •
  Portfolio Management and Trading—our centralized risk management service related to energy price risk associated with our generation fleet, wholesale and retail customer supply business, and our structured products portfolio.
  •
  Structured Products—customized risk management products in the power, gas, coal and freight markets (e.g., generation tolls, gas transport and storage, and global coal logistics). As of September 30, 2009, we have reduced our participation in the coal, freight and gas trading markets through the execution of our strategic initiatives.
  •
  Energy Investments—investments in energy assets that primarily include natural gas properties and a joint interest in an entity that owns dry bulk cargo vessels. As of September 30, 2009, we sold our investment in an entity that owns the dry bulk cargo vessels. We discuss this investment in more detail on page 14 of the Notes to Consolidated Financial Statements.

        Our portfolio de-risking and liquidity improving activities had a substantial impact on the comparability of results for the quarter and nine months ended September 30, 2009 as discussed below.

        The $320 million increase in gross margin from our Global Commodities activities during the quarter ended September 30, 2009 compared to the same period of 2008 is primarily due to $457 million of higher gross margin related to our portfolio management and trading operation. These changes are discussed further in the table below.

        This increase was partially offset by the following:

  •
  $74 million of lower gross margin from our energy investment operation primarily related to lower new business and backlog realized within the quarter including the absence of a $29 million gain on sale of a dry bulk vessel in the third quarter of 2008, and
  •
  $63 million of lower gross margin in our structured products portfolio primarily as a result of fewer terminations of in-the-money energy purchase and sales contracts during the quarter ended September 30, 2009.

        The $90 million decrease in gross margin from our Global Commodities operation for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to:

  •
  $143 million of lower gross margin from our energy investments operation primarily related to lower new business and backlog realized within the nine months ended September 30, 2009.
  •
  $108 million of lower gross margin in our structured products portfolio primarily as a result of fewer terminations of in-the-money energy purchase and sales contracts during the nine months ended September 30, 2009 for a cash payment.

        These decreases were partially offset by an increase of $161 million in our portfolio management and trading operation. These changes are discussed further in the table below.

        Our portfolio management and trading operation gross margin increased $457 million and $161 million during the quarter and nine months ended September 30, 2009,

respectively, compared to the same periods in 2008 primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2009 vs. 2008

	(In millions)
Increase in portfolio management of positions arising from hedges of accrual positions with Generation and Customer Supply activities due to the favorable impact of changes in prices of power, natural gas, and coal	$327	$484
Increase in gains recognized on hedges due to ineffectiveness and certain cash-flow hedges that no longer qualified for hedge accounting	6	160
Increase primarily due to write-downs of our emission allowance inventory recorded in 2008 that did not recur in the same periods of 2009	56	63
Increase (decrease) in earnings related to our portfolio of contracts subject to mark-to-market accounting. We discuss these results in more detail in the Mark-to-Market section below.	19	(543)
Decrease due to loss reclassified from accumulated other comprehensive loss to earnings in connection with the closing of the sale of our international commodities operation as a result of hedged transactions that were probable of not occurring by the end of the specified contract period.	—	(166)
Increase due to the absence of our international coal and freight operations, which were divested in March 2009, and assignment of certain contracts in the third quarter of 2009	49	108
Increase due to the absence of a loss as a result of the bankruptcy of one of our domestic coal suppliers. During the first quarter of 2008, as a result of a default by the supplier, we terminated our derivative contracts with the supplier, reclassified the related asset to accounts receivable and fully reserved the amount.	—	55

Total increase in portfolio management and trading gross margin	$457	$161

Mark-to-Market

Mark-to-market results include net gains and losses from origination, risk management, and trading activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2008 Annual Report on Form 10-K.

        The nature of our operations and the use of mark-to-market accounting for certain activities create fluctuations in mark-to-market earnings. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Risk Management section beginning on page 72. The primary factors that cause fluctuations in our mark-to-market results are:

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

        Mark-to-market results were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Unrealized mark-to-market results
Origination gains	$—	$5.3	$—	$73.8

Risk management and trading—mark-to-market
Unrealized changes in fair value	(16.2)	(54.4)	(233.2)	243.1
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	(124.7)	288.1	(282.6)	141.2

Total risk management and trading—mark-to-market	(140.9)	233.7	(515.8)	384.3

Total unrealized mark-to-market*	(140.9)	239.0	(515.8)	458.1
Realized mark-to-market	124.7	(288.1)	282.6	(141.2)

Total mark-to-market results**	$(16.2)	$(49.1)	$(233.2)	$316.9

* Total unrealized mark-to-market is the sum of origination gains and total risk management and trading—mark-to-market.

** Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results increased $32.9 million during the quarter ended September 30, 2009 compared to the same period of 2008. This change was primarily due to a decrease in unrealized risk management and trading losses of $38.2 million, partially offset by a decrease in origination gains of $5.3 million. We discuss origination gains below.

        The increase in risk management and trading results of $38.2 million is primarily due to:

  •
  $147 million of higher results on open positions primarily due to the absence of losses in our power and transmission risk management activities primarily in the PJM, Northeast, and New York regions as a result of our de-risking and liquidity improving activities and a more favorable price environment in the third quarter of 2009,
  •
  $65 million of higher results in our international coal and freight operation primarily due to the absence of losses as a result of its divestiture in March 2009,
  •
  $36 million of higher results on open positions primarily related to a more favorable price environment in our domestic coal portfolio, and
  •
  $22 million of lower losses in our retail gas portfolio primarily due to a more favorable price environment in the third quarter of 2009.

        These increases were partially offset by the following:

  •
  $193 million of lower results in our wholesale natural gas risk management and trading operation primarily as a result of its divestiture in the beginning of April 2009, and
  •
  $39 million of lower results related to our emissions trading activities primarily as a result of a less favorable price environment.

        Total mark-to-market results decreased $550.1 million during the nine months ended September 30, 2009 compared to the same period of 2008. The period-to-period variance in unrealized changes in fair value was primarily due to increased unrealized risk management and trading losses of $476.3 million and the decrease in origination gains of $73.8 million. We discuss origination gains below.

        The decrease in risk management and trading results of $476.3 million is primarily due to:

  •
  $206 million of lower results on open positions in our power and transmission risk management activities primarily in the PJM, Northeast, and New York regions due to our de-risking and liquidity improving activities and a less favorable price environment and strong results in the second quarter of 2008 that did not recur in the same period of 2009,
  •
  $162 million of lower gains on open positions primarily related to less favorable prices in our domestic coal portfolio,
  •
  $71 million of lower gains in our wholesale natural gas risk management and trading operation primarily as a result of the divestiture of our gas trading operation in the beginning of April 2009, and
  •
  $37 million of lower results related to our emissions trading activities primarily as a result of a less favorable price environment.

        We did not record any origination gains during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, our Global Commodities operation amended certain nonderivative contracts to mitigate counterparty performance risk under the existing contracts. As a result of these amendments, the revised contracts became derivatives subject to mark-to-market accounting. The change in accounting for these contracts from nonderivative to derivative resulted in substantially all of the origination gains for 2008 presented in the table above.

Derivative Assets and Liabilities

Derivative assets and liabilities consisted of the following:

	September 30, 2009	December 31, 2008

	(In millions)
Current Assets	$582.8	$1,465.0
Noncurrent Assets	917.7	851.8

Total Assets	1,500.5	2,316.8

Current Liabilities	823.1	1,241.8
Noncurrent Liabilities	964.8	1,115.0

Total Liabilities	1,787.9	2,356.8

Net Derivative Position	$(287.4)	$(40.0)

Composition of net derivative position:
Hedges	$(851.3)	$(1,837.6)
Mark-to-market	738.6	1,485.9
Net cash collateral included in derivative balances	(174.7)	311.7

Net Derivative Position	$(287.4)	$(40.0)

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

        The decrease in our net derivative liability subject to hedge accounting since December 31, 2008 of $986.3 million was due primarily to $1,338 million of realization of out-of-the-money cash-flow hedges, partially offset by $352 million of increases on our out-of-the-money cash-flow hedge positions primarily related to decreases in power, natural gas, and coal prices during the nine months ended September 30, 2009.

        The following are the primary sources of the change in the net mark-to-market derivative asset during the quarter and nine months ended September 30, 2009:

	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009

	(in millions)
Fair value beginning of period		$801.2		$1,485.9
Changes in fair value recorded in earnings
Origination gains	$—		$—
Unrealized changes in fair value	(16.2)		(233.2)
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(124.7)		(282.6)

Total changes in fair value		(140.9)		(515.8)
Changes in value of exchange-listed futures and options		27.8		355.9
Net change in premiums on options		32.0		41.0
Contracts acquired		—		(35.8)
Dedesignated contracts and other changes in fair value		18.5		(592.6)

Fair value at end of period		$738.6		$738.6

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
  •
  Contracts acquired represents the initial fair value of acquired derivative contracts recorded in "Derivative assets and liabilities" in our Consolidated Balance Sheets. Substantially all of this activity for the nine months ended September 30, 2009 related to the divestiture of our international commodities operation, Houston-based gas trading operation, and certain other trading operations in order to transfer risk and reward to the buyers. We discuss these divestitures in more detail beginning on page 16 of the Notes to Consolidated Financial Statements.
  •
  Dedesignated contracts and other changes in fair value represent transfers of derivative contracts from cash flow hedges to mark-to-market treatment, transfers of derivative contracts from mark-to-market treatment to cash flow hedges, and those derivative contracts that did not meet the qualifications of cash flow hedge accounting. In the quarter and nine months ended September 30, 2009, substantially all of the activity related to dedesignations in connection with the strategic objective of restructuring and reducing the risk of our portfolio.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of September 30, 2009:

	Settlement Term
	2009	2010	2011	2012	2013	2014	Thereafter	Fair Value

	(In millions)
Level 1	$(43.8)	$—	$—	$—	$—	$—	$—	$(43.8)
Level 2	209.4	78.5	332.8	143.7	(26.7)	(3.4)	0.2	734.5
Level 3	115.6	285.7	(170.5)	(200.5)	(5.2)	12.7	10.1	47.9

Total net derivative asset subject to mark-to-market accounting	$281.2	$364.2	$162.3	$(56.8)	$(31.9)	$9.3	$10.3	$738.6

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

Operating Expenses

Our merchant energy business operating expenses increased $74.8 million for the quarter ended September 30, 2009 as compared to the same period of 2008 primarily due to higher performance-based labor and benefit costs of $53.7 million and higher non-labor operating expenses of $21.1 million.

        Our merchant energy business operating expenses decreased $84.0 million for the nine months ended September 30, 2009 as compared to the same period of 2008 primarily due to lower performance-based labor and benefit costs of $69.5 million and lower non-labor operating expenses of $14.5 million.

Merger Termination and Strategic Alternatives Costs

We discuss costs related to the mergers and strategic alternatives in more detail on page 12 in Notes to Consolidated Financial Statements.

Impairment losses and Other Costs

Our impairment losses and other costs are discussed in more detail beginning on page 14 in Notes to Consolidated Financial Statements.

Workforce Reduction Costs

Our merchant energy business recognized expenses associated with our workforce reduction efforts as discussed in more detail on page 15 in Notes to Consolidated Financial Statements.

Amortization of Credit Facility Amendment Fees

Our merchant energy business incurred costs related to the amortization of credit facility amendment fees in connection with the EDF transaction. These costs are classified as interest expense in our Consolidated Statements of Income (Loss).

Depreciation, Depletion and Amortization Expense

Our merchant energy business incurred lower depreciation, depletion and amortization expenses of $9.5 million during the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to the absence of depletion expenses of $27.1 million as a result of divestitures made in 2008 in our upstream gas operations, partially offset by an increase of $17.6 million in depreciation on our generating facilities.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2008 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Revenues	$788.3	$822.4	$2,250.8	$1,980.5
Electricity purchased for resale expenses	(508.2)	(556.6)	(1,435.9)	(1,416.2)
Operations and maintenance expenses	(102.6)	(99.0)	(297.6)	(291.9)
Merger termination and strategic alternatives costs	—	(7.9)	—	(7.9)
Depreciation and amortization	(51.1)	(39.4)	(161.6)	(138.0)
Taxes other than income taxes	(36.5)	(36.3)	(109.8)	(104.1)

Income from Operations	$89.9	$83.2	$245.9	$22.4

Net Income (Loss)	$42.3	$34.3	$109.8	$(31.2)

Net Income (Loss) attributable to common stock	$39.8	$31.7	$102.2	$(38.8)

Other Items Included in Operations (after-tax):
Accrual of Maryland settlement credit	$—	$—	$—	$(125.3)
Effective tax rate impact of Maryland settlement agreement	—	3.4	—	8.4
Merger termination and strategic alternatives costs*	—	(7.5)	—	(7.5)

Total Other Items	$—	$(4.1)	$—	$(124.4)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 20 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

* Recovery of these costs will not be sought in rates.

        Net income attributable to common stock from the regulated electric business increased $8.1 million for the quarter ended September 30, 2009 compared to the same period of 2008, primarily due to an increase in revenues less electricity purchased for resale expenses of $9.0 million after-tax and the absence in 2009 of merger termination and strategic alternatives costs of $7.5 million after-tax, partially offset by increased depreciation and amortization of $7.4 million after-tax.

        Net income attributable to common stock from the regulated electric business for the nine months ended September 30, 2009 exceeded the net loss attributable to common stock from the regulated electric business for the nine months ended September 30, 2008 by $141.0 million, mostly due to increased revenues less electricity purchased for resale expenses of $151.9 million after-tax, which was due to the absence in 2009 of the impact of the accrual of the Maryland settlement credit of $125.3 million after-tax in 2008, and the absence in 2009 of merger termination and strategic alternatives costs of $7.5 million after-tax. These increases were partially offset by increased depreciation and amortization of $14.3 million after-tax and increased operations and maintenance expenses of $3.4 million after-tax.

Electric Revenues

The changes in electric revenues in 2009 compared to 2008 were caused by:

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008

	(In millions)
Distribution volumes	$(8.8)	$(8.1)
Nuclear decommissioning charges	5.1	14.2
Smart energy savers programSM surcharges	10.2	21.3
Maryland settlement credit	0.6	188.8
Revenue decoupling	5.6	16.0
Standard offer service	(46.6)	22.7
Rate stabilization recovery	(2.8)	(0.5)
Financing credits	1.3	2.4
Senate Bill 1 credits	(0.2)	7.2

Total change in electric revenues from electric system sales	(35.6)	264.0
Other	1.5	6.3

Total change in electric revenues	$(34.1)	$270.3

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, in 2009 compared to 2008 were:

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008

Residential	(0.5)%	(2.2)%
Commercial	(3.0)	0.9
Industrial	(13.3)	(9.8)

        During the quarter ended September 30, 2009 compared to the same period of 2008, we distributed less electricity to commercial customers due to decreased usage per customer and milder weather, partially offset by an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer.

        During the nine months ended September 30, 2009 compared to the same period of 2008, we distributed less electricity to residential customers mostly due to decreased usage per customer, partially offset by colder weather and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer.

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

Smart Energy Savers ProgramSM Surcharges

Beginning in 2009, the Maryland PSC approved customer surcharges through which BGE recovers costs associated with certain programs designed to help BGE manage peak demand and encourage customer energy conservation.

Maryland Settlement Credit

In 2008, BGE entered into a settlement agreement with the State of Maryland and other parties, which provided residential electric customers a credit totaling $170 per customer. The total settlement of $188.2 million was accrued in the second quarter of 2008 and $188.8 million was credited to customers in the third quarter of 2008.

Revenue Decoupling

The Maryland PSC has allowed us to record a monthly adjustment to our electric distribution revenues from residential and small commercial customers since 2008 and for the majority of our large commercial and industrial customers since February 2009 to eliminate the effect of abnormal weather and usage patterns per customer on our electric distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at Maryland PSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions. We then bill or credit impacted customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative supplier. We discuss the provisions of Senate Bill 1 related to residential electric rates in the Item 7. Management's Discussion and Analysis—Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section of our 2008 Annual Report on Form 10-K.

        Standard offer service revenues decreased during the quarter ended September 30, 2009 compared to the same period of 2008, mostly due to lower standard offer service volumes.

        Standard offer service revenues increased during the nine months ended September 30, 2009 compared to the same period of 2008, mostly due to an increase in the standard offer service rates, partially offset by lower standard offer service volumes.

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

        The increase in revenues during the nine months ended September 30, 2009 compared to the same period of 2008 is primarily due to the absence of the credit for the residential return component of the administrative charge which was suspended under the Maryland settlement agreement.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Actual costs	$489.9	$537.7	$1,391.3	$1,372.0
Recovery under rate stabilization plans	18.3	18.9	44.6	44.2

Electricity purchased for resale expenses	$508.2	$556.6	$1,435.9	$1,416.2

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $47.8 million during the quarter ended September 30, 2009 compared to the same period of 2008, primarily due to lower volumes.

        BGE's actual costs for electricity purchased for resale increased $19.3 million during the nine months ended September 30, 2009 compared to the same period of 2008, primarily due to higher contract prices to purchase electricity for our customers, partially offset by lower volumes.

Recovery Under Rate Stabilization Plan

In late June 2007, we began recovering previously deferred amounts from customers. During the quarter and nine months ended September 30, 2009, $17.2 million and $41.5 million, respectively, of the amount recovered secures the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $5.7 million in the nine months ended September 30, 2009 compared to the same period of 2008, primarily due to increased uncollectible accounts receivable expense of $13.6 million, partially offset by the absence of $8.1 million in incremental distribution service restoration expenses associated with 2008 storms.

        We discuss the Allowance for Uncollectible Accounts Receivable in more detail on page 63.

Electric Depreciation and Amortization

Regulated electric depreciation and amortization expense increased $11.7 million during the quarter ended September 30, 2009, compared to the same period in 2008, primarily due to $17.2 million in increased amortization expense associated with the Smart Energy Savers ProgramSM and additional property placed in service in 2009, partially offset by $5.7 million in lower depreciation expense as a result of revised depreciation rates which were implemented on June 1, 2008 for regulatory and financial reporting purposes as part of the Maryland settlement agreement.

        Regulated electric depreciation and amortization expense increased $23.6 million during the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to $29.1 million in increased amortization expense associated with the Smart Energy Savers ProgramSM and increased depreciation primarily due to additional property placed in service in 2009, partially offset by $17.1 million in lower depreciation expense as a result of revised depreciation rates which were implemented on June 1, 2008 for regulatory and financial reporting purposes as part of the Maryland settlement agreement.

        The Maryland settlement agreement is discussed in more detail in Note 2 to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.7 million during the nine months ended September 30, 2009, respectively, compared to the same period in 2008, primarily due to the absence of the impact of the Maryland settlement agreement on franchise taxes.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2008 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Revenues	$78.2	$155.5	$576.8	$740.0
Gas purchased for resale expenses	(31.2)	(107.5)	(340.9)	(505.2)
Operations and maintenance expenses	(40.0)	(40.5)	(120.9)	(118.0)
Merger termination and strategic alternatives costs	—	(3.2)	—	(3.2)
Depreciation and amortization	(10.6)	(10.1)	(32.7)	(33.2)
Taxes other than income taxes	(7.6)	(7.8)	(26.5)	(26.6)

(Loss) Income from operations	$(11.2)	$(13.6)	$55.8	$53.8

Net (Loss) Income	$(10.5)	$(11.5)	$22.9	$26.4

Net (Loss) Income attributable to common stock	$(11.3)	$(12.2)	$20.6	$24.1

Other Items Included in Operations (after-tax):
Effective tax rate impact of Maryland settlement agreement	$—	$(1.4)	$—	$2.3
Merger termination and strategic alternatives costs*	—	(3.1)	—	(3.1)

Total Other Items	$—	$(4.5)	$—	$(0.8)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 20 provides a reconciliation of operating results by segment to our Consolidated Financial Statements

* Recovery of these costs will not be sought in rates.

        Net income attributable to common stock from the regulated gas business decreased $3.5 million during the nine months ended September 30, 2009, compared to the same period of 2008, primarily due to the absence in 2009 of the impact of reduced earnings in 2008 from the Maryland settlement agreement on our effective tax rate of $2.3 million.

Gas Revenues

The changes in gas revenues in 2009 compared to 2008 were caused by:

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008

	(In millions)
Distribution volumes	$(0.5)	$5.0
Conservation surcharge	0.1	0.7
Gas revenue decoupling	(0.1)	(5.2)
Gas cost adjustments	(26.5)	(58.4)

Total change in gas revenues from gas system sales	(27.0)	(57.9)
Off-system sales	(49.9)	(103.7)
Other	(0.4)	(1.6)

Total change in gas revenues	$(77.3)	$(163.2)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2009 compared to 2008 were:

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008

Residential	(1.4)%	5.9%
Commercial	(14.5)	(7.5)
Industrial	0.8	4.9

        During the quarter ended September 30, 2009 compared to the same period in 2008, we distributed less gas to residential customers due to decreased usage per customer, partially offset by an increased number of customers. We distributed less gas to commercial customers compared to the same period of 2008, due to decreased usage per customer, partially offset by an increased number of customers.

        During the nine months ended September 30, 2009 compared to the same period in 2008, we distributed more gas to residential customers due to colder weather and an increased number of customers, partially offset by decreased usage per customer. We distributed less gas to commercial customers due to decreased usage per customer, partially offset by an increased number of customers and colder weather. We distributed more gas to industrial customers mostly due to increased usage per customer, partially offset by a decreased number of customers.

Conservation Surcharge

Beginning February 2009, the Maryland PSC approved a customer surcharge through which BGE recovers costs associated with certain programs designed to help BGE encourage customer conservation.

Gas Revenue Decoupling

The Maryland PSC allows us to record a monthly adjustment to our gas distribution revenues to eliminate the effect of abnormal weather and usage patterns per customer on our gas distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at Maryland PSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions. We then bill or credit impacted customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

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

        Gas cost adjustment revenues decreased $26.5 million and $58.4 million during the quarter and nine months ended September 30, 2009, respectively, compared to the same period of 2008, because we sold less gas at lower prices.

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

        Revenues from off-system gas sales decreased during the quarter and nine months ended September 30, 2009 compared to the same period of 2008 because we sold less gas at lower prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $76.3 million and $164.3 million during the quarter and nine months ended September 30, 2009 compared to the same period of 2008 because we purchased less gas at lower prices.

Other Nonregulated Businesses

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In millions)
Revenues	$60.2	$50.2	$169.1	$175.5
Operating expense	(47.6)	(29.4)	(131.2)	(128.4)
Impairment losses and other costs	—	—	(6.7)	—
Merger termination and strategic alternatives costs	—	(0.9)	—	(0.9)
Depreciation and amortization	(17.9)	(16.2)	(54.2)	(45.5)
Taxes other than income taxes	(1.1)	(1.2)	(3.1)	(2.3)

(Loss) Income from Operations	$(6.4)	$2.5	$(26.1)	$(1.6)

Net (Loss) Income	$(6.5)	$1.1	$(17.0)	$0.4

Net (Loss) Income attributable to common stock	$(6.9)	$0.8	$(17.5)	$0.3

Other Items Included in Operations (after-tax):
Impairment losses and other costs	$(0.8)	$—	$(3.9)	$—
Merger termination and strategic alternatives costs	—	(0.9)	—	(0.9)

Total Other Items	$(0.8)	$(0.9)	$(3.9)	$(0.9)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 20 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net loss attributable to common stock exceeded net income attributable to common stock during the quarter and nine months ended September 30, 2009 by $7.7 million and $17.8 million, respectively, compared to the same periods of 2008 primarily due to increased losses from UniStar Nuclear Energy, LLC and other nonregulated operations of $4.4 million and $11.1 million, respectively, increased impairment losses and other costs due to a write-off of an uncollectible advance to an affiliate of $0.8 million and $3.9 million after-tax, respectively, and depreciation and amortization expense as a result of increased property additions during 2008.

Consolidated Nonoperating Income and Expenses

Other Income (Expense)

In the quarter ended September 30, 2009, we had other income of $38.7 million and, in the quarter ended September 30, 2008, we had other expenses of $15.8 million. The $54.5 million increase in 2009 compared to 2008 is mostly due to a decrease in other-than-temporary impairment charges related to our nuclear decommissioning trust fund assets of $30.3 million.

        Other income decreased $18.9 million during the nine months ended September 30, 2009 compared to the same period of 2008 mostly due to a lower average cash balance offset by an increase in other-than-temporary impairment charges related to our nuclear decommissioning trust fund assets of $19.5 million.

Fixed Charges

Our fixed charges increased during the quarter and nine months ended September 30, 2009 compared to the same periods of 2008 mostly due to a higher level of interest expense associated with new debt issuances, primarily the Series A and Series B Preferred Stock issuances in 2008, and higher amortization of debt issuance and credit facility costs.

        Fixed charges at BGE increased during the nine months ended September 30, 2009 compared to the same period of 2008 mostly due to a higher level of interest expense associated with new debt issuances in 2008 and higher amortization of debt issuance and credit facility costs.

Income Taxes

Income tax expense exceeded income tax benefit by $410.0 million during the quarter ended September 30, 2009 compared to the same period of 2008 because we reported income before income taxes in 2009 as compared to a loss before income taxes in 2008. The income before income taxes for the quarter required us to change our estimated annual effective tax rate at September 30, 2009, requiring us to reduce the income tax benefit recognized in connection with losses and impairment charges recorded in the first half of 2009.

        Income tax expense increased $87.6 million during the nine months ended September 30, 2009 compared to the same period of 2008 mostly due to higher income before income taxes in 2009 compared to 2008. Additionally, a higher effective tax rate in 2009 increased income tax expense because it produced a higher income tax expense when applied to the income before income taxes.

        BGE's income tax expense increased $82.8 million during the nine months ended September 30, 2009 compared to the same period of 2008, mostly due to higher pre-tax income. In addition, for the nine months ended September 30, 2008, BGE had a lower effective tax rate. BGE projected a reduction in its 2008 taxable income as a result of the impact of certain provisions of the 2008 Maryland settlement agreement, which increased the relative impact of the favorable permanent tax adjustments on its effective tax rate.

Allowance for Uncollectible Accounts Receivable

Our allowance for uncollectible accounts receivable decreased $59.7 million from $240.6 million at December 31, 2008 to $180.9 million at September 30, 2009, primarily related to a decrease of $80.3 million in our merchant energy business, partially offset by an increase of $18.7 million at our regulated electric and gas businesses.

        The decrease in allowance for uncollectible accounts receivable from our merchant energy business is primarily driven by the write-off of accounts receivable balances of certain customers and the reversal of the related allowance for uncollectible accounts receivable that were established primarily during 2008 for certain counterparties that encountered financial difficulties. There was no earnings impact associated with these write-offs.

        The increase in allowance for uncollectible accounts receivable from our regulated electric and gas businesses is primarily driven by a Maryland PSC ruling in the second quarter of 2009 and the economic downturn which continues to cause a decreased ability of customers to pay their utility bills. The Maryland PSC ruling in the second quarter of 2009 delayed BGE's ability to terminate service to customers with arrearages and required BGE to offer those customers the option to enter into extended payment plans until September 25, 2009.

        If the current economic recession continues on a prolonged basis, our and BGE's bad debt expense could materially increase in the future despite our efforts to mitigate those risks. We discuss our credit risk in more detail in the Risk Management section of our 2008 Annual Report on Form 10-K.

Financial Condition

Cash Flows

The following table summarizes our cash flows for 2009 and 2008, excluding the impact of changes in intercompany balances.

	2009 Segment Cash Flows			Consolidated Cash Flows

	Nine Months Ended September 30, 2009			Nine Months Ended September 30,
	Merchant	Regulated	Holding Company and Other	2009	2008

	(In millions)
Operating Activities
Net (loss) income	$(39.7)	$132.7	$(17.0)	$76.0	$102.3
Non-cash merger termination and strategic alternatives costs	37.2	—	—	37.2	—
Derivative contracts classified as financing activities[1]	1,007.0	—	—	1,007.0	(37.1)
Other non-cash adjustments to net (loss) income	573.6	542.3	78.5	1,194.4	810.5
Changes in working capital:
Derivative assets and liabilities, excluding collateral	118.3	—	6.7	125.0	(935.0)
Net collateral and margin	1,502.4	2.4	—	1,504.8	(568.6)
Other changes	366.9	(153.2)	42.1	255.8	(358.6)
Defined benefit obligations[2]	—	—	—	(277.7)	(34.2)
Other	(34.7)	(45.3)	133.1	53.1	6.6

Net cash provided by (used in) operating activities	3,531.0	478.9	243.4	3,975.6	(1,014.1)

Investing Activities
Investments in property, plant and equipment	(961.1)	(265.5)	(16.6)	(1,243.2)	(1,360.5)
Asset and business acquisitions, net of cash acquired	—	—	(20.8)	(20.8)	(316.5)
Contributions to nuclear decommissioning trust funds	(18.7)	—	—	(18.7)	(18.7)
Proceeds from sale of investments and other assets	49.9	—	31.2	81.1	241.2
Contract and portfolio acquisitions	(2,153.7)	—	—	(2,153.7)	—
Repayments of loans receivable	—	—	—	—	26.0
Decrease (increase) in restricted funds[3]	(1.6)	(22.4)	1,003.9	979.9	8.3
Other	(0.6)	—	(15.2)	(15.8)	(4.1)

Net cash used in investing activities	(3,085.8)	(287.9)	982.5	(2,391.2)	(1,424.3)

Cash flows from operating activities less cash flows from investing activities	$445.2	$191.0	$1,225.9	1,584.4	(2,438.4)

Financing Activities[2]
Net (repayment) issuance of debt				(2,080.3)	3,041.8
Debt issuance costs				(67.8)	(50.6)
Proceeds from issuance of common stock				24.4	17.6
Common stock dividends paid				(179.6)	(250.7)
BGE preference stock dividends paid				(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions				2,263.1	—
Derivative contracts classified as financing activities[1]				(1,007.0)	37.1
Other				13.1	(8.8)

Net cash (used in) provided by financing activities				(1,044.0)	2,776.5

Net increase in cash and cash equivalents				$540.4	$338.1

1 All ongoing cash flows from derivative contracts deemed to contain a financing element at inception must be reclassified from operating activities to financing activities.

2 Items are not allocated to the business segments because they are managed for the company as a whole.

3 The decrease in restricted funds at our Holding Company and Other is primarily related to $1.0 billion of restricted cash related to the issuance of Series B Preferred Stock to EDF in December 2008. These funds were held at the holding company and were restricted for payment of the 14% Senior Notes held by MidAmerican. The 14% Senior Notes were repaid in full in January 2009.

Cash Flows from Operating Activities

Cash provided by operating activities was $3,975.6 million in 2009 compared to cash used in operating activities of $1,014.1 million in 2008. This $4,989.7 million increase in cash flows was primarily due to $3,747.8 million of net favorable changes in working capital and a net increase of $1,044.1 million as a result of a reclassification of ongoing cash flows from derivative contracts deemed to contain a financing element at inception as financing activities rather than operating activities. We discuss the impact on cash flows from financing activities below. This increase was partially offset by an unfavorable change of $240.9 million primarily related to our pension contributions.

        The net favorable changes in working capital of $3,747.8 million included $1,060.0 million related to net derivative assets and liabilities. Changes in derivative assets and liabilities are driven by fluctuations in commodity prices and the realization of contracts at settlement within our merchant energy business. There was also $2,073.4 million more in net collateral and margin returned in 2009 as compared to 2008.

        We continue to improve our collateral position in 2009. Total net cash collateral posted in 2009 decreased compared to the balance as of December 31, 2008 as follows:

(In millions)
Net collateral and margin posted, December 31, 2008	$(1,445.6)
Return of collateral held associated with nonderivative contracts	(14.9)
Net return of collateral posted associated with nonderivative contracts	324.2
Return of initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	709.1
Return of fair value net cash collateral posted (netted against derivative assets / liabilities)*	486.4

Change in net collateral and margin posted	1,504.8

Net collateral and margin held, September 30, 2009	$59.2

* We discuss our netting of fair value collateral with our derivative assets / liabilities in more detail in Note 13 to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K.

        The $1,504.8 million decrease in net collateral and margin posted during 2009 primarily reflects the following:

  •
  fewer contracts as a result of reducing the risk in our portfolio,
  •
  collateral returned/reduced as part of the divestiture of a majority of our international commodities operation and gas trading operation as well as the execution of a gas supply agreement with the buyer of the gas trading operation for the retail gas business,
  •
  the termination of in-the-money contracts, and
  •
  changes in commodity prices and the level of our open positions.

        We discuss all forms of collateral in terms of their impact on our net available liquidity in the Available Sources of Funding section.

Cash Flows from Investing Activities

Cash used in investing activities was $2,391.2 million in 2009 compared to $1,424.3 million in 2008. The $966.9 million increase in cash used in 2009 compared to 2008 was primarily due to $2,153.7 million for contract and portfolio acquisitions as a component of our strategic divestitures. As a result of the structure of the divestitures of a majority of our international commodities, Houston-based gas trading and other trading operations, we are required to present investing cash outflows for in-the-money contracts on a gross basis separate from financing cash inflows for out-of-the-money contracts executed simultaneously. We discuss our divestitures in more detail beginning on page 16 of the Notes to Consolidated Financial Statements. There was no such activity in 2008.

        This increase was partially offset by:

  •
  a $971.6 million decrease in restricted funds, primarily due to the release of funds for the repayment of the $1 billion of 14% Senior Notes to MidAmerican in January 2009, and
  •
  a $295.7 million decrease in cash used for acquisitions. $20.8 million was used in the nine months ended September 30, 2009 for the acquisition of CLT Efficient Technologies Group, an energy services company that provides energy performance contracting and energy efficiency engineering services, and $316.5 million was used in the nine months ended September 30, 2008 for the acquisition of the Hillabee Energy Center, a partially completed 774 MW gas-fired combined cycle power generation facility in Alabama, the West Valley Power Plant, a 200MW gas-fired peaking plant, and a uranium market participant.

Cash Flows from Financing Activities

Cash used in financing activities was $1,044.0 million in 2009 compared to cash provided of $2,776.5 million in

2008. The increase in cash used for financing activities of $3,820.5 million was primarily due to:

  •
  $3,143.2 million net increase in cash used to repay short-term borrowings and long-term debt primarily due to the repayment of the $1 billion 14% Senior Notes to MidAmerican in January 2009, $1,728.3 million in repayments of short-term credit facilities, and a $500.0 million repayment of a 6.125% fixed rate note,
  •
  $1,978.9 million net decrease in cash received from the issuance of long-term debt, and
  •
  $1,044.1 million in cash outflows related to derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities. These contracts primarily relate to transactions associated with the divestiture of our international commodities operation, Houston-based gas trading operation and certain other trading operations. During the nine months ended September 30, 2009, we executed derivatives as part of these divestiture transactions at prices that differed from then-current market prices. As a result, cash flows associated with the out-of-the money derivative transactions are deemed to contain a financing element, and we must record the ongoing cash flows related to these contracts as financing cash flows. We discuss our divestitures in more detail beginning on page 16 of the Notes to Consolidated Financial Statements.

        This increase in cash used for financing activities was partially offset by $2,263.1 million for contract and portfolio acquisitions as a component of our strategic divestitures. As a result of the structure of the divestitures of a majority of our international commodities, Houston-based gas trading and other trading operations, we are required to present financing cash inflows for out-of-the-money contracts on a gross basis separate from investing cash outflows for in-the-money contracts executed simultaneously. We discuss our divestitures in more detail beginning on page 16 of the Notes to Consolidated Financial Statements. There was no such activity in 2008.

Security Ratings

We discuss our security ratings in our 2008 Annual Report on Form 10-K.

        On July 31, 2009, Fitch Ratings downgraded Constellation Energy's senior unsecured debt rating from BBB to BBB-and BGE's senior unsecured debt rating from A- to BBB+. Fitch Ratings also updated both companies' ratings outlook from Watch Evolving to Stable.

        On August 19, 2009, Moody's Investor Service reaffirmed Constellation Energy's senior unsecured debt rating of Baa3 and issued a Stable ratings outlook.

        On November 2, 2009, S&P downgraded Constellation Energy's senior unsecured debt rating to BBB- with a Stable outlook from BBB on Watch Negative. As a result of this rating action, we were not required to post any additional collateral pursuant to our counterparty agreements. In addition, BGE's senior unsecured debt rating was upgraded to BBB+ with a Stable outlook from BBB on Watch Negative.

Available Sources of Funding

In addition to cash generated from business operations, we rely upon access to capital for our capital expenditure programs and for the liquidity required to operate and support our commercial businesses. Our liquidity requirements are funded by credit facilities and cash. We fund our short-term working capital needs with existing cash and with our credit facilities, many of which support direct cash borrowings and the issuance of commercial paper. We also use our credit facilities to support the issuance of letters of credit, primarily for our merchant energy business.

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

Constellation Energy

At September 30, 2009, we had approximately $5.8 billion in committed credit facilities available as shown below. We have included in the table below our credit facilities as of

September 30, 2009 and pro forma following the completion of the transaction with EDF:

Facility Expiration	Facility Size as of September 30, 2009[2]	Facility Size Pro Forma upon Completion of the EDF Transactions[2]

	(In billions)
July 2012	$3.85	$2.32
November 2009[1]	1.23	—
September 2013	0.35	—
December 2009	0.15	—
September 2014	0.25	0.50

Total	$5.83	$2.82

1 Size of facility may be reduced by proceeds received from certain securities offerings or asset sales.

2 Excludes commodity-linked credit facility discussed below due to its contingent nature.

        Collectively, these facilities currently support the issuance of letters of credit and/or cash borrowings up to approximately $5.8 billion as of September 30, 2009. At September 30, 2009, we had approximately $2.0 billion in letters of credit issued, and we had no commercial paper outstanding.

        During the third quarter of 2009, we executed a new committed five year bilateral credit facility that allows for a maximum capacity of $500 million. This facility can be used to issue letters of credit in support of our collateral obligations. At September 30, 2009 and November 3, 2009, we had committed capacity of $250 million and $500 million, respectively. The facility partially replaces a portion of our credit facilities that terminate upon closing of the transaction with EDF.

        During the third quarter of 2009, we also entered into a five year commodity-linked credit facility that allows for the issuance of letters of credit up to a maximum capacity of $500 million. We could increase the maximum facility size to $750 million or alternatively enter into an additional $250 million bilateral facility if certain conditions are met, including the closing of the transaction with EDF. This commodity-linked facility is designed to help manage our contingent collateral requirements associated with the hedging of our Customer Supply operations because its capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically. As of September 30, 2009, there were no letters of credit outstanding under this facility.

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

        During April 2009, we received regulatory approvals and consents for the majority of the assets covered by the put arrangement. As of September 30, 2009, we have approximately $1.1 billion after-tax of liquidity available under the put arrangement. We expect to receive regulatory approval for an additional asset in the first quarter of 2010, which will increase the net after-tax liquidity from the put arrangement to approximately $1.4 billion. The put arrangement will expire at the earlier of December 31, 2010 or the termination of the Investment Agreement by EDF in the event of a breach of contract by us.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2009, the debt to capitalization ratios as defined in the credit agreements were no greater than 46%.

        Our $1.23 billion credit facility requires us to maintain consolidated earnings before interest, taxes, depreciation, and amortization to consolidated interest expense ratio of at least 2.75 when our Standard and Poors (S&P) senior unsecured debt rating is BBB- or lower and our Moody's senior unsecured debt rating is Baa3 or lower. Compliance with the covenant was not required as of September 30, 2009 as S&P's senior unsecured debt rating was above BBB-. Since the $1.23 billion credit facility expires upon the earlier of the closing of the EDF transaction or November 12, 2009, the recent change in rating by S&P to BBB- will not require compliance with this covenant.

        The terms of the Series B Preferred Stock allow us to issue debt without the consent of the holders of the majority of the Series B Preferred Stock only if, after issuance of such debt, we maintain a ratio of debt to capitalization equal to or less than 65%. Upon closing of our transaction with EDF, the Series B Preferred Stock will be redeemed.

        Upon closing of our transaction with EDF, under our $3.85 billion credit facility, we will grant a lien on certain generating facilities and pledge our ownership interests in our nuclear business to the lenders.

BGE

As of September 30, 2009, BGE has a $400.0 million five-year revolving credit facility expiring in 2011. BGE can use the facility to issue letters of credit or to issue short-term debt through the issuance of commercial paper or through direct borrowing against the facility. On October 29, 2009, BGE expanded its borrowing capacity to

$575 million. The size of the facility may be increased up to $600 million with additional commitments by lenders. At September 30, 2009, BGE had $334.9 million outstanding on its $400 million credit facility to secure funds in advance of maturing commercial paper and other obligations.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2009, the debt to capitalization ratio for BGE as defined in this credit agreement was 52%.

Constellation Energy and BGE

Decreases in Constellation Energy's or BGE's credit ratings would not trigger an early payment on any of our, or BGE's, credit facilities.

        However, the impact of a credit ratings downgrade on our financial ratios associated with our credit facility covenants would depend on our financial condition at the time of such a downgrade and on the source of funds used to satisfy the incremental collateral obligation resulting from a credit ratings downgrade. For example, if we were to use existing cash balances or exercise the put option with EDF to fund the cash portion of any additional collateral obligations resulting from a credit ratings downgrade, we would not expect a material impact on our financial ratios. However, if we were to issue long-term debt or use our credit facilities to fund any additional collateral obligations, our financial ratios could be materially affected. Failure by Constellation Energy, or BGE, to comply with these covenants could result in the acceleration of the maturity of the borrowings outstanding and preclude us from issuing letters of credit under these facilities.

Net Available Liquidity

The following tables provide a summary of our net available liquidity at December 31, 2008 and September 30, 2009:

	As of December 31, 2008
	Constellation Energy	BGE	Total Consolidated

	(In billions)
Credit facilities	$6.2	$0.4	$6.6
Less: Letters of credit issued	(3.6)	—	(3.6)
Less: Cash drawn on credit facilities	(0.5)	(0.4)	(0.9)

Undrawn facilities	2.1	—	2.1
Less: Commercial paper outstanding	—	—	—

Net available facilities	2.1	—	2.1
Add: Cash	0.2	—	0.2

Net available liquidity	$2.3	$—	$2.3

	As of September 30, 2009
	Constellation Energy	BGE	Total Consolidated

	(In billions)
Credit facilities[1]	$5.8	$0.4	$6.2
Less: Letters of credit issued	(2.0)	—	(2.0)
Less: Cash drawn on credit facilities	—	—	—

Undrawn facilities	3.8	0.4	4.2
Less: Commercial paper outstanding	—	(0.3)	(0.3)

Net available facilities	3.8	0.1	3.9
Add: Cash	0.7	—	0.7
Add: EDF put arrangement	1.1	—	1.1

Net available liquidity	$5.6	$0.1	$5.7

1 Excludes commodity-linked credit facility due to its contingent nature.

        Net available liquidity increased from December 31, 2008 through September 30, 2009 by $3.4 billion as follows:

(In billions)
Decrease in letters of credit issued	$1.6
EDF put arrangement	1.1
Decrease in cash drawn on facilities	0.9
Increase in cash	0.5
Decrease in credit facilities	(0.4)
Increase in commercial paper issued	(0.3)

Increase in net available liquidity	$3.4

        Through our efforts to reduce risk, we have significantly improved our liquidity. Specifically, we executed on our planned divestitures, significantly reduced the activities of our Global Commodities operation, and restructured and terminated existing transactions and amended certain agreements, all of which have led to lower collateral requirements. Through September 30, 2009, we received substantially all of the $1 billion of total net collateral expected to be returned as a result of the successful execution of our divestitures. The change in credit facilities and EDF put arrangement was due to the receipt of required regulatory approvals on the majority of assets covered by the EDF put arrangement, which resulted in the termination of the EDF interim backstop liquidity facility. Finally, cash flows from operating activities funded the repayment of all outstanding cash draws on our credit facilities, and BGE was able to issue $334.9 million of commercial paper, demonstrating an ability to access the capital market in a more traditional manner.

        Upon the close of the EDF transaction, the amount and composition of our liquidity will change due to the reduction in credit facilities discussed on page 67, as well as the receipt of net cash proceeds from the transaction.

        The net proceeds from this transaction are expected to be approximately $2.2 billion after repayment of the EDF preferred stock and the payment of taxes. We anticipate using these proceeds to reduce up to $850 million of our long-term debt, as well as for other general corporate purposes, including payments related to BGE under the Maryland PSC order dated October 30, 2009. These net proceeds will partially offset the reduction in credit facilities, although our net available liquidity will be reduced.

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

        During the nine months ended September 30, 2009, our initial margin requirements continued to decrease. In March 2009 and April 2009, we closed out our exchange positions related to our international commodities operation and Houston-based gas trading operation, respectively, which reduced our margin posted with each exchange with which we transact. Daily variation margin postings to each exchange depend on price moves in the underlying power, gas and coal exchange traded forward and option contracts.

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

  •
  In our Customer Supply operation, we generally do not receive collateral under contractual obligations to supply power or gas to our customers but our Global Commodities operation hedges these transactions through purchases of power and gas that generally require us to post collateral. By entering into a gas supply agreement with the buyer of our gas trading operation, we have reduced our collateral requirements to support our retail gas operation. We discuss this gas supply agreement in more detail on page 13 of the Notes to Consolidated Financial Statements.
  •
  In our Generation operation, we may have to post collateral on our power sale or fuel purchase contracts, but our generating plants are not a source of collateral.

        Customers of our merchant energy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at September 30, 2009, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to*	Level Below Current Rating	Additional Obligations**

	(In billions)
Below investment grade	1	$1.2

* If there are split ratings among the independent credit-rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

** Includes $0.2 billion related to derivative contracts as discussed in Notes to Consolidated Financial Statements beginning on page 36.

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 78 and Risk Factors section in our 2008 Annual Report on Form 10-K. We discuss the potential impact of environmental legislation and regulation in more detail in Business Environment section beginning on page 44 and Item 1. Business—Environmental Matters section of our 2008 Annual Report on Form 10-K.

Calendar Year Estimates	2009	2010

	(In billions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants[1]	$0.4	$0.1
Environmental controls	0.3	0.1
Portfolio acquisitions/investments	0.1	0.1
Technology/other	0.1	0.1
Nuclear fuel[1]	0.2	—

Total merchant energy capital requirements	1.1	0.4
Other nonregulated capital requirements	0.1	—

Total nonregulated capital requirements	1.2	0.4

Regulated Capital Requirements:
Regulated electric	0.4	0.6
Regulated gas	0.1	0.1

Total regulated capital requirements	0.5	0.7

Total Capital Requirements	$1.7	$1.1

1 Reflects the closing of the Investment Agreement with EDF in the fourth quarter of 2009 and the deconsolidation of our nuclear generation and operation business. As a result, we are reflecting ten months of nuclear plant related and nuclear fuel capital requirements for 2009 and none for 2010.

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

        In July 2009, we submitted to the NRC a plan that we expect will enable us to demonstrate by December 2009 reasonable assurance for adequate decommissioning funding in accordance with NRC regulations. Our plan proposes the use of a safe storage approach which allows funds to grow during the extended safe storage period following license termination but prior to decommissioning. In the event the NRC requires additional funding assurance beyond consideration of the safe storage approach, we will provide parental guarantees which would be subject to review and updating as necessary, but which are expected to be less than $70 million in the aggregate as of December 2009. We discuss the costs for decommissioning our nuclear generating facilities in more detail in the Business Overview section of our 2008 Annual Report on Form 10-K.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives.

        In July 2009, BGE filed with the Maryland PSC a proposal for a comprehensive smart grid initiative. The proposal includes the planned installation of 2 million residential and commercial electric and gas smart meters. We expect the total cost of the program to be approximately $480 million. In October 2009, the United States Department of Energy selected BGE as a recipient of $200 million in federal funding for our smart grid initiative. This grant allows BGE to be reimbursed for smart grid expenditures up to $200 million, substantially reducing the total cost of this initiative. However, the United States Department of Energy may withhold funding until approval is obtained from the Maryland PSC. If approved by the Maryland PSC, BGE plans to proceed with this proposal as soon as practical.

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

        We detail our contractual payment obligations at September 30, 2009 in the following table:

	Payments
	2009	2010- 2011	2012- 2013	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$1,000.7	$3.7	$734.9	$2,630.7	$4,370.0
Interest	84.2	376.0	260.7	3,002.1	3,723.0

Total	1,084.9	379.7	995.6	5,632.8	8,093.0
BGE
Principal	38.4	138.2	639.1	1,422.8	2,238.5
Interest	50.6	258.1	231.3	1,336.6	1,876.6

Total	89.0	396.3	870.4	2,759.4	4,115.1
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]
Operating leases, gross	42.0	419.9	385.0	571.0	1,417.9
Sublease rentals	(13.1)	(119.0)	(77.5)	(139.1)	(348.7)

Operating leases, net	28.9	300.9	307.5	431.9	1,069.2
Purchase obligations:[3]
Purchased capacity and energy[4]	140.7	352.4	188.6	229.9	911.6
Fuel and transportation	222.5	1,122.0	564.0	2,176.3	4,084.8
Other	120.8	166.7	50.8	37.2	375.5
Other noncurrent liabilities:
Uncertain tax positions liability	—	240.0	(23.6)	11.9	228.3
Pension benefits[5]	6.1	291.6	283.9	43.7	625.3
Postretirement and postemployment benefits[6]	13.1	83.0	95.9	289.9	481.9

Total contractual payment obligations	$1,706.0	$3,332.6	$3,333.1	$11,803.0	$20,174.7

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

        At September 30, 2009, Constellation Energy had a total face amount of $11.9 billion in guarantees outstanding, of which $10.5 billion related to our merchant energy business. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $2 billion at September 30, 2009, which represents the total amount the parent company could be required to fund based on September 30, 2009 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements on page 25.

Risk Management

Market Risk

Economic Value at Risk (EVaR)

EVaR is a measure that attempts to estimate the sensitivity of our total portfolio economic value to changes in market prices. The EVaR measure includes all positions of our merchant energy business, including Generation, Customer Supply, and Global Commodities operations. Each business day, the Company undertakes EVaR calculations that include both its trading and its non-trading risks. EVaR for non-trading positions measures the amount of potential change in the fair values of the exposures related to accrual exposures. EVaR is a one-day measure calculated at a 95% confidence level on the portfolio through 2013. At September 30, 2009, our EVaR was approximately $67 million, which represents a 50% decline from its level of $136 million at December 31, 2008.

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

Value at Risk (VaR)

Where EVaR is a measure that attempts to estimate the sensitivity of our total portfolio economic value, VaR estimates the sensitivity of our mark-to-market energy contracts of our Global Commodities operation to potential changes in market prices. VaR is a statistical model designed to predict risk of loss based on historical market price volatility. We calculate VaR using a historical variance/covariance technique that models option positions using a linear approximation of their value. Additionally, we estimate variances and correlation using historical commodity price changes over the most recent rolling three-month period. Our VaR calculation includes all of our Global Commodities operation derivative assets and liabilities subject to mark-to-market accounting, including contracts for energy commodities and derivatives that result in physical settlement and contracts that require cash settlement. VaR is a statistical risk measurement model subject to limitations similar to those of EVaR.

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

Total Wholesale VaR	Quarter Ended September 30, 2009

(In millions)
99% Confidence Level, One-Day Holding Period
Average	$11.9
High	21.7
95% Confidence Level, One-Day Holding Period
Average	9.1
High	16.5
95% Confidence Level, Ten-Day Holding Period
Average	28.7
High	52.2

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

        As of September 30, 2009 and December 31, 2008, counterparties in the credit portfolio of our Global Commodities operation had the following public credit ratings:

	September 30, 2009	December 31, 2008

Rating
Investment Grade[1]	61%	52%
Non-Investment Grade	4	15
Not Rated	35	33

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $0.9 billion at September 30, 2009 compared to $1.5 billion at December 31, 2008. This decrease was mostly due to a decrease in our portfolio's credit exposure to natural gas customers, international coal customers, and freight companies that do not have public credit ratings as a result of the divestiture of a majority of our international commodities operation.

        Many of our not rated counterparties are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $535 million or 61% of the exposure to not rated counterparties was rated investment grade equivalent at September 30, 2009 and approximately $883.7 million or 60% was rated investment grade equivalent at December 31, 2008.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings:

	September 30, 2009	December 31, 2008

Investment Grade Equivalent	82%	74%
Non-Investment Grade	18	26

        Our total exposure, net of collateral, to counterparties across our entire wholesale portfolio is $2.5 billion as of September 30, 2009. The top ten counterparties account for 39% of our total exposure. As shown in the table below, no single counterparty concentration comprises more than 10% of the total exposure of the portfolio.

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

        Our total exposure of $2.5 billion, net of collateral, includes accrual positions and derivatives. The portion of our wholesale credit risk related to transactions that are recorded in our Consolidated Balance Sheets, net of collateral, totals approximately $0.9 billion and primarily relates to open energy commodity positions from our Global Commodities operation that are accounted for using mark-to-market accounting, derivatives that qualify for designation as hedges, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid.

        The following table highlights the credit quality and exposures related to these activities at September 30, 2009:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(In millions)
Investment grade	$1,082	$304	$778	—	$—
Split rating	3	—	3	—	—
Non-investment grade	95	43	52	—	—
Internally rated—investment grade	77	—	77	—	—
Internally rated—non-investment grade	10	—	10	—	—

Total	$1,267	$347	$920	—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  hedging activities in the Notes to Consolidated Financial Statements beginning on page 29,
  •
  activities of our Global Commodities operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 52,
  •
  evaluation of commodity and credit risk in the Risk Management section of Management's Discussion and Analysis beginning on page 72, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 44.

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

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of Constellation Energy have each evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that Constellation Energy files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

        The principal executive officer and principal financial officer of BGE have each evaluated the effectiveness of the disclosure controls and procedures as of the Evaluation Date. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, BGE's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that BGE files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements beginning on page 26.

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amounts of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)[2]

July 1 – July 31, 2009	6,593	$26.59	—	$750 million
August 1 – August 31, 2009	131	28.78	—	750 million
September 1 – September 30, 2009	815	31.45	—	750 million

Total	7,539	$27.16	—	—

1 Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock and restricted stock units.

2 In October 2007, our Board of Directors approved a common share repurchase program for up to $1 billion of our outstanding common shares over the 24 months following approval. This program expired in October 2009. Pursuant to the terms of our credit facilities, we are prohibited from engaging in a common share repurchase in an aggregate amount in excess of $100 million without the approval of the lenders.

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

        Changes may occur after that date, and neither Constellation Energy nor BGE assumes responsibility to update these forward looking statements.

 Item 6. Exhibits

Exhibit No. 2(a)	*	Amendment No. 1 to the Master Put Option and Membership Interest Purchase Agreement (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated September 16, 2009, File No. 1-12869).
Exhibit No. 2(b)	*	Amendment No. 2 to the Master Put Option and Membership Interest Purchase Agreement (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated September 22, 2009, File No. 1-12869).
Exhibit No. 2(c)	*	Amendment No. 3 to the Master Put Option and Membership Interest Purchase Agreement (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated October 30, 2009, File No. 1-12869).
Exhibit No. 2(d)	*+	Investor Rights Agreement, dated as of December 17, 2008, by and among Constellation Energy Group, Inc. and EDF Development, Inc. (Designated as Exhibit No. 10.3 to the Current Report on Form 8-K dated December 17, 2008, File No. 1-12869).
Exhibit No. 2(e)	*	Stock Purchase Agreement, dated as of December 17, 2008, by and among Constellation Energy Group, Inc., EDF Development, Inc. and Electricite de France International, S.A. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated December 17, 2008, File No. 1-12869).
Exhibit No. 4(a)	*	Form of Junior Subordinated Debenture (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681).
Exhibit No. 4(b)		Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.
Exhibit No. 4(c)		Supplemental Indenture No. 1, dated as of October 1, 2009, to the Indenture and Security Agreement dated as of July 9, 2009, between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee.
Exhibit No. 10(a)	*	Form of CENG Operating Agreement (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated September 22, 2009, File No. 1-12869).
Exhibit No. 10(b)	*	Grantor Trust Agreement dated as of February 27, 2004 between Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Nos. 1-12869 and 1-1910).
Exhibit No. 12(a)		Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)		Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)		Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)		Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)		Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)		Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)		Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)		Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)		Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)		Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 101.INS		XBRL Instance Document
Exhibit No. 101.SCH		XBRL Taxonomy Extension Schema Document
Exhibit No. 101.PRE		XBRL Taxonomy Presentation Linkbase Document
Exhibit No. 101.LAB		XBRL Taxonomy Label Linkbase Document
Exhibit No. 101.CAL		XBRL Taxonomy Calculation Linkbase Document
Exhibit No. 101.DEF		XBRL Taxonomy Definition Linkbase Document

*
Incorporated by reference
+
Exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.

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

CONSTELLATION ENERGY GROUP, INC (Registrant)
Date: November 6, 2009	/s/ JONATHAN W. THAYER, Jonathan W. Thayer, Senior Vice President of Constellation Energy Group, Inc. and as Principal Financial Officer
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: November 6, 2009	/s/ KEVIN W. HADLOCK, Kevin W. Hadlock, Senior Vice President of Baltimore Gas and Electric Company and as Principal Financial Officer