Form 10-Q
period 2010-06-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2010-08-06
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

        Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

        Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 201,961,349 shares outstanding of Constellation Energy Group, Inc. on July 30, 2010.

        Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,559.2	$3,097.3	$5,077.4	$6,209.6
Regulated electric revenues	651.1	655.7	1,402.4	1,462.5
Regulated gas revenues	99.6	111.1	416.7	495.4

Total revenues	3,309.9	3,864.1	6,896.5	8,167.5
Expenses
Fuel and purchased energy expenses	2,267.7	2,631.6	4,629.8	5,904.8
Fuel and purchased energy expenses from affiliate	222.1	—	420.6	—
Operating expenses	413.7	561.2	810.1	1,142.9
Merger termination and strategic alternatives costs	—	4.0	—	46.3
Impairment losses and other costs	—	67.2	—	95.8
Workforce reduction costs	—	0.4	—	11.2
Depreciation, depletion, and amortization	125.3	148.9	256.7	297.5
Accretion of asset retirement obligations	0.4	18.2	0.9	36.1
Taxes other than income taxes	65.6	72.4	132.4	150.3

Total expenses	3,094.8	3,503.9	6,250.5	7,684.9
Equity Investment Losses	(33.5)	—	(54.2)	—
Net Gain (Loss) on Divestitures	0.3	(129.6)	5.2	(464.1)

Income from Operations	181.9	230.6	597.0	18.5
Other Expenses	(8.9)	(15.0)	(31.2)	(71.3)
Fixed Charges
Interest expense	60.4	106.1	181.9	221.2
Interest capitalized and allowance for borrowed funds used during construction	(8.7)	(21.6)	(24.3)	(43.2)

Total fixed charges	51.7	84.5	157.6	178.0

Income (Loss) from Continuing Operations Before Income Taxes	121.3	131.1	408.2	(230.8)
Income Tax Expense (Benefit)	37.5	102.8	133.1	(139.4)

Net Income (Loss)	83.8	28.3	275.1	(91.4)
Less: Net Income Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	11.2	20.2	11.0	24.0

Net Income (Loss) Attributable to Common Stock	$72.6	$8.1	$264.1	$(115.4)

Average Shares of Common Stock Outstanding—Basic	200.8	199.2	200.6	198.9
Average Shares of Common Stock Outstanding—Diluted	202.6	200.0	202.2	198.9

Earnings (Loss) Per Common Share—Basic	$0.36	$0.04	$1.32	$(0.58)

Earnings (Loss) Per Common Share—Diluted	$0.36	$0.04	$1.31	$(0.58)

Dividends Declared Per Common Share	$0.24	$0.24	$0.48	$0.48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Net Income (Loss)	$83.8	$28.3	$275.1	$(91.4)
Other comprehensive income (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net income (loss), net of taxes	179.4	410.5	287.9	867.7
Net unrealized gain (loss) on hedging instruments, net of taxes	70.9	(57.3)	(162.0)	(396.5)
Available-for-sale securities:
Reclassification of net (gain) loss on sales of securities from OCI to net (loss) income, net of taxes	—	(0.2)	(0.1)	29.5
Net unrealized gain on securities, net of taxes	—	45.6	0.2	18.9
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	4.9	14.2	10.8	22.1
Net unrealized (loss) gain on foreign currency, net of taxes	(10.7)	2.5	(9.0)	4.5
Other comprehensive (loss) income—equity investment in CENG, net of taxes	(22.1)	—	(12.2)	—
Other comprehensive (loss) income—other equity method investees, net of taxes	(0.3)	(2.4)	(0.5)	3.3

Comprehensive income	305.9	441.2	390.2	458.1
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	11.2	20.2	11.0	24.0

Comprehensive Income Attributable to Common Stock	$294.7	$421.0	$379.2	$434.1

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2010*	December 31, 2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,603.2	$3,440.0
Accounts receivable (net of allowance for uncollectibles of $71.4 and $80.4, respectively)	1,933.1	1,778.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $87.5 and $80.2, respectively)	239.2	359.4
Fuel stocks	356.6	314.9
Materials and supplies	101.7	93.3
Derivative assets	558.2	639.1
Unamortized energy contract assets (includes $382.0 and $371.3, respectively, related to CENG)	447.7	436.5
Restricted cash	2.0	2.7
Restricted cash—consolidated variable interest entities	73.9	24.3
Deferred income taxes	88.0	127.9
Other	166.1	244.4

Total current assets	5,569.7	7,460.7

Investments and Other Noncurrent Assets
Investment in CENG	5,164.8	5,222.9
Other investments	399.7	424.3
Regulatory assets (net)	386.7	414.4
Goodwill	25.5	25.5
Derivative assets	550.2	633.9
Unamortized energy contract assets (includes $210.4 and $400.9, respectively, related to CENG)	372.1	604.7
Other	254.4	304.2

Total investments and other noncurrent assets	7,153.4	7,629.9

Property, Plant and Equipment
Property, plant and equipment	13,193.7	12,534.5
Accumulated depreciation	(4,207.4)	(4,080.7)

Net property, plant and equipment	8,986.3	8,453.8

Total Assets	$21,709.4	$23,544.4

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2010*	December 31, 2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$29.0	$46.0
Current portion of long-term debt	—	0.4
Current portion of long-term debt—consolidated variable interest entities	58.1	56.5
Accounts payable	987.6	916.3
Accounts payable—consolidated variable interest entities	152.7	234.2
Derivative liabilities	621.6	632.6
Unamortized energy contract liabilities	249.9	390.1
Accrued taxes	55.3	877.3
Accrued expenses	275.2	409.8
Other	388.8	477.5

Total current liabilities	2,818.2	4,040.7

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,185.1	3,205.5
Asset retirement obligations	30.4	29.3
Derivative liabilities	633.0	674.1
Unamortized energy contract liabilities	472.5	653.7
Defined benefit obligations	734.9	743.9
Deferred investment tax credits	29.8	32.0
Other	345.8	388.8

Total deferred credits and other noncurrent liabilities	5,431.5	5,727.3

Long-term Debt, Net of Current Portion	3,765.4	4,359.6
Long-term Debt, Net of Current Portion—consolidated variable interest entities	424.7	454.4
Equity
Common shareholders' equity:
Common stock	3,284.8	3,229.6
Retained earnings	6,614.5	6,461.0
Accumulated other comprehensive loss	(878.4)	(993.5)

Total common shareholders' equity	9,020.9	8,697.1
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	58.7	75.3

Total equity	9,269.6	8,962.4

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$21,709.4	$23,544.4

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Six Months Ended June 30,	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$275.1	$(91.4)
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	256.7	297.5
Amortization of nuclear fuel	—	67.0
Amortization of energy contracts and derivatives designated as hedges	70.6	(86.7)
All other amortization	14.6	74.9
Accretion of asset retirement obligations	0.9	36.1
Deferred income taxes	(47.9)	(121.6)
Investment tax credit adjustments	(2.2)	(3.0)
Deferred fuel costs	39.0	32.4
Defined benefit obligation expense	33.7	64.7
Defined benefit obligation payments	(39.0)	(328.6)
Workforce reduction costs	—	11.2
Impairment losses and other costs	—	95.8
Impairment losses on nuclear decommissioning trust assets	—	62.4
Merger termination and strategic alternatives costs	—	37.2
(Gain) loss on divestitures	(5.2)	464.1
Equity in earnings of affiliates less than dividends received	69.7	18.5
Derivative contracts classified as financing activities	79.8	785.3
Changes in:
Accounts receivable, excluding margin	21.1	599.2
Derivative assets and liabilities, excluding collateral	227.3	185.2
Net collateral and margin	(73.4)	1,094.9
Materials, supplies, and fuel stocks	(44.2)	323.4
Other current assets	49.8	237.0
Accounts payable	(29.9)	(786.1)
Accrued taxes and other current liabilities	(1,063.9)	(156.0)
Other	(39.2)	51.0

Net cash (used in) provided by operating activities	(206.6)	2,964.4

Cash Flows From Investing Activities
Investments in property, plant and equipment	(425.0)	(809.1)
Asset and business acquisitions, net of cash acquired	(372.9)	—
Investments in nuclear decommissioning trust fund securities	—	(233.4)
Proceeds from nuclear decommissioning trust fund securities	—	214.7
Proceeds from sales of investments and other assets	21.2	80.9
Proceeds from investment tax credits and grants related to renewable energy investments	21.5	—
Contract and portfolio acquisitions	(29.0)	(2,153.7)
(Increase) decrease in restricted funds	(30.0)	1,004.4
Other	(0.7)	(1.8)

Net cash used in investing activities	(814.9)	(1,898.0)

Cash Flows From Financing Activities
Net repayment of short-term borrowings	(17.0)	(515.8)
Proceeds from issuance of common stock	8.8	13.6
Proceeds from issuance of long-term debt	—	109.0
Repayment of long-term debt	(629.0)	(1,180.3)
Debt issuance costs	(0.7)	(62.8)
Common stock dividends paid	(92.6)	(133.7)
BGE preference stock dividends paid	(6.6)	(6.6)
Proceeds from contract and portfolio acquisitions	2.3	2,243.1
Derivative contracts classified as financing activities	(79.8)	(785.3)
Other	(0.7)	11.8

Net cash used in financing activities	(815.3)	(307.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,836.8)	759.4
Cash and Cash Equivalents at Beginning of Period	3,440.0	202.2

Cash and Cash Equivalents at End of Period	$1,603.2	$961.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues
Electric revenues	$651.1	$655.7	$1,402.4	$1,462.5
Gas revenues	100.4	111.7	418.4	498.6

Total revenues	751.5	767.4	1,820.8	1,961.1
Expenses
Operating expenses
Electricity purchased for resale	286.8	260.0	636.4	580.9
Electricity purchased for resale from affiliate	114.6	142.5	238.6	346.8
Gas purchased for resale	42.1	51.6	236.6	309.7
Operations and maintenance	118.6	121.3	239.1	226.4
Operations and maintenance from affiliate	27.9	27.6	56.4	49.5
Depreciation and amortization	60.6	65.7	128.3	132.6
Taxes other than income taxes	45.0	44.4	92.6	92.2

Total expenses	695.6	713.1	1,628.0	1,738.1

Income from Operations	55.9	54.3	192.8	223.0
Other Income	5.5	7.2	12.0	14.7
Fixed Charges
Interest expense	33.9	36.0	68.3	72.7
Allowance for borrowed funds used during construction	(1.5)	(1.1)	(2.8)	(2.1)

Total fixed charges	32.4	34.9	65.5	70.6

Income Before Income Taxes	29.0	26.6	139.3	167.1
Income Taxes	12.0	10.6	57.9	66.1

Net Income	17.0	16.0	81.4	101.0
Preference Stock Dividends	3.3	3.3	6.6	6.6

Net Income Attributable to Common Stock	$13.7	$12.7	$74.8	$94.4

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2010*	December 31, 2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$260.2	$13.6
Accounts receivable (net of allowance for uncollectibles of $33.3 and $46.2, respectively)	319.3	311.7
Accounts receivable, unbilled (net of allowance for uncollectibles of $1.0 and $1.0, respectively)	227.3	252.7
Investment in cash pool, affiliated company	—	314.7
Accounts receivable, affiliated companies	2.5	15.4
Fuel stocks	51.1	73.8
Materials and supplies	31.7	31.9
Prepaid taxes other than income taxes	0.2	49.5
Regulatory assets (net)	55.2	72.5
Restricted cash—consolidated variable interest entity	23.5	24.3
Deferred income taxes	—	11.2
Other	10.1	11.3

Total current assets	981.1	1,182.6

Investments and Other Assets
Regulatory assets (net)	386.7	414.4
Receivable, affiliated company	322.5	326.2
Other	58.1	98.2

Total investments and other assets	767.3	838.8

Utility Plant
Plant in service
Electric	4,882.2	4,772.4
Gas	1,278.3	1,260.6
Common	499.2	499.0

Total plant in service	6,659.7	6,532.0
Accumulated depreciation	(2,382.4)	(2,318.2)

Net plant in service	4,277.3	4,213.8
Construction work in progress	249.0	215.5
Plant held for future use	6.6	2.4

Net utility plant	4,532.9	4,431.7

Total Assets	$6,281.3	$6,453.1

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2010*	December 31, 2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$46.0
Current portion of long-term debt—consolidated variable interest entity	58.1	56.5
Accounts payable	157.6	166.0
Accounts payable, affiliated companies	73.8	98.3
Customer deposits	78.5	76.0
Deferred income taxes	29.4	—
Accrued taxes	37.0	80.2
Residential customer rate credit	—	112.4
Accrued expenses and other	87.8	96.1

Total current liabilities	522.2	731.5

Deferred Credits and Other Liabilities
Deferred income taxes	1,107.2	1,087.6
Payable, affiliated company	243.3	243.4
Deferred investment tax credits	9.0	9.5
Liability for uncertain tax positions	67.7	73.3
Other	16.5	20.0

Total deferred credits and other liabilities	1,443.7	1,433.8

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	482.8	510.9
Other long-term debt	1,431.5	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(2.1)	(2.2)
Current portion of long-term debt—consolidated variable interest entity	(58.1)	(56.5)

Total long-term debt	2,111.8	2,141.4

Equity
Common shareholder's equity	2,013.6	1,938.8
Preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interest	—	17.6

Total equity	2,203.6	2,146.4

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$6,281.3	$6,453.1

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Six Months Ended June 30,	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net income	$81.4	$101.0
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	128.3	132.6
Other amortization	1.6	3.7
Deferred income taxes	55.2	46.7
Investment tax credit adjustments	(0.5)	(0.5)
Deferred fuel costs	39.0	32.4
Defined benefit plan expenses	17.4	17.5
Allowance for equity funds used during construction	(5.2)	(4.2)
Changes in:
Accounts receivable	16.0	82.8
Accounts receivable, affiliated companies	12.9	2.2
Materials, supplies, and fuel stocks	22.9	87.8
Other current assets	49.9	57.9
Accounts payable	(7.8)	(111.6)
Accounts payable, affiliated companies	(24.5)	(38.3)
Other current liabilities	(119.8)	10.6
Long-term receivables and payables, affiliated companies	(13.9)	(171.8)
Other	(71.7)	(3.1)

Net cash provided by operating activities	181.2	245.7

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(190.3)	(166.7)
Change in cash pool at parent	314.7	(5.2)
Proceeds from sales of investments and other assets	20.9	—
Decrease in restricted funds	0.8	0.7

Net cash provided by (used in) investing activities	146.1	(171.2)

Cash Flows From Financing Activities
Repayment of long-term debt	(28.1)	(51.6)
Net repayment of short-term borrowings	(46.0)	(30.1)
Debt issuance costs	—	(0.3)
Contribution from noncontrolling interest	—	8.0
Preference stock dividends paid	(6.6)	(6.6)

Net cash used in financing activities	(80.7)	(80.6)

Net Increase (Decrease) in Cash and Cash Equivalents	246.6	(6.1)
Cash and Cash Equivalents at Beginning of Period	13.6	10.7

Cash and Cash Equivalents at End of Period	$260.2	$4.6

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
  •
  "Accounts payable—consolidated variable interest entities," and
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
  •
  We have separately presented "Accounts Payable" that was previously reported within "Accounts Payable and Accrued Liabilities" on our Consolidated Balance Sheets.

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

        The BondCo assets are restricted and can only be used to settle the obligations of BondCo. Further, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During the quarter and six months ended June 30, 2010, BGE remitted $18.2 million and $42.0 million, respectively, to BondCo.

        BGE did not provide any additional financial support to BondCo during the quarter and six months ended June 30, 2010. Further, BGE does not have any contractual commitments or obligations to provide additional financial support to BondCo unless additional rate stabilization bonds are issued. The BondCo creditors do not have any recourse to the general credit of BGE in the event the rate stabilization charges are not sufficient to cover the bond principal and interest payments of BondCo.

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
  •
  As of June 30, 2010, we provided a $100 million parental guarantee and a $37 million letter of credit to the third party gas supplier in support of the retail gas entity group.

        Other than credit support provided by the parental guarantee and the letter of credit, we do not have any contractual or other obligations to provide additional financial support to the retail gas entity group. The retail gas entity group creditors do not have any recourse to our general credit. Finally, we did not provide any financial support to the retail gas entity group during the quarter and six months ended June 30, 2010, other than the parental guarantee and the letter of credit.

        We also consolidate a retail power supply VIE for which we became the primary beneficiary in 2008 as a result of a modification to its contractual arrangements that changed the allocation of the economic risks and rewards of the VIE among the variable interest holders. The consolidation of this VIE did not have a material impact on our financial results or financial condition.

        The carrying amounts and classification of the above three consolidated VIEs' assets and liabilities included in our consolidated financial statements at June 30, 2010 are as follows:

(In millions)

Current assets	$475.8
Noncurrent assets	74.1

Total Assets	$549.9

Current liabilities	$299.5
Noncurrent liabilities	434.1

Total Liabilities	$733.6

        All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

Unconsolidated Variable Interest Entities

As of June 30, 2010, we had significant interests in six VIEs for which we were not the primary beneficiary. Other than the obligations listed in the table below, we have not provided any material financial or other support to these entities during the quarter and six months ended June 30, 2010 and we do not intend to provide any additional financial or other support to these entities in the future.

        The nature of these entities and our involvement with them are described in the following table:

VIE Category	Nature of Entity Financing	Nature of Constellation Energy Involvement	Obligations or Requirement to Provide Financial Support	Date of Involvement

Power contract monetization entities (2 entities)	Combination of debt and equity financing	Power sale agreements, loans, and guarantees	$30.5 million in letters of credit	March 2005
Power projects and fuel supply entities (4 entities)	Combination of debt and equity financing	Equity investments and guarantees	$5.0 million debt guarantee and working capital funding	Prior to 2003

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

        The following is summary information available as of June 30, 2010 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$498.5	$315.6	$814.1
Total liabilities	388.2	111.0	499.2
Our ownership interest	—	53.2	53.2
Other ownership interests	110.3	151.4	261.7
Our maximum exposure to loss	30.5	59.4	89.9
Carrying amount and location of variable interest on balance sheet:
-Other investments	—	54.4	54.4

        Our maximum exposure to loss is the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all obligations associated with these entities. Our maximum exposure to loss as of June 30, 2010 consists of the following:

  •
  the carrying amount of our investment totaling $54.4 million, and
  •
  debt and payment guarantees totaling $35.5 million.

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

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Non-dilutive stock options	4.4	5.0	4.4	5.3
Dilutive common stock equivalent shares	1.8	0.8	1.6	0.5

As a result of the Company incurring a loss for the six months ended June 30, 2009, dilutive common stock equivalent shares were not included in calculating diluted EPS for that reporting period.

Acquisitions

Criterion Wind Project

In April 2010, we completed the acquisition of the Criterion wind project in Garrett County, Maryland. This 70 MW wind energy project will be developed, constructed, and owned by our Generation business and is expected to have a completed cost of approximately $140 million. We expect to place this facility in commercial operation during the first quarter of 2011.

Texas Combined Cycle Generation Facilities

In May 2010, we acquired the 550 MW Colorado Bend Energy Center and the 550 MW Quail Run Energy Center natural gas combined cycle generation facilities in Texas. We include these facilities as part of our Generation business and have included their results of operations in our consolidated financial statements since the date of acquisition.

        We acquired 100% ownership of these facilities for $372.9 million, all of which was paid in cash at closing.

        We recorded the major classes of assets acquired and liabilities assumed as follows:

At May 17, 2010
Current assets	$8.6
Property, plant and equipment	367.4

Total assets acquired	376.0

Current liabilities	(3.1)

Net assets acquired	$372.9

        The preliminary net assets acquired are based on estimates and the purchase price is subject to adjustment, which could impact the amounts recognized for net assets acquired.

        The pro-forma impact of this acquisition would not have been material to our results of operations for the quarter and six months ended June 30, 2010 and 2009.

Divestiture

BGE

In January 2010, BGE completed the sale of its interest in a nonregulated subsidiary that owns a district chilled water facility to a third party. BGE received net cash proceeds of $20.9 million. No gain or loss was recorded on this transaction in 2010. BGE has no further involvement in the activities of this entity.

Mammoth Lakes Geothermal Generating Facility

In August 2010, we completed the sale of our 50% equity interest in the Mammoth Lakes geothermal generating facility in California. We received net cash proceeds of approximately $72 million. In the third quarter of 2010, our Generation business will record an approximately $38 million pre-tax gain on this transaction. We will have no further involvement in the activities of this generating facility.

Investment in Constellation Energy Nuclear Group, LLC (CENG)

On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG, our nuclear generation and operation business, to EDF Group and affiliates (EDF). As a result of this transaction, we retained a 50.01% economic interest in CENG, but we and EDF have equal voting rights over the activities of CENG. Accordingly, we deconsolidated CENG and began to record our investment in CENG under the equity method of accounting. For the quarter and six months ended June 30, 2010, our equity investment losses were as follows:

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010

	(In millions)
CENG	$40.2	$63.6
Amortization of basis difference in CENG	(61.5)	(104.2)

Total equity investment losses—CENG[1]	$(21.3)	$(40.6)

1 For the quarter and six months ended June 30, 2010, total equity investment losses in CENG includes $0.5 million and $1.6 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF.

        The basis difference is the difference between the fair value of our investment in CENG at closing and our share of the underlying equity in CENG, because the underlying assets of CENG were retained at their carrying value. See Note 2 to our 2009 Annual Report on Form 10-K for a more detailed discussion.

        Summarized income statement information for CENG for the quarter and six months ended June 30, 2010 is as follows:

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010

	(In millions)
Revenues	$376.1	$737.0
Fuel and purchased energy expenses	53.4	111.8
Income from operations	73.2	110.8
Net income	81.3	130.4

Information by Operating Segment

In connection with the strategic initiatives that were undertaken in 2008 and 2009, we re-aligned our reporting structure, beginning January 1, 2010, to reflect our current view of managing the business. As a result, as of January 1, 2010, we changed our reportable segments and have recast prior period information to conform with the current presentation.

        Our reportable operating segments are Generation, NewEnergy (referred to as Customer Supply in our 2009 Annual Report on Form 10-K), Regulated Electric, and Regulated Gas:

  •
  Our Generation business includes:
  —
  a power generation and development operation that owns, operates and maintains fossil and renewable generating facilities, a fuel processing facility, qualifying facilities, and power projects in the United States and Canada,
  —
  an operation that manages certain contractually owned physical assets, including generating facilities,
  —
  an interest in a nuclear generation joint venture (CENG) that owns, operates, and maintains five nuclear generating units, and
  —
  an interest in a joint venture (UniStar Nuclear Energy, LLC (UNE)) to develop, own, and operate new nuclear projects in the United States.
  •
  Our NewEnergy business includes:
  —
  full requirements load-serving sales of energy and capacity to utilities, cooperatives, and commercial, industrial, and governmental customers,
  —
  sales of retail energy products and services to residential, commercial, industrial, and governmental customers,
  —
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs) and trading in energy and energy-related commodities to facilitate portfolio management,
  —
  risk management services for our Generation business,
  —
  design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities for commercial, industrial, and governmental customers throughout North America, including energy performance contracting and energy efficiency engineering services,
  —
  upstream (exploration and production) natural gas activities, and
  —
  sales of home improvements, servicing of electric and gas appliances, and heating, air conditioning, plumbing, electrical, and indoor air quality systems, and providing electricity and natural gas to residential customers in central Maryland.
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

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
Quarter ended June 30,
2010
Unaffiliated revenues	$283.0	$2,276.1	$651.1	$99.6	$0.1	$—	$3,309.9
Intersegment revenues	267.3	114.7	—	0.8	—	(382.8)	—

Total revenues	550.3	2,390.8	651.1	100.4	0.1	(382.8)	3,309.9
Net income (loss)	15.3	50.8	20.9	(3.9)	0.7	—	83.8
Net income (loss) attributable to common stock	15.3	42.9	18.4	(4.7)	0.7	—	72.6
2009
Unaffiliated revenues	$168.3	$2,926.0	$655.7	$111.1	$3.0	$—	$3,864.1
Intersegment revenues	514.2	52.1	—	0.6	—	(566.9)	—

Total revenues	682.5	2,978.1	655.7	111.7	3.0	(566.9)	3,864.1
Net income (loss)	62.1	(46.1)	22.1	(6.2)	(3.6)	—	28.3
Net income (loss) attributable to common stock	62.1	(62.9)	19.5	(6.9)	(3.7)	—	8.1
Six months ended June 30,
2010
Unaffiliated revenues	$574.2	$4,503.1	$1,402.4	$416.7	$0.1	$—	$6,896.5
Intersegment revenues	556.0	238.6	—	1.7	—	(796.3)	—

Total revenues	1,130.2	4,741.7	1,402.4	418.4	0.1	(796.3)	6,896.5
Net income (loss)	42.4	154.9	48.1	33.3	(3.6)	—	275.1
Net income (loss) attributable to common stock	42.4	150.5	43.0	31.8	(3.6)	—	264.1
2009
Unaffiliated revenues	$350.1	$5,854.0	$1,462.5	$495.4	$5.5	$—	$8,167.5
Intersegment revenues	1,117.9	138.9	—	3.2	—	(1,260.0)	—

Total revenues	1,468.0	5,992.9	1,462.5	498.6	5.5	(1,260.0)	8,167.5
Net income (loss)	103.6	(292.4)	67.5	33.4	(3.5)	—	(91.4)
Net income (loss) attributable to common stock	103.6	(309.7)	62.4	31.9	(3.6)	—	(115.4)

Certain prior-period amounts have been restated to conform with the current period's reportable segment presentation.

Our Generation business operating results for the quarter and six months ended June 30, 2010 include the following after-tax charges:

  •
  deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of zero and $0.8 million, respectively, as a result of healthcare reform legislation enacted in March 2010,
  •
  amortization of basis difference in investment in CENG of $37.0 million and $62.7 million, respectively,
  •
  impact of power purchase agreement with CENG of $29.1 million and $54.8 million, respectively, (amount represents the amortization of our "unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "unamortized energy contract liability"),
  •
  loss on early retirement of 2012 Notes of zero and $30.9 million, respectively, and
  •
  amortization of credit facility amendment fees in connection with the EDF transaction of $1.9 million and $3.8 million, respectively.

Our NewEnergy business operating results for the quarter and six months ended June 30, 2010 include the following after-tax charges:

  •
  deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of zero and $0.1 million, respectively, as a result of healthcare reform legislation enacted in March 2010, and
  •
  amortization of credit facility amendment fees in connection with the EDF transaction of $1.0 million and $2.0 million, respectively.

Our Regulated Electric business operating results for the six months ended June 30, 2010 include an after-tax charge for the deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of $3.1 million as a result of healthcare reform legislation enacted in March 2010.

Our Holding Company and Other businesses operating results for the six months ended June 30, 2010 include an after-tax charge for the deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of $4.8 million as a result of healthcare reform legislation enacted in March 2010.

Total assets declined approximately $1.8 billion during 2010 due primarily to a decrease in cash and cash equivalents as a result of income taxes paid on the transaction with EDF and the retirement of debt.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Components of net periodic pension benefit cost
Service cost	$9.1	$14.4	$18.6	$29.6
Interest cost	19.7	31.1	41.4	58.3
Expected return on plan assets	(23.2)	(38.9)	(49.9)	(68.5)
Recognized net actuarial loss	8.7	11.1	16.8	21.7
Amortization of prior service cost	0.9	2.5	1.9	5.8
Amount capitalized as construction cost	(2.9)	(2.8)	(4.8)	(5.4)

Net periodic pension benefit cost[1]	$12.3	$17.4	$24.0	$41.5

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $8.5 million for the quarter ended June 30, 2010 and $7.2 million for the quarter ended June 30, 2009. BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $14.8 million for the six months ended June 30, 2010 and $14.4 million for the six months ended June 30, 2009. Net periodic pension benefit costs exclude settlement charges of $1.5 million in the quarter and six months ended June 30, 2010 and $7.7 million in the quarter and six months ended June 30, 2009.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$0.6	$2.0	$1.3	$3.6
Interest cost	5.0	6.3	9.7	12.1
Amortization of transition obligation	0.6	0.6	1.1	1.1
Recognized net actuarial (gain) loss	(0.1)	0.4	0.2	1.1
Amortization of prior service cost	(0.7)	(1.0)	(1.4)	(1.8)
Amount capitalized as construction cost	(1.6)	(1.8)	(2.9)	(3.3)

Net periodic postretirement benefit cost[1]	$3.8	$6.5	$8.0	$12.8

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $4.6 million for the quarter ended June 30, 2010 and $5.2 million for the quarter ended June 30, 2009. BGE's portion of our net periodic postretirement benefit costs, excluding amounts capitalized, was $9.4 million for the six months ended June 30, 2010 and $9.8 million for the six months ended June 30, 2009.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $9.8 million in pension benefit payments for our non-qualified pension plans and approximately $28.0 million for retiree health and life insurance costs in 2010. We contributed $12.2 million to our qualified pension plans in April 2010 and an additional $12.2 million in July 2010.

Healthcare Reform Legislation

During March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. These laws eliminate the tax exempt status of drug subsidies provided to companies under Medicare Part D after December 31, 2012. As a result of this new legislation, we recorded a noncash charge to reflect additional deferred income tax expense of $8.8 million in the six months ended June 30, 2010.

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

        Constellation Energy had bank lines of credit under committed credit facilities totaling $4.0 billion at June 30, 2010 for short-term financial needs as follows:

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

        At June 30, 2010, we had approximately $1.3 billion in letters of credit issued including $0.3 billion in letters of credit issued under the commodity-linked credit facility discussed below and no commercial paper outstanding or direct borrowings under these facilities.

        The commodity-linked credit facility allows for the issuance of letters of credit up to a maximum capacity of $0.5 billion. This commodity-linked facility is designed to help manage our contingent collateral requirements associated with the hedging of our NewEnergy business because its capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically.

        At June 30, 2010, Constellation Energy had approximately $29 million of short-term notes outstanding with a weighted average effective interest rate of 6.4%.

BGE

BGE has a $600.0 million revolving credit facility expiring in 2011. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At June 30, 2010, BGE had no commercial paper or direct borrowings outstanding. There were immaterial letters of credit outstanding at June 30, 2010.

Debt

Constellation Energy

As part of our voluntary commitment to reduce our debt by $1 billion with funds received from the EDF transaction, we retired the following debt during the six months ended June 30, 2010, completing this commitment.

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

Net Available Liquidity

The following table provides a summary of our, and BGE's, net available liquidity at June 30, 2010.

At June 30, 2010	Constellation Energy	BGE

	(In billions)
Credit facilities[1]	$3.5	$0.6
Less: Letters of credit issued[1]	(1.0)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.5	0.6
Less: Commercial paper outstanding	—	—

Net available facilities	2.5	0.6
Add: Cash and cash equivalents	1.3	0.3

Cash and facility liquidity	3.8	0.9
Add: EDF put arrangement	1.4	—

Net available liquidity	$5.2	$0.9

1 Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.3 billion in letters of credit issued against it.

Other Sources of Liquidity

We have an asset put arrangement with EDF that provides us with an option at any time through December 31, 2010 to sell certain non-nuclear generation assets, at pre-agreed prices, to EDF for aggregate proceeds of no more than $2 billion pre-tax, or approximately $1.4 billion after-tax. The amount of after-tax proceeds will be impacted by the assets actually sold and the related tax impacts at that time.

        Exercise of the put arrangement is conditioned upon the receipt of regulatory approvals and third party consents, the absence of any material liens on such assets, and the absence of a material adverse effect, as defined in the Investment Agreement. During the quarter ended June 30, 2010, we received the final expected regulatory approval for one of the assets, which increased the net after-tax liquidity available through the put arrangement to approximately $1.4 billion.

Credit Facility Compliance and Covenants

Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2010, the debt to capitalization ratio as defined in the credit agreements was 29%.

        Under our $2.32 billion credit facility, we granted a lien on certain of our generating facilities and pledged our ownership interests in our nuclear business to the lenders upon the completion of the transaction with EDF.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2010, the debt to capitalization ratio for BGE as defined in this credit agreement was 43%.

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

Income Taxes

We compute the income tax expense (benefit) for each quarter based on the estimated annual effective tax rate for the year. The effective tax rate was 30.9% and 32.6% for the quarter and six months ended June 30, 2010, respectively, compared to 78.3% and 60.4% for the same periods of 2009. The lower effective tax rate for the quarter ended June 30, 2010 reflects the impact of favorable adjustments (primarily related to reductions of uncertain tax positions and higher deductions for qualified production activities). The lower effective tax rate for the six months ended June 30, 2010 reflects the absence in 2010 of the impact of unfavorable nondeductible adjustments in 2009 (primarily related to nondeductible dividends on Series B preferred stock and the write-off of unamortized debt discount on senior notes) in relation to the lower estimated 2009 taxable income (primarily attributable to losses on the divestiture of a majority of our international commodities and our Houston-based gas trading operations).

        The BGE effective tax rate was 41.4% and 41.6% for the quarter and six months ended June 30, 2010, respectively, compared to 39.8% and 39.6% for the same periods of 2009. The higher effective tax rate for 2010 is primarily due to the impact of the healthcare reform legislation enacted in the first quarter of 2010, which eliminates the tax exempt status of prescription drug subsidies received under Medicare Part D.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2010 and our total unrecognized tax benefits at June 30, 2010:

At June 30, 2010

(In millions)
Total unrecognized tax benefits, January 1, 2010	$312.5
Increases in tax positions related to the current year	6.7
Increases in tax positions related to prior years	11.1
Reductions in tax positions related to prior years	(42.3)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.6)

Total unrecognized tax benefits, June 30, 2010[1]	$287.4

1 BGE's portion of our total unrecognized tax benefits at June 30, 2010 was $100.1 million.

        Increases in tax positions related to the current year and prior years are primarily due to unrecognized tax benefits for repair and depreciation deductions measured at amounts consistent with prior IRS examination results and state income tax accruals.

        Reductions in tax positions related to prior years are primarily due to the resolution of the tax treatment of distributions received from our shipping joint venture, merger termination fees, the timing of losses from international coal hedges, and offsetting tax depreciation associated with potential disallowance of repair deductions.

        Total unrecognized tax benefits as of June 30, 2010 of $287.4 million include outstanding claims of approximately

$62.5 million, including $51.6 million in state tax credits, for which no tax benefit was recorded on our Consolidated Balance Sheet because refunds were not received and the claims do not meet the "more-likely-than-not" threshold.

        If the total amount of unrecognized tax benefits of $287.4 million were ultimately realized, our income tax expense would decrease by approximately $170 million. However, the $170 million includes state tax refund claims of $51.6 million that have been disallowed by tax authorities and are subject to appeals.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax expense (benefit) relating to liabilities for unrecognized tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Interest and penalties recorded as tax expense (benefit)	$(10.7)	$1.5	$(7.3)	$0.7

BGE's portion of interest and penalties was immaterial for both periods presented.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $15.8 million, of which BGE's portion was $2.3 million, at June 30, 2010, and $23.1 million, of which BGE's portion was $1.6 million, at December 31, 2009.

Taxes Other Than Income Taxes

Taxes other than income taxes primarily include property and gross receipts taxes along with franchise taxes and other non-income taxes, surcharges, and fees.

        BGE and our NewEnergy business collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges, and fees that are levied by state or local governments on the sale or distribution of gas and electricity. Some of these taxes are imposed on the customer and others are imposed on BGE and our NewEnergy business. Where these taxes, such as sales taxes, are imposed on the customer, we account for these taxes on a net basis with no impact to our Consolidated Statements of Income (Loss). However, where these taxes, such as gross receipts taxes or other surcharges or fees, are imposed on BGE or our NewEnergy business, we account for these taxes on a gross basis. Accordingly, we recognize revenues for these taxes collected from customers along with an offsetting tax expense, which are both included in our, and BGE's, Consolidated Statements of Income (Loss). The taxes, surcharges, or fees that are included in revenues were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Constellation Energy (including BGE)	$30.5	$23.8	$61.5	$54.5
BGE	19.3	18.5	41.2	40.1

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At June 30, 2010	Stated Limit

(In billions)
Constellation Energy guarantees	$9.4
BGE guarantees	0.3

Total guarantees	$9.7

        At June 30, 2010, Constellation Energy had a total of $9.7 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed a face amount of $9.4 billion as follows:
  •
  $8.6 billion on behalf of our Generation and NewEnergy businesses to allow them the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $2 billion at June 30, 2010, which represents the total amount the parent company could be required to fund based on June 30, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
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

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. These contracts expire between 2010 and 2012 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From July 1, 2010 to May 2011	100%
From June 2011 to September 2011	75
From October 2011 to May 2012	50
From June 2012 to September 2012	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort agreement reached with the Maryland Public Service Commission (PSC).

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

        At June 30, 2010, the total amount of commitments was $6.3 billion. These commitments are primarily related to our Generation and NewEnergy businesses.

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

        The lawsuits claim that the merger consideration was inadequate and did not maximize value for shareholders, that the sales process leading up to the merger was flawed, and that unreasonable deal protection devices were agreed to in order to ward off competing bids. The federal lawsuits also assert that the conversion of preferred stock issued to MidAmerican into debt is not permitted under Maryland law.

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

        Approximately 488 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results.

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

Environmental Matters

Solid and Hazardous Waste

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is indemnified by a wholly owned subsidiary of Constellation Energy for most of the costs related to this settlement and clean-up of the site. The clean-up costs will not be known until the investigation is closer to completion, which is expected by late 2010. The completed investigation will provide a range of remediation alternatives to the EPA, and the EPA is expected to select one of the alternatives by the end of the third quarter of 2011. In addition, the allocation of the costs among the potentially responsible parties is not yet known. The clean-up costs we incur could have a material effect on our financial results.

Air Quality

In May 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment to resolve alleged violations of air quality opacity standards at three fossil fuel plants in Maryland. The consent decree requires the subsidiary to pay a $100,000 penalty, provide $100,000 to a supplemental environmental project, and install technology to control emissions from those plants. Our obligations under this consent decree were completed in May 2010.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $10.6 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $5.9 million of these costs as of June 30, 2010, resulting in a remaining liability at June 30, 2010 of $4.7 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

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

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2010 through 2016. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $744.6 million at June 30, 2010 and $951.3 million at December 31, 2009.

        We expect to reclassify $576.7 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at June 30, 2010. However, the actual amount reclassified into earnings could vary from the amounts recorded at June 30, 2010, due to future changes in market prices.

        When we determine that a forecasted transaction originally hedged has become probable of not occurring, we reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Pre-tax gains (losses)	$1.1	$(74.6)	$(0.3)	$(241.0)

Interest Rate Swaps Designated as Cash Flow Hedges

We use interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances and to manage our exposure to fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges, net of associated deferred income tax effects, is recorded in "Accumulated other comprehensive loss" in our Consolidated Statements of Comprehensive Income. We reclassify gains and losses on the hedges from "Accumulated other comprehensive loss" into "Interest expense" in our Consolidated Statements of Income (Loss) during the periods in which the interest payments being hedged occur.

        Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $7.3 million at June 30, 2010 and $11.3 million at December 31, 2009. We expect to reclassify $0.6 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

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

        We have interest rate swaps qualifying as fair value hedges relating to $400 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $44.0 million at June 30, 2010 and $35.8 million at December 31, 2009 and was recorded as an increase in our "Derivative assets" and an increase in our "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps.

Hedge Ineffectiveness

For all categories of derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Cash-flow hedges	$(37.6)	$23.5	$(24.3)	$52.6
Fair value hedges	—	—	—	23.9

Total	$(37.6)	$23.5	$(24.3)	$76.5

        We did not have any fair value hedges for which we have excluded a portion of the change in fair value from our effectiveness assessment.

Mark-to-Market

We generally apply mark-to-market accounting for risk management and trading activities for which changes in fair value more closely reflect the economic performance of the underlying business activity. However, we also use mark-to-market accounting for derivatives related to the following physical energy delivery activities:

  •
  our competitive retail gas customer supply activities, which are managed using economic hedges that we have not designated as cash-flow hedges in order to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible, and
  •
  economic hedges of activities that require accrual accounting for which the related hedge requires mark-to-market accounting.

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

        The gross asset and liability values in the tables below are segregated between those derivatives designated in qualifying hedge accounting relationships and those not designated in hedge accounting relationships. Derivatives not designated in hedging relationships include our NewEnergy retail gas operations, economic hedges of accrual activities, the total return swaps entered into to effect the sale of the international commodities and Houston- based gas trading operations, and risk management and trading activities which we have substantially curtailed as part of our effort to reduce risk in our business. We use the end of period accounting designation to determine the classification for each derivative position.

As of June 30, 2010	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$1,627.5	$(2,013.0)	$11,159.2	$(11,800.9)	$12,786.7	$(13,813.9)
Gas contracts	2,095.6	(1,853.1)	4,360.1	(4,110.8)	6,455.7	(5,963.9)
Coal contracts	35.8	(33.5)	348.6	(343.9)	384.4	(377.4)
Other commodity contracts[1]	—	—	125.0	(79.7)	125.0	(79.7)
Interest rate contracts	44.0	—	37.4	(44.8)	81.4	(44.8)
Foreign exchange contracts	—	—	6.5	(4.5)	6.5	(4.5)

Total gross fair values	$3,802.9	$(3,899.6)	$16,036.8	$(16,384.6)	$19,839.7	$(20,284.2)

Netting arrangements[5]					(18,850.0)	18,850.0
Cash collateral					(78.6)	179.6

Net fair values					$911.1	$(1,254.6)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(197.3)
Derivative assets—current					558.2
Derivative assets—noncurrent					550.2
Derivative liabilities—current						(621.6)
Derivative liabilities—noncurrent						(633.0)

Total Derivatives					$911.1	$(1,254.6)

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

Cash Flow Hedges					Quarter Ended June 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2010	2009	Statement of Income (Loss) Line Item	2010	2009	2010	2009

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$(80.8)	$100.4		$(1.0)	$(37.5)	$(20.5)	$21.2
Gas contracts	1.8	7.9		16.2	(0.6)	(2.9)	4.5
Coal contracts	—	—		—	—	—	—
Other commodity contracts[1]	—	(7.1)		—	(0.8)	—	(2.2)
Interest rate contracts	—	—		—	(0.2)	—	—
Foreign exchange contracts	—	—		—	—	—	—

Total gains (losses)	$(79.0)	$101.2	Total included in nonregulated revenues	$15.2	$(39.1)	$(23.4)	$23.5

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$163.9	$(112.8)		$(331.6)	$(611.9)	$(3.4)	$(0.3)
Gas contracts	(2.6)	(21.2)		45.1	66.7	(13.1)	1.9
Coal contracts	32.6	(40.5)		(15.3)	(52.0)	2.3	(1.6)
Other commodity contracts[2]	—	(3.7)		—	(2.7)	—	—
Foreign exchange contracts	—	—		—	—	—	—

Total losses	$193.9	$(178.2)	Total included in fuel and purchased energy expense	$(301.8)	$(599.9)	$(14.2)	$—

Hedges of interest rates:			Interest expense
Interest rate contracts	—	—		0.2	(0.1)	—	—

Total gains	$—	$—	Total included in interest expense	$0.2	$(0.1)	$—	$—

Grand total (losses) gains	$114.9	$(77.0)		$(286.4)	$(639.1)	$(37.6)	$23.5

1 Other commodity sale contracts include oil and freight contracts.
2 Other commodity purchase contracts include freight and emission allowances.

Cash Flow Hedges				Six Months Ended June 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2010	2009	Statement of Income (Loss) Line Item	2010	2009	2010	2009

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$121.7	$262.2		$(60.2)	$(129.6)	$1.3	$81.0
Gas contracts	(33.1)	(23.9)		36.4	(22.0)	(4.0)	6.5
Coal contracts	—	10.0		—	(229.9)	—	—
Other commodity contracts[1]	—	6.6		(0.7)	(3.6)	—	(5.1)
Interest rate contracts	—	(0.3)		—	(0.2)	—	—
Foreign exchange contracts	—	0.3		—	(0.9)	—	—

Total gains (losses)	$88.6	$254.9	Total included in nonregulated revenues	$(24.5)	$(386.2)	$(2.7)	$82.4

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(291.6)	$(886.8)		$(534.7)	$(1,038.4)	$(12.7)	$(29.5)
Gas contracts	(76.2)	154.5		123.1	92.7	(13.1)	2.6
Coal contracts	21.8	(125.1)		(27.8)	(65.3)	4.0	(2.9)
Other commodity contracts[2]	(0.2)	(2.1)		(0.3)	23.1	0.2	—
Foreign exchange contracts	—	0.1		—	0.1	—	—

Total losses	$(346.2)	$(859.4)	Total included in fuel and purchased energy expense	$(439.7)	$(987.8)	$(21.6)	$(29.8)

Hedges of interest rates:			Interest expense
Interest rate contracts	—	—		4.1	(0.2)	—	—

Total gains	$—	$—	Total included in interest expense	$4.1	$(0.2)	$—	$—

Grand total (losses) gains	$(257.6)	$(604.5)		$(460.1)	$(1,374.2)	$(24.3)	$52.6

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

Fair Value Hedges		Quarter Ended June 30,				Six Months Ended June 30,

		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

Contract type:	Statement of Income (Loss) Line Item	2010	2009	2010	2009	2010	2009	2010	2009

		(In millions)
Commodity contracts:
Gas contracts	Nonregulated revenues	$—	$—	$—	$—	$—	$40.6	$—	$(16.7)
Interest rate contracts	Interest expense	4.2	(20.4)	(4.1)	20.4	17.4	(15.5)	(15.2)	15.5

Total gains (losses)		$4.2	$(20.4)	$(4.1)	$20.4	$17.4	$25.1	$(15.2)	$(1.2)

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

Mark-to-Market Derivatives		Quarter Ended June 30,		Six Months Ended June 30,

		Amount of Gain (Loss) Recorded in Income on Derivative		Amount of Gain (Loss) Recorded in Income on Derivative

	Statement of Income (Loss) Line Item
Contract type:		2010	2009	2010	2009

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$40.1	$58.4	$(24.8)	$147.0
Gas contracts	Nonregulated revenues	5.0	(116.9)	30.7	(279.5)
Coal contracts	Nonregulated revenues	7.6	52.1	7.7	9.8
Other commodity contracts[1]	Nonregulated revenues	(3.8)	4.3	1.1	0.4
Coal contracts	Fuel and purchased energy expense	—	(2.2)	—	(107.7)
Interest rate contracts	Nonregulated revenues	(0.6)	(20.1)	(1.7)	(20.6)
Foreign exchange contracts	Nonregulated revenues	(1.2)	1.9	(2.1)	9.7

Total gains (losses)		$47.1	$(22.5)	$10.9	$(240.9)

1 Other commodity contracts for the quarter ended June 30, 2009 include oil, freight, weather, and emission allowances. For the quarter ended June 30, 2010 and for the six months ended June 30, 2010 and 2009, other commodity contracts also include uranium.

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

        The following tables present the volume of our derivative activities as of June 30, 2010 and December 31, 2009 shown by contractual settlement year.

Quantities[1] Under Derivative Contracts						As of June 30, 2010

Contract Type (Unit)	2010	2011	2012	2013	2014	Thereafter	Total

	(In millions)
Power (MWh)	24.9	19.7	8.2	2.4	4.0	1.7	60.9
Gas (MMBTU)	39.3	50.3	13.4	39.8	45.3	19.3	207.4
Coal (Tons)	2.3	4.7	1.3	0.1	—	—	8.4
Oil (BBL)	0.3	—	0.1	—	—	—	0.4
Emission Allowances (Tons)	11.2	—	—	—	—	—	11.2
Interest Rate Contracts	$264.2	$204.4	$318.7	$241.8	$60.0	$250.0	$1,339.1
Foreign Exchange Rate Contracts	$31.5	$64.5	$7.7	$16.7	$16.8	$15.5	$152.7

Quantities[1] Under Derivative Contracts					As of December 31, 2009

Contract Type (Unit)	2010	2011	2012	2013	2014	Thereafter	Total

	(In millions)
Power (MWh)	32.7	1.6	3.2	3.2	0.1	0.9	41.7
Gas (MMBTU)	37.3	37.4	22.1	21.0	22.7	21.3	161.8
Coal (Tons)	3.9	3.9	0.2	—	—	—	8.0
Oil (BBL)	0.3	—	—	—	—	—	0.3
Emission Allowances (Tons)	7.2	—	—	—	—	—	7.2
Interest Rate Contracts	$972.3	$140.6	$440.5	$58.2	$255.0	$200.0	$2,066.6
Foreign Exchange Rate Contracts	$27.9	$72.4	$16.7	$16.7	$16.8	$15.5	$166.0

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

        The following tables present information related to these derivatives at June 30, 2010 and December 31, 2009. Based on contractual provisions, we estimate that if Constellation Energy's senior unsecured debt were downgraded, our total contingent collateral obligation for derivatives in a net liability position was $0.2 billion at both June 30, 2010 and December 31, 2009, which represents the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade. These amounts are associated with net derivative liabilities totaling $1.0 billion at both June 30, 2010 and December 31, 2009 after reflecting legally binding master netting agreements and collateral already posted.

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

Credit-Risk Related Contingent Feature			As of June 30, 2010

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$7.7	$(6.7)	$1.0	$0.8	$0.2

Credit-Risk Related Contingent Feature			As of December 31, 2009

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$8.6	$(7.6)	$1.0	$0.7	$0.2

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
4 Amount includes cash collateral posted of $179.6 million and letters of credit of $601.0 million at June 30, 2010 and $125.6 million and letters of credit of $585.2 million at December 31, 2009.
5 Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Derivative-Related Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1 to our 2009 Annual Report on Form 10-K. As of June 30, 2010, we had two counterparties that exceeded 10% of our total credit exposure, including derivative-related positions. We had an approximately 17% exposure related to the power purchase agreement executed in 2009 with CENG, and we had an approximately 11% exposure related to an electric cooperative customer.

Fair Value Measurements

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (BGE's assets and liabilities measured at fair value on a recurring basis are immaterial):

	As of June 30, 2010
	Assets	Liabilities

	(In millions)
Cash equivalents	$1,076.7	$—
Equity securities	38.5	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	558.2	(621.6)
Noncurrent	550.2	(633.0)

Total classified as derivative assets and liabilities	1,108.4	(1,254.6)
Classified as accounts receivable*	(197.3)	—

Total derivative instruments	911.1	(1,254.6)

Total recurring fair value measurements	$2,026.3	$(1,254.6)

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

        The table below sets forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010. Our net derivative assets and liabilities are disaggregated on a gross contract-by-contract basis. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure. Therefore, the objective of this table is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized.

At June 30, 2010	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value

	(In millions)
Cash equivalents	$1,076.7	$—	$—	$—	$1,076.7
Equity securities	38.5	—	—	—	38.5
Derivative assets:
Power contracts	—	11,882.0	904.7
Gas contracts	52.6	6,267.2	135.9
Coal contracts	—	342.9	41.5
Other commodity contracts	7.7	25.0	92.3
Interest rate contracts	—	81.4	—
Foreign exchange contracts	—	6.5	—

Total derivative assets	60.3	18,605.0	1,174.4	(18,928.6)	911.1

Derivative liabilities:
Power contracts	—	(12,583.7)	(1,230.2)
Gas contracts	(60.6)	(5,882.1)	(21.2)
Coal contracts	—	(333.6)	(43.8)
Other commodity contracts	(7.6)	(17.2)	(54.9)
Interest rate contracts	—	(44.8)	—
Foreign exchange contracts	—	(4.5)	—

Total derivative liabilities	(68.2)	(18,865.9)	(1,350.1)	19,029.6	(1,254.6)

Net derivative position	(7.9)	(260.9)	(175.7)	101.0	(343.5)

Total	$1,107.3	$(260.9)	$(175.7)	$101.0	$771.7

* We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At June 30, 2010, we included $78.6 million of cash collateral held and $179.6 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

        The factors that cause changes in the gross components of the derivative amounts in the tables above are unrelated to the existence or level of actual market or credit risk from our operations. We describe the primary factors that change the gross components below.

        We prepared this table by separating each individual derivative contract that is in the money from each contract that is out of the money. We also did not reflect master netting agreements and collateral for our derivatives. As a result, the gross "asset" and "liability" amounts in each of the three fair value levels far exceed our actual economic exposure to commodity price risk and credit risk. Our actual economic exposure consists of the net derivative position combined with our nonderivative accrual contracts, such as those for load-serving, and our physical assets, such as our power plants. Our credit risk exposure is reflected in the net derivative asset and derivative liability amounts shown in the Total Net Fair Value column.

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

        During the quarter and six months ended June 30, 2010, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

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

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements, which predominantly relate to power contracts:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Balance at beginning of period	$(315.2)	$(275.1)	$(291.5)	$37.0
Realized and unrealized (losses) gains:
Recorded in income	58.0	(99.8)	(78.7)	(247.2)
Recorded in other comprehensive income	(2.8)	114.6	73.6	23.9
Purchases, sales, issuances, and settlements	7.4	34.6	16.6	36.5
Transfers into Level 3[1]	93.0		208.0
Transfers out of Level 3[1]	(16.1)		(103.7)

Net transfers into and out of Level 3	76.9	49.2	104.3	(26.7)

Balance at end of period	$(175.7)	$(176.5)	$(175.7)	$(176.5)

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$82.9	$71.0	$8.9	$99.6

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

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At June 30, 2010	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$184.4	$184.6
Fixed-rate long-term debt:
Constellation Energy (including BGE)	3,707.8	4,084.8
BGE	2,172.0	2,366.9
Variable-rate long-term debt:
Constellation Energy (including BGE)	544.1	544.1
BGE	—	—

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

Accounting Standards Adopted

Accounting for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board amended the accounting, presentation, and disclosure guidance related to variable interest entities. We adopted this guidance on January 1, 2010 and discuss our adoption in more detail beginning on page 10.

Related Party Transactions

Constellation Energy

CENG

On November 6, 2009, upon the sale of a membership interest in CENG, our nuclear generation and operation business, to EDF, we deconsolidated CENG and began accounting for our 50.01% membership interest in CENG as an equity method investment.

        In connection with the closing of the transaction with EDF, we entered into a power purchase agreement (PPA) with CENG with an initial fair value of $0.8 billion under which we will purchase between 85-90% of the output of CENG's nuclear plants that is not sold to third parties under pre-existing PPAs over the five year term of the PPA.

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

        The impact of transactions under these agreements is summarized below:

Agreement	Amount Recognized in Earnings for the Quarter Ended June 30, 2010	Amount Recognized in Earnings for the Six Months Ended June 30, 2010	Income Statement Classification	Accounts Receivable/ (Accounts Payable) at June 30, 2010

(In millions)
PPA	$222.1	$420.6	Fuel and purchased energy expenses	$(49.6)
PSA	(4.0)	(8.0)	Nonregulated revenues	—
ASA	(16.5)	(33.0)	Operating expenses	5.5

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

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Purchased energy	$114.6	$142.5	$238.6	$346.8

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. These costs are comprised of direct charges as well as costs that are allocated based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. Under the Maryland PSC's October 30, 2009 order approving the transaction with EDF, we are limited to allocating no more than 31% of these costs to BGE.

        The following table presents all of the costs Constellation Energy charged to BGE in each period, both directly-charged and allocated.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Charges to BGE	$42.3	$35.5	$78.5	$65.1

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

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is an energy company that includes a generation business (Generation), a customer supply business (NewEnergy), and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements on page 14.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss) on page 2, which present the results of our operations for the quarters and six months ended June 30, 2010 and 2009. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income (Loss).

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

Business Environment

Various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 69 and in Item 1A. Risk Factors section of our 2009 Annual Report on Form 10-K. We discuss our market risks in the Risk Management section beginning on page 63.

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

Regulation—Maryland

In May 2010, BGE filed an application for a $46.9 million and a $42.4 million increase in our electric and gas base rates, respectively, with the Maryland Public Service Commission (Maryland PSC). While BGE demonstrated the need for a $110.8 million increase in electric base rates, distribution revenues awarded to BGE in the case are subject to a 5% cap pursuant to the terms of the 2008 settlement agreement with the State of Maryland as well as the Maryland PSC's order approving the EDF transaction. In the application, we requested an 8.99% rate of return with an 11.65% return on equity. The Maryland PSC is currently reviewing our application and is expected to issue a ruling in December 2010. We cannot provide assurance that the Maryland PSC will approve the base rate increases requested, or if it does, that it will grant BGE the full amounts requested.

        In June 2010, the Maryland PSC issued an order rejecting BGE's smart grid initiative proposal as originally filed. In July 2010, BGE filed an application for a rehearing of an amended smart grid proposal. We discuss the status of BGE's smart grid proposal in more detail in the Capital Requirements section on page 62.

Federal Regulation

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps, exchange trading, margin requirements, and other transparency requirements. The Dodd-Frank Act, however, also preserves the ability of end users in our industry to hedge their risks, which we believe results in the new derivatives requirements not being applicable to us for most of our activities. However, there will be several key rulemakings to implement the derivatives requirements, which, depending on the final scope of the regulations, could attempt to impose significant obligations on us nonetheless. Final regulations may address collateral requirements and exchange margin cash postings, which if applicable to us despite being an end user of derivatives, could have the effect of increasing our collateral requirements or the amount of exchange margin cash postings in lieu of letters of credit currently issued on over-the-counter contracts. These regulations could also result in additional transactional and compliance costs to the extent they apply to us, and could impact market liquidity.

        In addition to new regulation over derivatives, the Dodd-Frank Act amends the Sarbanes-Oxley Act to permanently exempt nonaccelerated filers, including BGE, from the requirement to obtain an audit report on internal control over financial reporting.

Environmental Matters

Air Quality

Federal

National Ambient Air Quality Standards (NAAQS)

In January 2010, the U.S. Environmental Protection Agency (EPA) proposed rules to adopt NAAQS for ozone that are stricter than the NAAQS adopted in March 2008, based on the EPA's reevaluation of scientific evidence about ozone and ozone's effects on humans and the environment. In June 2010, the EPA adopted a stricter NAAQS for sulfur dioxide (SO2). We are unable to determine the impact that complying with the stricter NAAQS for ozone or sulfur dioxide will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standards. However, costs associated with compliance with these plans could be material.

        In July 2010, the EPA proposed regulations to replace the regional cap-and-trade program under the Clean Air Interstate Rule (CAIR) with a program that would require each of 31 eastern states and the District of Columbia to reduce SO2 and nitrogen oxide (NOX) emissions. Depending on the scope of any final regulations that may be adopted by the EPA and any plans that may be adopted by the states in which our plants are located, additional regulation could result in additional compliance requirements and costs that could be material.

State

The State of Maryland has adopted opacity regulations consistent with its commitment to resolve long-standing industry concerns about the prior regulations' continuous compliance requirements and is in the process of obtaining the EPA's approval of Maryland's state implementation plan (SIP) for these regulations. While EPA approval of Maryland's SIP is being obtained, the opacity regulations are being implemented in a manner that will enable our plants to remain in compliance. We anticipate that the regulations under the EPA-approved SIP will be consistent with the regulations as currently implemented.

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

Accounting Standards Adopted

We discuss recently adopted accounting standards in the Accounting Standards Adopted section of the Notes to Consolidated Financial Statements on page 37.

Events of 2010

Acquisitions

Criterion Wind Project

In April 2010, we completed the acquisition of the Criterion wind project in Garrett County, Maryland.

Texas Combined Cycle Generation Facilities

In May 2010, we acquired the 550 MW Colorado Bend Energy Center and the 550 MW Quail Run Energy Center natural gas combined cycle generation facilities in Texas for $372.9 million.

        We discuss these transactions in more detail beginning on page 12 in Notes to Consolidated Financial Statements.

Hillabee Energy Center

In June 2010, the Hillabee Energy Center, a 740 MW gas-fired combined cycle power generation facility located in Alabama began commercial dispatch. We had acquired this facility in 2008.

Divestiture

In January 2010, BGE completed the sale of its interest in a nonregulated subsidiary that owns a district chilled water facility to a third party.

        In August 2010, we completed the sale of our interests in the Mammoth Lakes geothermal generating facility.

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

Healthcare Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (Reconciliation Act) were signed into law. We discuss the impact of these new laws on our earnings for the six months ended June 30, 2010 in more detail on page 16 in Notes to Consolidated Financial Statements.

Results of Operations for the Quarter and Six Months Ended June 30, 2010 Compared with the Same Periods of 2009

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 57.

Overview

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions, after-tax)
Generation	$15.3	$62.1	$42.4	$103.6
NewEnergy	50.8	(46.1)	154.9	(292.4)
Regulated electric	20.9	22.1	48.1	67.5
Regulated gas	(3.9)	(6.2)	33.3	33.4
Other nonregulated	0.7	(3.6)	(3.6)	(3.5)

Net Income (Loss)	$83.8	$28.3	$275.1	$(91.4)

Net Income (Loss) attributable to common stock	$72.6	$8.1	$264.1	$(115.4)

Change from prior year	$64.5		$379.5

        Our total net income (loss) attributable to common stock for the quarter and six months ended June 30, 2010 was favorable compared to net income (loss) attributable to common stock for the same periods of 2009 by $64.5 million and $379.5 million, respectively, primarily due to the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009

	(In millions, after-tax)
Generation gross margin	$(140)	$(272)
NewEnergy gross margin	(16)	97
Generation operating expenses, primarily labor and benefit costs due to the deconsolidation of CENG	95	195
Gain on NewEnergy international coal contract assignments[1]	10	48
Generation accretion of asset retirement obligations due to deconsolidation of CENG	11	21
NewEnergy hedge ineffectiveness	(41)	(47)
Regulated businesses	1	(16)
Other nonregulated businesses	1	2
Total change in Other Items included in Operations per table below	137	312
All other changes	7	40

Total Change	$65	$380

1 Subsequent to June 30, 2010, we assigned an international freight contract incurring an approximately $42 million after-tax loss. This transaction will be recorded in the third quarter of 2010.

Other Items Included in Operations (after-tax)1:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions, after-tax)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(8.8)	$—
Loss on early retirement of 2012 Notes	—	—	(30.9)	—
Amortization of basis difference in CENG	(37.0)	—	(62.7)	—
Impact of power purchase agreement with CENG[2]	(29.1)	—	(54.8)	—
International commodities operation and gas trading operation[3]	—	(123.8)	—	(308.0)
Impairment losses and other costs	—	(65.4)	—	(76.6)
Impairment of nuclear decommissioning trust assets	—	(6.1)	—	(29.8)
Merger termination and strategic alternatives costs	—	(4.0)	—	(46.3)
Workforce reduction costs	—	(1.1)	—	(5.3)
Credit facility amendment fees	(2.9)	(5.2)	(5.8)	(8.9)

Total Other Items	$(69.0)	$(205.6)	$(163.0)	$(474.9)

Change from prior year	$136.6		$311.9

1 Amounts for the quarter ended June 30, 2009 include income tax adjustments relating to activity during the quarter ended March 31, 2009 based on updated estimates of our 2009 annual effective tax rate.

2 The net impact to the Company of the power purchase agreement with CENG was $47.7 million and $89.9 million pre-tax for the quarter and six months ended June 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

3 These amounts include the net losses on the sales of the international commodities operation, gas trading operation, certain other trading operations, and a uranium market participant, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions are probable of not occurring, and earnings that are no longer part of our core business. The impairment losses and other costs and workforce reduction costs line items also include amounts related to the operations we divested.

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

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$550.3	$682.5	$1,130.2	$1,468.0
Fuel and purchased energy expenses	(343.8)	(166.5)	(670.4)	(388.4)

Gross margin	206.5	516.0	459.8	1,079.6
Operating expenses	(90.0)	(259.7)	(184.6)	(541.3)
Merger termination and strategic alternatives costs	—	(2.9)	—	(29.3)
Depreciation, depletion, and amortization	(31.6)	(45.9)	(59.7)	(91.0)
Accretion of asset retirement obligations	(0.4)	(18.1)	(0.8)	(36.0)
Taxes other than income taxes	(5.6)	(18.5)	(11.0)	(36.7)
Net gain (loss) on divestitures	—	—	2.9	—
Equity investment losses:
CENG	(21.3)	—	(40.6)	—
UNE	(6.8)	—	(12.9)	—
Other	(5.4)	—	(0.7)	—

Income from Operations	$45.4	$170.9	$152.4	$345.3

Net Income	$15.3	$62.1	$42.4	$103.6

Net Income attributable to common stock	$15.3	$62.1	$42.4	$103.6

Other Items Included in Operations (after-tax)[1]:
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(0.8)	$—
Loss on early retirement of 2012 Notes	—	—	(30.9)	—
Amortization of basis difference in CENG	(37.0)	—	(62.7)	—
Impact of power purchase agreement with CENG[2]	(29.1)	—	(54.8)	—
Impairment of nuclear decommissioning trust assets	—	(6.1)	—	(29.9)
Merger termination and strategic alternatives costs	—	(2.9)	—	(29.3)
Credit facility amendment fees	(1.9)	(3.1)	(3.8)	(5.4)

Total Other Items	$(68.0)	$(12.1)	$(153.0)	$(64.6)

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

2 The net impact to the Company of the power purchase agreement with CENG was $47.7 million and $89.9 million pre-tax for the quarter and six months ended June 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

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

Revenues

Our Generation revenues decreased $132.2 million and $337.8 million in the quarter and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009

	(In millions)
Decrease in volume of output from nuclear generating assets due to the deconsolidation of CENG	$(104)	$(263)
Decrease due to higher outages at our fossil plants	(16)	(77)
All other	(12)	2

Total decrease in Generation revenues	$(132)	$(338)

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $177.3 million and $282.0 million in the quarter and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009

	(In millions)
Increase in purchased energy costs due to power purchase agreement with CENG compared with nuclear fuel costs in 2009	$177	$337
Increase in fuel costs due to higher coal prices	24	24
Decrease due to higher outages at our fossil plants	(16)	(56)
All other	(8)	(23)

Total increase in Generation fuel and purchased energy expenses	$177	$282

Operating Expenses

Our Generation business operating expenses decreased $169.7 million for the quarter ended June 30, 2010 as compared to the same period for 2009 due to lower labor and benefit costs of $126.1 million and lower non-labor operating expenses of $43.6 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG in 2009.

        Our Generation business operating expenses decreased $356.7 million for the six months ended June 30, 2010 as compared to the same period for 2009 due to lower labor and benefit costs of $272.3 million and lower non-labor operating expenses of $84.4 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG in 2009.

Depreciation, Depletion and Amortization Expense

Our Generation business incurred lower depreciation, depletion and amortization expenses of $14.3 million during the quarter ended June 30, 2010 compared to the same period of 2009 primarily due to a decrease of $27.6 million in depreciation on the nuclear generating facilities resulting from the deconsolidation of CENG in 2009, partially offset by an increase of $13.3 million in depreciation on our other generating facilities primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009.

        Our Generation business incurred lower depreciation, depletion and amortization expenses of $31.3 million during the six months ended June 30, 2010 compared to the same period of 2009 primarily due to a decrease of $54.4 million in depreciation on the nuclear generating facilities resulting from the deconsolidation of CENG in 2009, partially offset by an increase of $23.1 million in depreciation on our other generating facilities primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009.

Accretion of Asset Retirement Obligations

Our Generation business incurred lower accretion of asset retirement obligations of $17.7 million and $35.2 million during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009 primarily as a result of the deconsolidation of CENG. The majority of our asset retirement obligations in 2009 related to the nuclear generating facilities owned by CENG.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $12.9 million and $25.7 million during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009 primarily due to a reduction in property taxes as a result of the deconsolidation of CENG, which included the removal of five nuclear generating facilities from our total assets.

Equity Investment Losses

During the fourth quarter of 2009, after the formation of the CENG joint venture, we separately presented all of our equity investment losses. Prior to the fourth quarter of 2009, our equity investment losses were recorded in "Nonregulated revenues" on our Consolidated Statements of Income (Loss).

        CENG is involved in discussions with certain tax jurisdictions in New York State with respect to agreements covering property tax payments on the Nine Mile Point nuclear generating facility. These discussions may result in an increase in future property tax expenses for CENG, which in turn would reduce our equity investment earnings in CENG based on our 50.01% ownership interest. We are unable to determine the outcome of these discussions at this time.

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

        We record NewEnergy revenues and expenses in our financial results in different periods depending upon the accounting treatment that we believe provides the most transparent presentation of the economics of the underlying transactions in our business. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2009 Annual Report on Form 10-K.

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

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$2,390.8	$2,978.1	$4,741.7	$5,992.9
Fuel and purchased energy expenses	(2,085.3)	(2,577.3)	(4,064.7)	(5,538.1)

Gross margin	305.5	400.8	677.0	454.8
Operating expenses	(190.6)	(194.7)	(359.1)	(383.3)
Merger termination and strategic alternatives costs	—	(1.1)	—	(17.0)
Impairment losses and other costs	—	(60.5)	—	(89.1)
Workforce reduction costs	—	(0.4)	—	(11.2)
Depreciation, depletion, and amortization	(20.9)	(21.0)	(42.6)	(41.2)
Accretion of asset retirement obligations	—	(0.1)	(0.1)	(0.1)
Taxes other than income taxes	(13.7)	(8.3)	(26.6)	(19.5)
Net gain (loss) on divestitures	0.2	(129.6)	2.2	(464.1)

Income (Loss) from Operations	$80.5	$(14.9)	$250.8	$(570.7)

Net Income (Loss)	$50.8	$(46.1)	$154.9	$(292.4)

Net Income (Loss) attributable to common stock	$42.9	$(62.9)	$150.5	$(309.7)

Other Items Included in Operations (after-tax)[1]:
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(0.1)	$—
International commodities operation and gas trading operation[2]	—	(123.8)	—	(308.0)
Impairment losses and other costs	—	(62.1)	—	(73.4)
Merger termination and strategic alternatives costs	—	(1.1)	—	(17.0)
Workforce reduction costs	—	(1.1)	—	(5.3)
Credit facility amendment fees	(1.0)	(2.1)	(2.0)	(3.5)

Total Other Items	$(1.0)	$(190.2)	$(2.1)	$(407.2)

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

Revenues

Our NewEnergy revenues decreased $587.3 million and $1,251.2 million in the quarter and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009

	(In millions)
Realization of lower volumes of wholesale load sales	$(436)	$(939)
Decrease in volume and contract prices related to our domestic coal operation	(145)	(260)
Decrease due to the absence of revenues at our international coal and freight operations, which we divested in 2009	(117)	(128)
Change in wholesale mark-to-market revenues due to more favorable changes in power and gas prices	80	114
Absence of gain on sale of in-the-money wholesale load contract in 2009	(106)	(106)
Realization of higher volumes of retail load sales	105	80
All other	32	(12)

Total decrease in NewEnergy revenues	$(587)	$(1,251)

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses decreased $492.0 million and $1,473.4 million in the quarter and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009

	(In millions)
Realization of lower volumes of wholesale power purchases	$(227)	$(775)
Decrease due to the absence of costs at our international coal and freight operations, which we divested in 2009	(150)	(278)
Decrease in volume and contract prices related to our domestic coal operation	(117)	(233)
Decrease in wholesale mark-to-market expenses due to the absence of losses on international coal purchase contracts, which we divested in 2009	—	(108)
Realization of lower volumes primarily due to the absence of costs at our gas trading operations, which we divested in 2009	—	(56)
All other	2	(23)

Total decrease in NewEnergy fuel and purchased energy expenses	$(492)	$(1,473)

Mark-to-Market

Mark-to-market results include net gains and losses from origination, risk management and trading activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2009 Annual Report on Form 10-K.

        The nature of our operations and the use of mark-to-market accounting for certain activities create fluctuations in mark-to-market earnings. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Risk Management section beginning on page 63. The primary factors that cause fluctuations in our mark-to-market results are:

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

        Origination gains arise primarily from contracts that our NewEnergy business structures to meet the risk management needs of our customers or relate to our trading activities. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction. We did not record any origination gains during the quarters and six months ended June 30, 2010 and 2009.

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

        Mark-to-market results were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Unrealized mark-to-market results
Origination gains	$—	$—	$—	$—

Risk management and trading—mark-to-market
Unrealized changes in fair value	47.1	(22.5)	10.9	(217.0)
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	(26.7)	158.8	(216.8)	(157.9)

Total risk management and trading—mark-to-market	20.4	136.3	(205.9)	(374.9)

Total unrealized mark-to-market*	20.4	136.3	(205.9)	(374.9)
Realized mark-to-market	26.7	(158.8)	216.8	157.9

Total mark-to-market results**	$47.1	$(22.5)	$10.9	$(217.0)

* Total unrealized mark-to-market is the sum of origination gains and total risk management and trading—mark-to-market.

** Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results increased $69.6 million during the quarter ended June 30, 2010 compared to the same period of 2009 primarily due to unrealized changes in fair value due to:

  •
  $46 million of higher results on open positions primarily due to the absence of losses in our power and transmission risk management activities in the PJM, New England, and New York regions as a result of a more favorable price environment and completion of our activities to reduce risk and improve liquidity,
  •
  $9 million of higher results in our domestic coal portfolio due to the absence of losses that resulted from a less favorable price environment in the second quarter of 2009,

  •
  $9 million of higher results due to the absence of losses in our international coal and freight operations which were divested in 2009, and
  •
  $6 million of higher results related to our emissions trading activities primarily as a result of declining prices due to an uncertain regulatory environment.

        Total mark-to-market results increased $227.9 million during the six months ended June 30, 2010 compared to the same period of 2009 due to unrealized changes in fair value primarily due to:

  •
  $218 million of higher results on open positions primarily due to the absence of losses in our power and transmission risk management activities in the PJM, New England, and New York regions as a result of a more favorable price environment and completion of our activities to reduce risk and improve liquidity,
  •
  $16 million of higher results in our domestic coal portfolio due to the absence of losses that resulted from a less favorable price environment in 2009, and
  •
  $4 million of higher results related to our emissions trading activities primarily as a result of lower write-downs of our emissions allowance inventory.

        These increases were partially offset by the following:

  •
  $6 million of lower results due to the absence of our international coal and freight operations as a result of its divestiture in 2009, and
  •
  $4 million of lower gains due to the absence of our wholesale natural gas risk management and trading operation primarily as a result of the divestiture of our natural gas trading operation in 2009.

Derivative Assets and Liabilities

Derivative assets and liabilities, excluding $197.3 million and $348.7 million of exchange-traded derivatives classified as accounts receivable at June 30, 2010 and December 31, 2009, respectively, consisted of the following:

	June 30, 2010	December 31, 2009

	(In millions)
Current Assets	$558.2	$639.1
Noncurrent Assets	550.2	633.9

Total Assets	1,108.4	1,273.0

Current Liabilities	621.6	632.6
Noncurrent Liabilities	633.0	674.1

Total Liabilities	1,254.6	1,306.7

Net Derivative Position	$(146.2)	$(33.7)

Composition of net derivative position:
Hedges	$(669.3)	$(591.0)
Mark-to-market	422.1	524.3
Net cash collateral included in derivative balances	101.0	33.0

Net Derivative Position	$(146.2)	$(33.7)

Derivative balances above include noncurrent assets related to our Generation business of $44.0 million and $35.8 million at June 30, 2010 and December 31, 2009, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges. We discuss our derivative assets and liabilities in further detail in the Notes to Consolidated Financial Statements.

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

        The increase in our net derivative liability subject to hedge accounting since December 31, 2009 of $78.3 million was due primarily to $395 million of increases on our out-of-the-money cash-flow hedge positions primarily related to decreases in power and natural gas prices during 2010, partially offset by $317 million of realization of out-of-the-money cash-flow hedges of wholesale and retail load obligations.

        The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during the quarter and six months ended June 30, 2010:

	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010

	(in millions)
Fair value beginning of period		$604.8		$524.3
Changes in fair value recorded in earnings
Origination gains	$—		$—
Unrealized changes in fair value	47.1		10.9
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(26.7)		(216.8)

Total changes in fair value		20.4		(205.9)
Changes in value of exchange-listed futures and options		(179.1)		(7.0)
Net change in premiums on options		(51.9)		51.1
Contracts acquired		—		—
Dedesignated contracts and other changes in fair value		27.9		59.6

Fair value at end of period		$422.1		$422.1

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

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of June 30, 2010:

	Settlement Term
	2010	2011	2012	2013	2014	2015	Thereafter	Fair Value

	(In millions)
Level 1	$(2.0)	$—	$—	$—	$—	$—	$—	$(2.0)
Level 2	138.2	385.6	143.0	(3.9)	2.3	1.1	1.3	667.6
Level 3	55.8	(110.8)	(188.6)	(18.6)	8.8	9.2	0.7	(243.5)

Total net derivative asset (liability) subject to mark-to-market accounting	$192.0	$274.8	$(45.6)	$(22.5)	$11.1	$10.3	$2.0	$422.1

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

Operating Expenses

Our NewEnergy business operating expenses decreased $4.1 million during the quarter ended June 30, 2010 as compared to the same period of 2009 primarily due to lower labor and benefit costs of $4.6 million related to the divestiture of our international commodities and gas trading operations in 2009 partially offset by higher non-labor operating expenses of $0.5 million.

        Our NewEnergy business operating expenses decreased $24.2 million during the six months ended June 30, 2010 as compared to the same period of 2009 primarily due to lower labor and benefit costs of $18.4 million related to the divestiture of our international commodities and gas trading operations in 2009 and lower non-labor operating expenses of $5.8 million.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.4 million during the quarter ended June 30, 2010 compared to the same period of 2009 primarily due to higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania.

        Taxes other than income taxes increased $7.1 million during the six months ended June 30, 2010 compared to the same period of 2009 primarily due to $5.6 million of higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania, and $1.5 million of higher production taxes related to our upstream gas producing properties.

Net Gain (Loss) on Divestitures

The table below summarizes the net gain (loss) on divestitures for our NewEnergy business:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Majority of our international commodities operation	$—	$—	$—	$(334.5)
Houston-based gas trading operation	—	(102.4)	—	(102.4)
Uranium market participant	—	(27.2)	—	(27.2)
Portfolio of contracts in our retail gas operations	—	—	2.0	—
Other	0.2	—	0.2	—

Total net gain (loss) on divestiture	$0.2	$(129.6)	$2.2	$(464.1)

        We discuss the 2009 divestitures in more detail in Note 2 of our 2009 Annual Report on Form 10-K.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2009 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$651.1	$655.7	$1,402.4	$1,462.5
Electricity purchased for resale expenses	(401.4)	(402.5)	(875.0)	(927.7)
Operations and maintenance expenses	(107.4)	(103.9)	(221.2)	(195.0)
Depreciation and amortization	(49.6)	(55.0)	(106.0)	(110.5)
Taxes other than income taxes	(36.9)	(36.0)	(74.1)	(73.3)

Income from Operations	$55.8	$58.3	$126.1	$156.0

Net Income	$20.9	$22.1	$48.1	$67.5

Net Income attributable to common stock	$18.4	$19.5	$43.0	$62.4

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(3.1)	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated electric business decreased $19.4 million during the six months ended June 30, 2010 compared to the same period in 2009, primarily due to increased operations and maintenance expenses of $15.9 million after-tax and a decrease in revenues less electricity purchased for resale expenses of $4.5 million after-tax.

Electric Revenues

The changes in electric revenues during the quarter and six months ended June 30, 2010 compared to the same periods of 2009 were caused by:

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009

	(In millions)
Distribution volumes	$11.6	$10.3
Smart Energy Savers ProgramSM surcharges	(5.3)	(6.6)
Revenue decoupling	(11.1)	(11.1)
Standard offer service	0.5	(51.9)
Rate stabilization recovery	2.3	1.4
Financing credits	(0.1)	(0.2)
Senate Bill 1 credits	(3.4)	(3.4)

Total change in electric revenues from electric system sales	(5.5)	(61.5)
Other	0.9	1.4

Total change in electric revenues	$(4.6)	$(60.1)

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, in 2010 compared to 2009 were:

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009

Residential	15.4%	6.9%
Commercial	4.6	2.7
Industrial	(5.3)	(3.6)

        During the quarter ended June 30, 2010 compared to the same period of 2009, we distributed more electricity to residential customers due to warmer weather, increased usage per customer, and an increased number of customers. We distributed more electricity to commercial customers due to increased usage per customer and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer partially offset by an increased number of customers.

        During the six months ended June 30, 2010 compared to the same period of 2009, we distributed more electricity to residential customers due to warmer weather, increased usage per customer, and an increased number of customers. We distributed more electricity to commercial customers due to increased usage per customer and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer partially offset by an increased number of customers.

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

        Standard offer service revenues decreased during the six months ended June 30, 2010 compared to the same period of 2009 mostly due to a decrease in the standard offer service rates and lower standard offer service volumes.

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

        The decrease in revenues during the quarter and six months ended June 30, 2010 compared to the same period in 2009 is primarily due to the reinstatement of the credit for the residential return component of the administrative charge on June 1, 2010, partially offset by higher distribution volumes.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Actual costs	$387.8	$392.0	$845.9	$901.4
Recovery under rate stabilization plan	13.6	10.5	29.1	26.3

Electricity purchased for resale expenses	$401.4	$402.5	$875.0	$927.7

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $4.2 million during the quarter ended June 30, 2010 compared to the same period of 2009, primarily due to lower contract prices to purchase electricity for our customers partially offset by higher volumes.

        BGE's actual costs for electricity purchased for resale decreased $55.5 million during the six months ended June 30, 2010 compared to the same period of 2009, primarily due to lower contract prices to purchase electricity for our customers and lower volumes.

Recovery Under Rate Stabilization Plan

In late June 2007, we began recovering previously deferred amounts from customers. We recovered $13.6 million and $29.1 million during the quarter and six months ended June 30, 2010 in deferred electricity purchased for resale expenses. These collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated operations and maintenance expenses increased $26.2 million in the six months ended June 30, 2010 compared to the same period in 2009, primarily due to increased distribution service restoration expenses of $18.5 million, $10.7 million of higher labor and benefit costs, and the impact of inflation on other costs of $5.0 million, partially offset by decreased uncollectible accounts receivable expense of $16.6 million.

Electric Depreciation and Amortization

Regulated electric depreciation and amortization expense decreased $5.4 million during the quarter ended June 30, 2010, compared to the same period in 2009, primarily due to decreased amortization of $7.2 million of deferred conservation costs due to a regulatory change in the deferral period associated with these costs, partially offset by a $1.5 million increase in property, plant and equipment depreciation.

        Regulated electric depreciation and amortization expense decreased $4.5 million during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to decreased amortization of $11.6 million of deferred conservation costs due to a regulatory change in the deferral period associated with these costs, partially offset by a $3.8 million increase in property, plant and equipment depreciation and increased amortization of $2.1 million of deferred costs associated with various demand response programs.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2009 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$100.4	$111.7	$418.4	$498.6
Gas purchased for resale expenses	(42.1)	(51.6)	(236.6)	(309.7)
Operations and maintenance expenses	(39.1)	(45.0)	(74.3)	(80.9)
Depreciation and amortization	(11.0)	(10.7)	(22.3)	(22.1)
Taxes other than income taxes	(8.1)	(8.5)	(18.5)	(18.9)

Income (Loss) from operations	$0.1	$(4.1)	$66.7	$67.0

Net (Loss) Income	$(3.9)	$(6.2)	$33.3	$33.4

Net (Loss) Income attributable to common stock	$(4.7)	$(6.9)	$31.8	$31.9

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Gas Revenues

The changes in gas revenues during the quarter and six months ended June 30, 2010 compared to the same periods of 2009 were caused by:

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009

	(In millions)
Distribution volumes	$(2.0)	$(4.7)
Conservation surcharge	(0.2)	(0.6)
Gas revenue decoupling	1.8	4.4
Gas cost adjustments	(2.3)	(76.2)

Total change in gas revenues from gas system sales	(2.7)	(77.1)
Off-system sales	(9.1)	(4.9)
Other	0.5	1.8

Total change in gas revenues	$(11.3)	$(80.2)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, during the quarter and six months ended June 30, 2010 compared to the same periods of 2009 were:

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009

Residential	(10.6)%	(3.2)%
Commercial	(16.5)	(12.0)
Industrial	8.7	13.5

        During the quarter ended June 30, 2010 compared to the same period in 2009, we distributed less gas to residential customers, mostly due to warmer weather, partially offset by increased usage per customer and an increased number of customers. We distributed less gas to commercial customers compared to the same period of 2009, mostly due to decreased usage per customer and warmer weather. We distributed more gas to industrial customers mostly due to increased usage by customers and an increased number of customers.

        During the six months ended June 30, 2010 compared to the same period in 2009, we distributed less gas to residential customers, mostly due to warmer weather, partially offset by increased usage per customer and an increased number of customers. We distributed less gas to commercial customers, mostly due to decreased usage per customer and warmer weather, partially offset by an increased number of customers. We distributed more gas to industrial customers, mostly due to increased usage per customer.

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

        Gas cost adjustment revenues decreased $2.3 million during the quarter ended June 30, 2010, compared to the same period of 2009, mostly because we sold less gas, partially offset by higher rates.

        Gas cost adjustment revenues decreased $76.2 million during the six months ended June 30, 2010, compared to the same period of 2009, because we sold less gas at lower rates.

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

        Revenues from off-system gas sales decreased during the quarter and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to lower volumes, partially offset by higher prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $9.5 million during the quarter ended June 30, 2010 compared to the same period of 2009 because we purchased less gas, partially offset by higher prices.

        Gas costs decreased $73.1 million during the six months ended June 30, 2010 compared to the same period of 2009 because we purchased less gas at lower prices.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses decreased $5.9 million in the quarter ended June 30, 2010 compared to the same period in 2009, primarily due to decreased uncollectible accounts receivable expense of $6.8 million, partially offset by $2.2 million of higher labor and benefit costs.

        Regulated gas operation and maintenance expenses decreased $6.6 million during the six months ended June 30, 2010 compared to the same period in 2009, primarily due to decreased uncollectible accounts receivable expense of $12.5 million, partially offset by higher labor and benefit costs of $4.0 million, and the impact of inflation on other costs of $1.9 million.

Holding Company and Other Nonregulated Businesses

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$0.1	$3.0	$0.1	$5.5
Operating expense	13.4	14.0	29.1	29.2
Impairment losses and other costs	—	(6.7)	—	(6.7)
Depreciation and amortization	(12.2)	(16.3)	(26.1)	(32.7)
Taxes other than income taxes	(1.3)	(1.1)	(2.2)	(1.9)
Net gain on divestitures	0.1	—	0.1	—

Income (Loss) from Operations	$0.1	$(7.1)	$1.0	$(6.6)

Net Income (Loss)	$0.7	$(3.6)	$(3.6)	$(3.5)

Net Income (Loss) attributable to common stock	$0.7	$(3.7)	$(3.6)	$(3.6)

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(4.8)	$—
Impairment losses and other costs	—	(3.2)	—	(3.2)

Total Other Items	$—	$(3.2)	$(4.8)	$(3.2)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock for the quarter ended June 30, 2010 exceeded net loss attributable to common stock for the same period in 2009 by $4.4 million primarily due to the absence in 2010 of an impairment loss as a result of a write-off in 2009 of an uncollectible advance to an affiliate of $3.2 million after-tax.

Consolidated Nonoperating Income and Expenses

Other Expenses

Other expenses decreased $40.1 million during the six months ended June 30, 2010 compared to the same period of 2009 mostly due to the absence in 2010 of $62.4 million of other-than-temporary impairment charges related to nuclear decommissioning trust fund assets recorded in 2009.

Fixed Charges

Our fixed charges decreased during the quarter and six months ended June 30, 2010 compared to the same periods of 2009 primarily due to lower level of interest expense due to repayments of debt made in 2009. For the six months ended June 30, 2010, the decrease was partially offset by a $50.1 million loss recognized in February 2010 on the retirement of $486.5 million of our 7.00% Notes due April 1, 2012. We discuss this transaction in the Notes to Consolidated Financial Statements on page 17.

        Fixed charges at BGE decreased during the six months ended June 30, 2010 compared to the same period of 2009 primarily due to lower level of interest expense due to repayments of debt made in 2009.

Income Taxes

Income tax expense decreased $65.3 million during the quarter ended June 30, 2010 compared to the same period of 2009 mostly due to a higher effective tax rate in 2009. The higher effective tax rate for 2009 reflected the impact of unfavorable nondeductible adjustments (primarily related to nondeductible dividends on Series B preferred stock and the write-off of the unamortized debt discount on senior notes) in relation to the lower estimated 2009 taxable income (primarily attributable to losses on the divestiture of a majority of our international commodities and our Houston-based gas trading operations).

        In the six months ended June 30, 2010, we had income tax expense of $133.1 million and, in the same period of 2009, we had income tax benefits of $139.4 million. The $272.5 million change is primarily due to higher income before income taxes in 2010 compared to a loss before income taxes in 2009. Additionally, a higher effective tax rate in 2009 decreased income tax expense because it produced a higher income tax benefit when applied to the loss before income taxes.

        BGE's income tax expense decreased $8.2 million during the six months ended June 30, 2010 compared to the same period of 2009 mostly due to a decrease in income before income taxes.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009.

	2010 Segment Cash Flows				Consolidated Cash Flows

	Six Months Ended June 30, 2010
				Eliminations, Holding Company and Other	Six Months Ended June 30,
	Generation	NewEnergy	Regulated		2010	2009

	(In millions)
Operating Activities
Net income (loss)	$42.4	$154.9	$81.4	$(3.6)	$275.1	$(91.4)
Non-cash merger termination and strategic alternatives costs	—	—	—	—	—	37.2
Derivative contracts classified as financing activities[1]	—	79.8	—	—	79.8	785.3
Other non-cash adjustments to net income (loss)	250.6	(108.8)	223.5	30.9	396.2	948.6
Changes in working capital
Derivative assets and liabilities, excluding collateral	(1.9)	229.9	(0.7)	—	227.3	185.2
Net collateral and margin	—	(76.0)	2.6	—	(73.4)	1,094.9
Accrued taxes	(1,129.1)	356.6	(43.4)	(10.3)	(826.2)	(7.1)
Other changes	(144.3)	(3.8)	(47.9)	(44.9)	(240.9)	224.6
Defined benefit obligations[2]	—	—	—	—	(5.3)	(263.9)
Other	41.6	(93.4)	(40.6)	53.2	(39.2)	51.0

Net cash (used in) provided by operating activities	(940.7)	539.2	174.9	25.3	(206.6)	2,964.4

Investing activities
Investments in property, plant and equipment	(180.1)	(49.0)	(190.3)	(5.6)	(425.0)	(809.1)
Asset and business acquisitions, net of cash acquired	(372.9)	—	—	—	(372.9)	—
Change in cash pool[3]	1,107.3	(336.6)	314.7	(1,085.4)	—	—
Contributions to nuclear decommissioning trust funds	—	—	—	—	—	(18.7)
Proceeds from sale of investments and other assets	—	0.1	—	21.1	21.2	80.9
Proceeds from investment tax credits and grants related to renewable energy investments	17.5	4.0	—	—	21.5	—
Contract and portfolio acquisitions	(1.0)	(28.0)	—	—	(29.0)	(2,153.7)
(Increase) decrease in restricted funds	—	(31.3)	0.8	0.5	(30.0)	1,004.4
Other investments	(1.4)	0.9	—	(0.2)	(0.7)	(1.8)

Net cash used in investing activities	569.4	(439.9)	125.2	(1,069.6)	(814.9)	(1,898.0)

Cash flows from operating activities plus cash flows from investing activities	$(371.3)	$99.3	$300.1	$(1,044.3)	(1,021.5)	1,066.4

Financing Activities[2]
Net repayment of debt					(646.0)	(1,587.1)
Proceeds from issuance of common stock					8.8	13.6
Debt issuance costs					(0.7)	(62.8)
Common stock dividends paid					(92.6)	(133.7)
BGE preference stock dividends paid					(6.6)	(6.6)
Proceeds from contract and portfolio acquisitions					2.3	2,243.1
Derivative contracts classified as financing activities[1]					(79.8)	(785.3)
Other					(0.7)	11.8

Net cash used in financing activities					(815.3)	(307.0)

Net (decrease) increase in cash and cash equivalents					$(1,836.8)	$759.4

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

Cash Flows from Operating Activities

In the six months ended June 30, 2010, cash used in operating activities was $0.2 billion, primarily driven by $0.2 billion of cash inflows from our regulated business and $0.4 billion of cash inflows from our competitive businesses, offset by $0.8 billion in income tax payments in our competitive businesses, most of which related to the federal taxes associated with the EDF transaction, which closed in the fourth quarter of 2009.

        In the six months ended June 30, 2009, the company generated $3.0 billion in cash from operating activities, primarily due to:

  •
  $1.5 billion in working capital including $1.1 billion for net collateral and margin and $0.3 billion for materials, supplies, and fuel stocks, and
  •
  $0.8 billion of derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities related to the divestiture of our Houston-based gas trading business.

        Partially offsetting these cash inflows was $0.3 billion of contributions to our defined benefit pension plans.

        The $3.2 billion decrease in operating cash flows for the six months ended June 30, 2010 compared to the same period of 2009 is primarily due to:

  •
  $1.0 billion higher income taxes paid,
  •
  $0.1 billion of lower operating cash flows from our regulated businesses, primarily due to the residential customer rate credit in the first quarter of 2010 and higher distribution service restoration expenses associated with 2010 storms,
  •
  $0.7 billion lower derivative contract settlements reclassified as financing activities in 2010, and
  •
  $1.2 billion lower net collateral and margin returned in 2010 as compared to 2009 as follows:

	June 30,
	2010	2009

	(In millions)
Net collateral and margin held (posted), January 1,	$77.2	$(1,445.6)
Return of collateral held associated with nonderivative contracts	(9.2)	(5.4)
Net return of collateral posted associated with nonderivative contracts	2.9	320.9
Return of initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	0.9	407.7
Additional fair value net cash collateral (posted) held (netted against derivative assets / liabilities)*	(68.0)	371.7

Change in net collateral and margin (posted) held	(73.4)	1,094.9

Net collateral and margin held (posted), June 30,	$3.8	$(350.7)

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $0.8 billion, compared to $1.9 billion used in the six months ended June 30, 2009. The $1.1 billion decrease from the prior year was due to:

  •
  $2.1 billion lower outflows associated with contract and portfolio acquisitions as a result of the structure of the divestiture of a majority of our international commodities operation in March 2009, and
  •
  $0.4 billion of lower investments in property, plant, and equipment, primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009 and the absence of nuclear capital spending in 2010 due to the deconsolidation of CENG in 2009.

        These decreases were offset by:

  •
  $1.0 billion of lower restricted funds activity in 2010. In January 2009, our restricted funds decreased by $1.0 billion, primarily due to the release of restricted funds for the repayment of $1 billion of 14% Senior Notes to MidAmerican.
  •
  $0.4 billion increase in cash used for asset and business acquisitions. We discuss our acquisitions in the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash used in financing activities was $0.8 billion in the six months ended June 30, 2010, compared to cash used in financing activities of $0.3 billion in the six months ended June 30, 2009. The $0.5 billion increase in cash used in financing activities was primarily due to $2.2 billion of lower proceeds from contract and portfolio acquisitions related to the structure of the divestiture of the majority of our international commodities operation in March 2009, partially offset by the following:

  •
  $0.7 billion lower cash outflows associated with derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities in the six months ended June 30, 2010 compared to the same period in 2009. These contracts primarily related to transactions associated with the divestiture of our Houston-based gas trading operation. During March 2009, we executed transactions at prices that differed from market prices. As a result, for cash flows associated with the out-of-the money derivative transactions executed, we recorded the ongoing cash flows related to these contracts as financing cash flows in March 2009, and
  •
  $0.9 billion lower net debt repayments in the six months ended June 30, 2010 compared to the same period in 2009. In the six months ended June 30, 2009, we repaid $1.0 billion of 14% Senior Notes and $0.5 billion in short term borrowings on our credit facilities. In the six months ended June 30, 2010, we retired $0.5 billion 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding tax exempt notes totaling $0.1 billion.

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

        The primary drivers of our use of liquidity have been our capital expenditure requirements and collateral requirements associated with hedging our generating assets and hedging our NewEnergy business in both power and gas. In order to reduce these collateral requirements, we have modified the structure of certain transactions, terminated others, and entered into new contracts that either do not have a collateral requirement or allow the posting of alternative forms of collateral. Significant changes in the prices of commodities, depending on hedging strategies we have employed, could require us to post additional letters of credit, thereby reducing the overall amount available under our credit facilities, or to post additional cash, thereby reducing our available cash balance. Additional regulation of the derivatives markets could also require us to post additional cash collateral. We discuss the recently enacted financial reform legislation in more detail on page 40.

        We discuss our, and BGE's, credit facilities in detail beginning on page 16 of the Notes to the Consolidated Financial Statements.

Net Available Liquidity

Constellation Energy's and BGE's net available liquidity at June 30, 2010 was $5.2 billion and $0.9 billion, respectively. We discuss net available liquidity in more detail in the Notes to Consolidated Financial Statements on page 17.

Collateral

Constellation Energy's collateral requirements generally arise from the needs of its NewEnergy business as a result of its participation in certain organized markets, such as Independent System Operators (ISOs) or financial exchanges, as well as from its margining on over-the-counter (OTC) contracts.

        To support NewEnergy's wholesale and retail power obligations and our limited trading activities, Constellation Energy posts collateral to ISOs. Forward hedging of our Generation and NewEnergy businesses creates the need to transact with exchanges such as New York Mercantile Exchange and Intercontinental Exchange. We post initial margin based on exchange rules, as well as variation margin related to the change in value of the net open position with the exchange.

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
  •
  In our Generation business, we may have to post collateral on our power sale or fuel purchase contracts.

        Finally, collateral types may asymmetrically impact our liquidity. In margining with OTC counterparties, we may post letter of credit (LC) collateral for an out-of-the money counterparty. However, we may receive LC collateral when we are in-the-money with a counterparty. Posting LCs reduces our liquidity while the receipt of LC collateral does not increase our liquidity.

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at June 30, 2010, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to1	Level Below Current Rating	Additional Obligations[2]

	(In billions)
Below investment grade	1	$1.2

1 If there are split ratings among the independent credit-rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

2 Includes $0.2 billion related to derivative contracts as discussed in Notes to Consolidated Financial Statements beginning on page 32.

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

        Please see the Forward Looking Statements section on page 69 and Risk Factors section in our 2009 Annual Report on Form 10-K. We discuss the potential impact of environmental legislation and regulation in more detail in Business Environment section beginning on page 39 and Item 1. Business—Environmental Matters section of our 2009 Annual Report on Form 10-K.

Calendar Year Estimates	2010	2011

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$0.1	$—
Maintenance	0.1	0.1
Growth	0.1	—

Total Generation and Other Capital Requirements	0.3	0.1

NewEnergy Capital Requirements:
Maintenance	0.1	0.1
Growth	0.1	0.1

Total NewEnergy Capital Requirements	0.2	0.2

Regulated Capital Requirements:
Electric/Gas Distribution	0.4	0.4
Electric Transmission	0.1	0.1
Smart Energy SaversSM Initiatives	0.1	0.2

Total Regulated Capital Requirements	0.6	0.7

Total Capital Requirements	$1.1	$1.0

Eligible capital projects are shown net of anticipated investment tax credits or grants.

        As of the date of this report, we estimate our 2012 capital requirements will be approximately $0.9 billion.

Capital Requirements

Generation and NewEnergy Businesses

Our Generation and NewEnergy businesses' capital requirements consist of its continuing requirements, including expenditures for:

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

        In July 2009, BGE filed with the Maryland PSC a proposal for a comprehensive smart grid initiative. The proposal includes the planned installation of 2 million residential and commercial electric and gas smart meters. We expect the total cost of the program to be approximately $480 million. The United States Department of Energy (DOE) selected BGE as a recipient of $200 million in federal funding for our smart grid initiative. This grant allows BGE to be reimbursed for smart grid expenditures up to $200 million, substantially reducing the total cost of this initiative. In June 2010, the Maryland PSC issued an order rejecting BGE's proposal as originally filed, but invited BGE to resubmit its request addressing the Maryland PSC's concerns. In July 2010, BGE filed an application for a rehearing of an amended smart grid initiative proposal which addressed the various issues raised in the Maryland PSC's June order. The PSC has agreed to an expedited hearing schedule and is expected to issue an order during the third quarter of 2010. The DOE has stated that a delay in the Maryland PSC's approval beyond mid-August 2010 could result in the grant being redirected to another applicant. We cannot predict the outcome of the DOE's decision, the Maryland PSC proceedings or the possible effect on our, or BGE's, financial results at this time.

Funding for Capital Requirements

We discuss our funding for capital requirements in our 2009 Annual Report on Form 10-K.

Contractual Payment Obligations and Committed Amounts

We enter into various agreements that result in contractual payment obligations in connection with our business activities. These obligations primarily relate to our financing arrangements (such as long-term debt, preference stock, and operating leases), purchases of capacity and energy to support the growth in our nonregulated business activities, and purchases of fuel and transportation to satisfy the fuel requirements of our power generating facilities.

        We detail our contractual payment obligations at June 30, 2010 in the following table:

	Payments
	2010	2011- 2012	2013- 2014	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$—	$256.3	$20.0	$1,803.6	$2,079.9
Interest	58.7	236.6	231.8	2,765.6	3,292.7

Total	58.7	492.9	251.8	4,569.2	5,372.6
BGE
Principal	28.4	254.2	537.0	1,352.4	2,172.0
Interest	64.9	247.2	194.9	1,253.4	1,760.4

Total	93.3	501.4	731.9	2,605.8	3,932.4
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]
Operating leases, gross	123.3	396.5	331.8	335.9	1,187.5
Sublease rentals	(33.0)	(100.8)	(55.1)	(112.7)	(301.6)

Operating leases, net	90.3	295.7	276.7	223.2	885.9
Purchase obligations:[3]
Purchased capacity and energy[4]	112.9	541.7	127.4	328.3	1,110.3
Purchased energy from CENG	271.5	1,383.0	2,028.9	—	3,683.4
Fuel and transportation	331.5	564.4	232.7	221.7	1,350.3
Other	76.7	71.2	13.4	6.7	168.0
Other noncurrent liabilities:
Uncertain tax positions liability	—	143.8	67.7	18.3	229.8
Pension benefits[5]	26.1	217.5	203.7	—	447.3
Postretirement and postemployment benefits[6]	17.8	72.9	82.8	199.1	372.6

Total contractual payment obligations	$1,078.8	$4,284.5	$4,017.0	$8,362.3	$17,742.6

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

        At June 30, 2010, Constellation Energy had a total face amount of $9.7 billion in guarantees outstanding, of which $8.6 billion related to our Generation and NewEnergy businesses. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was $2 billion at June 30, 2010, which represents the total amount the parent company could be required to fund based on June 30, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements beginning on page 19.

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

EVaR	Quarter Ended June 30, 2010

(In millions)
95% Confidence Level, One-Day Holding Period
Quarter end	$57.2
Average	54.8
High	63.3
Low	43.5

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

Total Mark-to-Market VaR	Quarter Ended June 30, 2010

(In millions)
99% Confidence Level, One-Day Holding Period
Quarter end	$7.2
Average	6.2
High	10.0
Low	4.8
95% Confidence Level, One-Day Holding Period
Quarter end	5.5
Average	4.7
High	7.6
Low	3.6
95% Confidence Level, Ten-Day Holding Period
Quarter end	17.3
Average	15.0
High	24.1
Low	11.5

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

        As of June 30, 2010 and December 31, 2009, counterparties in our credit portfolio had the following public credit ratings:

	June 30, 2010	December 31, 2009

Rating
Investment Grade[1]	45%	43%
Non-Investment Grade	2	2
Not Rated	53	55

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $1.4 billion at June 30, 2010 compared to $1.5 billion at December 31, 2009. This decrease was mostly driven by a reduction in our CENG credit concentration exposure, which is not externally rated and a decrease in our portfolio's credit exposure to unrated natural gas customers, international coal customers, and freight customers that do not have public credit ratings as a result of the divestiture of these operations in 2009.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $1.2 billion or 83% of the exposure to not rated counterparties was rated investment grade equivalent at June 30, 2010 and approximately $1.2 billion or 81% was rated investment grade equivalent at December 31, 2009.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings:

	June 30, 2010	December 31, 2009

Investment Grade Equivalent	89%	88%
Non-Investment Grade	11	12

        Our total exposure, net of collateral, to counterparties across our entire wholesale portfolio is $2.7 billion as of June 30, 2010. The top ten counterparties account for approximately 54% of our total exposure with approximately 4% of that exposure being non-investment grade.

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

        We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. As of June 30, 2010, two counterparties, CENG and a large power cooperative, comprise exposure concentrations of 17% and 11%, respectively. No counterparties based in a single country other than the United States in aggregate comprise more than 10% of the total exposure of the portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  hedging activities in the Notes to Consolidated Financial Statements beginning on page 23,
  •
  activities of our Generation and NewEnergy businesses in their respective section of Management's Discussion and Analysis beginning on page 43,
  •
  evaluation of commodity and credit risk in the Risk Management section of Management's Discussion and Analysis beginning on page 63, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 39.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements beginning on page 20.

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amounts of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)

April 1 – April 30, 2010	3,539	$35.43	—	—
May 1 – May 31, 2010	121	38.50	—	—
June 1 – June 30, 2010	2,817	34.31	—	—

Total	6,477	$35.00	—	—

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

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  •
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  •
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities and new nuclear generation development projects,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  •
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted in those markets,
  •
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy deregulation, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety, or environmental compliance,
  •
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  •
  the ability of BGE to recover all its costs associated with providing customers service,
  •
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, acts of war, catastrophic events, and other events beyond our control,
  •
  the impact of industry consolidation,
  •
  the impact of increased energy conservation and use of renewable energy,
  •
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices, and
  •
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (SEC) for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assumes responsibility to update these forward looking statements.

Item 6. Exhibits

Exhibit No. 10(a)*+	Amended and Restated 2007 Long-Term Incentive Plan. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated June 4, 2010, File No. 1-12869.)
Exhibit No. 10(b)+	Benefits Restoration Plan, amended and restated effective June 1, 2010.
Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 101.INS	XBRL Instance Document
Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit No. 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit No. 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit No. 101.DEF	XBRL Taxonomy Definition Linkbase Document

*
Incorporated by reference.
+
Management contract or compensatory plan or arrangement.

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

CONSTELLATION ENERGY GROUP, INC (Registrant)
Date: August 6, 2010	/s/ JONATHAN W. THAYER Jonathan W. Thayer, Senior Vice President of Constellation Energy Group, Inc. and as Principal Financial Officer
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: August 6, 2010	/s/ KEVIN W. HADLOCK Kevin W. Hadlock, Senior Vice President of Baltimore Gas and Electric Company and as Principal Financial Officer