Form 10-Q
period 2010-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2010-11-05
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 202,176,662 shares outstanding of Constellation Energy Group, Inc. on October 29, 2010.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$3,114.9	$3,161.7	$8,192.3	$9,371.3
Regulated electric revenues	776.3	788.3	2,178.7	2,250.8
Regulated gas revenues	77.7	77.7	494.4	573.1

Total revenues	3,968.9	4,027.7	10,865.4	12,195.2
Expenses
Fuel and purchased energy expenses	2,977.0	2,650.4	7,606.8	8,555.2
Fuel and purchased energy expenses from affiliate	254.7	—	675.3	—
Operating expenses	417.6	587.7	1,227.7	1,730.6
Merger termination and strategic alternatives costs	—	4.9	—	51.2
Impairment losses and other costs	2,468.4	7.5	2,468.4	103.3
Workforce reduction costs	—	0.4	—	11.6
Depreciation, depletion, and amortization	122.5	149.3	379.2	446.8
Accretion of asset retirement obligations	0.5	18.5	1.4	54.6
Taxes other than income taxes	66.6	74.4	199.0	224.7

Total expenses	6,307.3	3,493.1	12,557.8	11,178.0
Equity Investment Earnings (Losses)	53.4	—	(0.8)	—
Net Gain (Loss) on Divestitures	38.3	(0.3)	43.5	(464.4)

(Loss) Income from Operations	(2,246.7)	534.3	(1,649.7)	552.8
Other (Expense) Income	(18.4)	11.6	(49.6)	(59.7)
Fixed Charges
Interest expense	62.6	102.6	244.5	323.8
Interest capitalized and allowance for borrowed funds used during construction	(5.7)	(22.5)	(30.0)	(65.7)

Total fixed charges	56.9	80.1	214.5	258.1

(Loss) Income from Continuing Operations Before Income Taxes	(2,322.0)	465.8	(1,913.8)	235.0
Income Tax (Benefit) Expense	(947.0)	298.4	(813.9)	159.0

Net (Loss) Income	(1,375.0)	167.4	(1,099.9)	76.0
Less: Net Income Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	31.5	29.8	42.5	53.8

Net (Loss) Income Attributable to Common Stock	$(1,406.5)	$137.6	$(1,142.4)	$22.2

Average Shares of Common Stock Outstanding—Basic	201.1	199.6	200.7	199.1
Average Shares of Common Stock Outstanding—Diluted	201.1	200.8	200.7	199.9

(Loss) Earnings Per Common Share—Basic	$(6.99)	$0.69	$(5.69)	$0.11

(Loss) Earnings Per Common Share—Diluted	$(6.99)	$0.69	$(5.69)	$0.11

Dividends Declared Per Common Share	$0.24	$0.24	$0.72	$0.72

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Net (Loss) Income	$(1,375.0)	$167.4	$(1,099.9)	$76.0
Other comprehensive (loss) income (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net (loss) income, net of taxes	135.4	357.8	423.3	1,225.5
Net unrealized loss on hedging instruments, net of taxes	(149.0)	(27.7)	(311.0)	(424.2)
Available-for-sale securities:
Reclassification of net (gain) loss on sales of securities from OCI to net (loss) income, net of taxes	—	(2.6)	(0.1)	26.9
Net unrealized gain on securities, net of taxes	0.2	56.7	0.4	75.6
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	5.6	7.4	16.4	29.5
Net unrealized gain (loss) on foreign currency, net of taxes	0.7	2.4	(8.3)	6.9
Other comprehensive income—equity investment in CENG, net of taxes	22.3	—	10.1	—
Other comprehensive income (loss)—other equity method investees, net of taxes	0.2	(1.1)	(0.3)	2.2

Comprehensive (loss) income	(1,359.6)	560.3	(969.4)	1,018.4
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	31.5	29.8	42.5	53.8

Comprehensive (Loss) Income Attributable to Common Stock	$(1,391.1)	$530.5	$(1,011.9)	$964.6

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2010*	December 31, 2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,295.2	$3,440.0
Accounts receivable (net of allowance for uncollectibles of $78.8 and $80.4, respectively)	1,986.9	1,778.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $99.1 and $80.2, respectively)	298.1	359.4
Fuel stocks	319.8	314.9
Materials and supplies	105.5	93.3
Derivative assets	546.1	639.1
Unamortized energy contract assets (includes $391.5 and $371.3, respectively, related to CENG)	538.3	436.5
Restricted cash	52.2	2.7
Restricted cash—consolidated variable interest entities	72.7	24.3
Deferred income taxes	14.5	127.9
Other	285.4	244.4

Total current assets	5,514.7	7,460.7

Investments and Other Noncurrent Assets
Investment in CENG	2,970.4	5,222.9
Other investments	201.6	424.3
Regulatory assets (net)	375.9	414.4
Goodwill	25.5	25.5
Derivative assets	456.5	633.9
Unamortized energy contract assets (includes $106.4 and $400.9, respectively, related to CENG)	244.0	604.7
Other	241.8	304.2

Total investments and other noncurrent assets	4,515.7	7,629.9

Property, Plant and Equipment
Property, plant and equipment	13,445.9	12,534.5
Accumulated depreciation	(4,310.7)	(4,080.7)

Net property, plant and equipment	9,135.2	8,453.8

Total Assets	$19,165.6	$23,544.4

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2010*	December 31, 2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$37.0	$46.0
Current portion of long-term debt	—	0.4
Current portion of long-term debt—consolidated variable interest entities	58.1	56.5
Accounts payable	979.5	916.3
Accounts payable—consolidated variable interest entities	155.3	234.2
Derivative liabilities	567.0	632.6
Unamortized energy contract liabilities	166.2	390.1
Accrued taxes	68.4	877.3
Accrued expenses	365.9	409.8
Other	416.1	477.5

Total current liabilities	2,813.5	4,040.7

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,177.5	3,205.5
Asset retirement obligations	30.8	29.3
Derivative liabilities	583.9	674.1
Unamortized energy contract liabilities	436.3	653.7
Defined benefit obligations	729.0	743.9
Deferred investment tax credits	28.7	32.0
Other	298.6	388.8

Total deferred credits and other noncurrent liabilities	4,284.8	5,727.3

Long-term Debt, Net of Current Portion	3,772.2	4,359.6
Long-term Debt, Net of Current Portion—consolidated variable interest entities	424.7	454.4
Equity
Common shareholders' equity:
Common stock	3,297.0	3,229.6
Retained earnings	5,159.4	6,461.0
Accumulated other comprehensive loss	(863.0)	(993.5)

Total common shareholders' equity	7,593.4	8,697.1
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	87.0	75.3

Total equity	7,870.4	8,962.4

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$19,165.6	$23,544.4

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Nine Months Ended September 30,	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net (loss) income	$(1,099.9)	$76.0
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	379.2	446.8
Amortization of nuclear fuel	—	102.7
Amortization of energy contracts and derivatives designated as hedges	198.9	(149.7)
All other amortization	23.4	93.2
Accretion of asset retirement obligations	1.4	54.6
Deferred income taxes	(989.0)	(63.8)
Investment tax credit adjustments	(3.4)	(4.5)
Deferred fuel costs	69.2	55.4
Defined benefit obligation expense	51.2	83.5
Defined benefit obligation payments	(61.0)	(361.2)
Workforce reduction costs	—	11.6
Impairment losses and other costs	2,468.4	103.3
Impairment losses on nuclear decommissioning trust assets	—	62.6
Merger termination and strategic alternatives costs	—	37.2
(Gain) loss on divestitures	(43.5)	464.4
Equity in earnings of affiliates less than dividends received	30.3	17.8
Derivative contracts classified as financing activities	128.9	1,007.0
Changes in:
Accounts receivable, excluding margin	(75.2)	754.2
Derivative assets and liabilities, excluding collateral	251.4	125.0
Net collateral and margin	(201.5)	1,504.8
Materials, supplies, and fuel stocks	39.8	239.8
Other current assets	(64.8)	223.9
Accounts payable	(21.1)	(1,010.9)
Accrued taxes and other current liabilities	(1,026.5)	48.8
Other	(76.8)	53.1

Net cash (used in) provided by operating activities	(20.6)	3,975.6

Cash Flows From Investing Activities
Investments in property, plant and equipment	(709.5)	(1,243.2)
Asset and business acquisitions, net of cash acquired	(372.9)	(20.8)
Investments in nuclear decommissioning trust fund securities	—	(349.5)
Proceeds from nuclear decommissioning trust fund securities	—	330.8
Proceeds from sales of investments and other assets	93.8	81.1
Proceeds from investment tax credits and grants related to renewable energy investments	40.0	—
Contract and portfolio acquisitions	(208.8)	(2,153.7)
(Increase) decrease in restricted funds	(79.0)	979.9
Other	(31.1)	(15.8)

Net cash used in investing activities	(1,267.5)	(2,391.2)

Cash Flows From Financing Activities
Net repayment of short-term borrowings	(9.0)	(520.8)
Proceeds from issuance of common stock	11.4	24.4
Proceeds from issuance of long-term debt	—	121.1
Repayment of long-term debt	(632.1)	(1,680.6)
Debt issuance costs	(0.7)	(67.8)
Common stock dividends paid	(138.8)	(179.6)
BGE preference stock dividends paid	(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions	52.5	2,263.1
Derivative contracts classified as financing activities	(128.9)	(1,007.0)
Other	(1.2)	13.1

Net cash used in financing activities	(856.7)	(1,044.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,144.8)	540.4
Cash and Cash Equivalents at Beginning of Period	3,440.0	202.2

Cash and Cash Equivalents at End of Period	$1,295.2	$742.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues
Electric revenues	$776.4	$788.3	$2,178.8	$2,250.8
Gas revenues	79.7	78.2	498.1	576.8

Total revenues	856.1	866.5	2,676.9	2,827.6
Expenses
Operating expenses
Electricity purchased for resale	362.5	352.3	998.9	933.2
Electricity purchased for resale from affiliate	134.3	155.9	372.9	502.7
Gas purchased for resale	32.7	31.2	269.3	340.9
Operations and maintenance	124.3	110.6	363.4	337.0
Operations and maintenance from affiliate	28.4	32.0	84.8	81.5
Depreciation and amortization	52.7	61.7	181.0	194.3
Taxes other than income taxes	45.6	44.1	138.2	136.3

Total expenses	780.5	787.8	2,408.5	2,525.9

Income from Operations	75.6	78.7	268.4	301.7
Other Income	5.2	7.0	17.2	21.7
Fixed Charges
Interest expense	34.0	35.9	102.3	108.6
Allowance for borrowed funds used during construction	(1.4)	(1.1)	(4.2)	(3.2)

Total fixed charges	32.6	34.8	98.1	105.4

Income Before Income Taxes	48.2	50.9	187.5	218.0
Income Taxes	16.4	18.6	74.3	84.7

Net Income	31.8	32.3	113.2	133.3
Preference Stock Dividends	3.3	3.3	9.9	9.9

Net Income Attributable to Common Stock before Noncontrolling Interests	28.5	29.0	103.3	123.4
Net Income Attributable to Noncontrolling Interests	—	(0.4)	—	(0.4)

Net Income Attributable to Common Stock	$28.5	$28.6	$103.3	$123.0

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2010*	December 31, 2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$250.5	$13.6
Accounts receivable (net of allowance for uncollectibles of $33.3 and $46.2, respectively)	359.7	311.7
Accounts receivable, unbilled (net of allowance for uncollectibles of $1.0 and $1.0, respectively)	196.8	252.7
Investment in cash pool, affiliated company	—	314.7
Accounts receivable, affiliated companies	1.9	15.4
Fuel stocks	83.6	73.8
Materials and supplies	32.2	31.9
Prepaid taxes other than income taxes	76.5	49.5
Regulatory assets (net)	69.1	72.5
Restricted cash—consolidated variable interest entity	50.3	24.3
Deferred income taxes	—	11.2
Other	7.4	11.3

Total current assets	1,128.0	1,182.6

Investments and Other Assets
Regulatory assets (net)	375.9	414.4
Receivable, affiliated company	323.6	326.2
Other	49.9	98.2

Total investments and other assets	749.4	838.8

Utility Plant
Plant in service
Electric	4,998.7	4,772.4
Gas	1,300.2	1,260.6
Common	503.3	499.0

Total plant in service	6,802.2	6,532.0
Accumulated depreciation	(2,417.8)	(2,318.2)

Net plant in service	4,384.4	4,213.8
Construction work in progress	231.9	215.5
Plant held for future use	6.1	2.4

Net utility plant	4,622.4	4,431.7

Total Assets	$6,499.8	$6,453.1

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2010*	December 31, 2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$46.0
Current portion of long-term debt—consolidated variable interest entity	58.1	56.5
Accounts payable	187.0	166.0
Accounts payable, affiliated companies	86.2	98.3
Customer deposits	78.9	76.0
Deferred income taxes	35.2	—
Accrued taxes	119.1	80.2
Residential customer rate credit	—	112.4
Liability for uncertain tax positions	65.6	—
Accrued expenses and other	106.6	96.1

Total current liabilities	736.7	731.5

Deferred Credits and Other Liabilities
Deferred income taxes	1,144.6	1,087.6
Payable, affiliated company	244.3	243.4
Deferred investment tax credits	8.7	9.5
Liability for uncertain tax positions	0.6	73.3
Other	20.8	20.0

Total deferred credits and other liabilities	1,419.0	1,433.8

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	482.8	510.9
Other long-term debt	1,431.5	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(2.0)	(2.2)
Current portion of long-term debt—consolidated variable interest entity	(58.1)	(56.5)

Total long-term debt	2,111.9	2,141.4

Equity
Common shareholder's equity	2,042.2	1,938.8
Preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interest	—	17.6

Total equity	2,232.2	2,146.4

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$6,499.8	$6,453.1

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Nine Months Ended September 30,	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net income	$113.2	$133.3
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	181.0	194.3
Other amortization	3.3	6.6
Deferred income taxes	97.0	289.7
Investment tax credit adjustments	(0.8)	(0.8)
Deferred fuel costs	69.2	55.4
Defined benefit plan expenses	26.0	25.7
Allowance for equity funds used during construction	(7.7)	(6.1)
Changes in:
Accounts receivable	6.1	75.2
Accounts receivable, affiliated companies	13.5	2.6
Materials, supplies, and fuel stocks	(10.1)	60.7
Income tax receivable (net)	—	(184.6)
Other current assets	(23.6)	(7.0)
Accounts payable	21.6	(106.8)
Accounts payable, affiliated companies	(12.1)	(20.3)
Other current liabilities	(14.6)	(66.9)
Long-term receivables and payables, affiliated companies	(22.5)	(185.8)
Other	(104.9)	38.9

Net cash provided by operating activities	334.6	304.1

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(323.0)	(265.8)
Change in cash pool at parent	314.7	71.6
Proceeds from sales of investments and other assets	20.9	—
Increase in restricted funds	(26.0)	(22.3)

Net cash used in investing activities	(13.4)	(216.5)

Cash Flows From Financing Activities
Repayment of long-term debt	(28.1)	(51.6)
Net repayment of short-term borrowings	(46.0)	(35.1)
Debt issuance costs	(0.3)	(0.5)
Contribution from noncontrolling interest	—	8.0
Preference stock dividends paid	(9.9)	(9.9)

Net cash used in financing activities	(84.3)	(89.1)

Net Increase (Decrease) in Cash and Cash Equivalents	236.9	(1.5)
Cash and Cash Equivalents at Beginning of Period	13.6	10.7

Cash and Cash Equivalents at End of Period	$250.5	$9.2

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

Reclassifications

In accordance with the presentation requirements for consolidated variable interest entities (VIEs), which we adopted on January 1, 2010, we have separately presented the following material assets and liabilities of these VIEs on our, and/or BGE's, Consolidated Balance Sheets:

  -
  "Accounts receivable—consolidated variable interest entities,"
  -
  "Restricted cash—consolidated variable interest entities,"
  -
  "Current portion of long-term debt—consolidated variable interest entities,"
  -
  "Accounts payable—consolidated variable interest entities," and
  -
  "Long-term Debt, Net of Current Portion—consolidated variable interest entities."

        We discuss our adoption of the reporting requirements for consolidated variable interest entities below in the Variable Interest Entities section.

        We have also reclassified certain prior-period amounts:

  -
  We have separately presented "Other comprehensive income (loss)—other equity method investees, net of taxes" that was previously reported within "Reclassification of net loss on hedging instruments from OCI to net (loss) income, net of taxes" and "Net unrealized loss on hedging instruments, net of taxes" on our Consolidated Statements of Comprehensive Income (Loss).
  -
  We have separately presented "Electricity purchased for resale from affiliate" that was previously reported within "Electricity purchased for resale" on BGE's Consolidated Statements of Income.
  -
  We have separately presented "Operations and maintenance from affiliate" that was previously reported within "Operations and maintenance" on BGE's Consolidated Statements of Income.
  -
  We have separately presented "Accounts Payable" that was previously reported within "Accounts Payable and Accrued Liabilities" on our Consolidated Balance Sheets.
  -
  We have separately presented "Liability for uncertain tax positions" that was previously reported within "Accrued taxes" on BGE's Consolidated Balance Sheets.

Comprehensive Agreement with EDF Group

As discussed in our 2009 Annual Report on Form 10-K, we own interests in two nuclear joint ventures, Constellation Energy Nuclear Group, LLC (CENG) UniStar Nuclear Energy, LLC (UNE), along with EDF Group and related entities (EDF), and we also had an asset put arrangement with EDF. As of September 30, 2010, we recorded impairment charges on our investments in CENG and UNE. We discuss these charges in more detail in Impairment Losses and Other Costs note.

        On October 26, 2010, we reached a comprehensive agreement with EDF that restructures the relationship between our two companies, eliminates the outstanding asset put arrangement, and establishes the full ownership of UNE by EDF. This comprehensive agreement was approved by the boards of directors of both Constellation Energy and EDF and includes the following significant terms:

  -
  EDF will acquire our 50% ownership interest in UNE. Upon completion of this transaction, EDF will be the sole owner of UNE, and we will no longer have responsibility for developing or financing a new nuclear plant at Calvert Cliffs.
  -
  We will terminate our rights under the existing asset put arrangement and, as a result, will not sell any of our plants to EDF.
  -
  EDF will pay us $140 million cash and transfer to us 2.4 million of the shares of Constellation Energy common stock that it owns.
  -
  EDF will relinquish its seat on our Board of Directors, and the existing investor agreement between the companies will be terminated (which includes a "standstill" provision).

        We closed this transaction on November 3, 2010, and we expect to record a pre-tax gain of approximately $0.2 billion in the fourth quarter of 2010. Further, EDF will transfer 0.1 million shares of Constellation Energy common stock to us upon the effectiveness of a shelf registration statement that we are required to file with the Securities and Exchange Commission to register EDF's remaining shares of Constellation Energy common stock.

        In addition, upon receipt of necessary approvals:

  -
  We will cause CENG to transfer to UNE potential new nuclear sites at the Nine Mile Point and Ginna nuclear generating plants in New York State.
  -
  EDF will transfer to us an additional 1.0 million of the shares of Constellation Energy common stock that it owns.

        We and EDF will remain owners in CENG under the same ownership percentages—Constellation Energy holding a 50.01% interest and EDF holding a 49.99% interest. Further:

  -
  The power purchase agreement between CENG and each of Constellation Energy and EDF will be modified to be unit contingent through the end of its term in 2014. In addition, beginning on January 1, 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants that is not sold to third parties under the pre-existing PPAs and EDF will purchase 49.99% of that output.
  -
  The administrative services agreement, which specifies payment to us for providing administrative support services to CENG, will be extended through 2017.

Variable Interest Entities

Effective January 1, 2010, we adopted new accounting, presentation, and disclosure requirements related to VIEs. As a result of our assessment and implementation of the new requirements, our accounting and disclosures related to VIEs were impacted as follows:

  -
  We have presented separately on our Consolidated Balance Sheets, to the extent material, the assets of our consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit.
  -
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

        The BondCo assets are restricted and can only be used to settle the obligations of BondCo. Further, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During the quarter and nine months ended September 30, 2010, BGE remitted $26.7 million and $68.7 million, respectively, to BondCo.

        BGE did not provide any additional financial support to BondCo during the quarter and nine months ended September 30, 2010. Further, BGE does not have any contractual commitments or obligations to provide additional financial support to BondCo unless additional rate stabilization bonds are issued. The BondCo creditors do not have any recourse to the general credit of BGE in the event the rate stabilization charges are not sufficient to cover the bond principal and interest payments of BondCo.

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

  -
  The assets of the retail gas entity group must be used to settle obligations under the third party gas supply agreement before it can make any distributions to us,

  -
  The third party gas supplier has a collateral interest in all of the assets and equity of the retail gas entity group, and
  -
  As of September 30, 2010, we provided a $100 million parental guarantee and a $47 million letter of credit to the third party gas supplier in support of the retail gas entity group.

        Other than credit support provided by the parental guarantee and the letter of credit, we do not have any contractual or other obligations to provide additional financial support to the retail gas entity group. The retail gas entity group creditors do not have any recourse to our general credit. Finally, we did not provide any financial support to the retail gas entity group during the quarter and nine months ended September 30, 2010, other than the parental guarantee and the letter of credit.

        We also consolidate a retail power supply VIE for which we became the primary beneficiary in 2008 as a result of a modification to its contractual arrangements that changed the allocation of the economic risks and rewards of the VIE among the variable interest holders. The consolidation of this VIE did not have a material impact on our financial results or financial condition.

        The carrying amounts and classification of the above three consolidated VIEs' assets and liabilities included in our consolidated financial statements at September 30, 2010 are as follows:

(In millions)

Current assets	$593.9
Noncurrent assets	76.3

Total Assets	$670.2

Current liabilities	$361.7
Noncurrent liabilities	440.0

Total Liabilities	$801.7

        All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

Unconsolidated Variable Interest Entities

As of September 30, 2010, we had significant interests in six VIEs for which we were not the primary beneficiary. Other than the obligations listed in the table below, we have not provided any material financial or other support to these entities during the quarter and nine months ended September 30, 2010 and we do not intend to provide any additional financial or other support to these entities in the future.

        The nature of these entities and our involvement with them are described in the following table:

VIE Category	Nature of Entity Financing	Nature of Constellation Energy Involvement	Obligations or Requirement to Provide Financial Support	Date of Involvement

Power contract monetization entities (2 entities)	Combination of debt and equity financing	Power sale agreements, loans, and guarantees	$27.9 million in letters of credit	March 2005
Power projects and fuel supply entities (4 entities)	Combination of debt and equity financing	Equity investments and guarantees	$5.0 million debt guarantee and working capital funding	Prior to 2003

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

        The following is summary information available as of September 30, 2010 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$495.9	$304.9	$800.8
Total liabilities	385.6	118.8	504.4
Our ownership interest	—	50.7	50.7
Other ownership interests	110.3	135.4	245.7
Our maximum exposure to loss	27.9	56.7	84.6
Carrying amount and location of variable interest on balance sheet:
-Other investments	—	51.7	51.7

        Our maximum exposure to loss is the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all obligations associated with these entities. Our maximum exposure to loss as of September 30, 2010 consists of the following:

  -
  the carrying amount of our investment totaling $51.7 million, and
  -
  debt and payment guarantees totaling $32.9 million.

        We assess the risk of a loss equal to our maximum exposure to be remote and, accordingly have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of our variable interests in these VIEs.

Impairment Losses and Other Costs

Impairment Evaluations

We discuss our policy for evaluation of assets for impairment and other than temporary declines in value in Note 1 of our 2009 Annual Report on Form 10-K. We perform impairment evaluations for our long-lived assets, equity-method and cost-method investments, and goodwill when events occur that indicate that the potential for an impairment exists.

        During the third quarter of 2010, the following events resulted in the need for us to perform impairment evaluations of our equity method investments as well as the power plants we own:

  -
  commodity prices declined substantially,
  -
  there was a decrease in certainty around the timing and extent of environmental legislation,
  -
  we completed a process that led us to reject the terms and conditions of a Department of Energy (DOE) loan guarantee related to the development of a new nuclear power plant, and
  -
  with respect to our investments in UNE and CENG, certain contractual issues with our partner remained unresolved as of the end of the third quarter of 2010.

        As a result of these evaluations, we recorded impairments of several of our equity method investments. We describe the impairment evaluations we performed in the following sections.

Equity Method Investments

We evaluated certain of our equity method investments in light of recent declines in commodity prices and the completion of the process that led to our rejection of the terms and conditions of the DOE loan guarantee for the development of new nuclear assets. The investments we evaluated include our investment in CENG, our investment in UNE, and our investments in certain qualifying facilities.

        We record an impairment if an investment has experienced a decline in fair value to a level less than our carrying value and the decline is "other than temporary." We do not record an impairment if the decline in value is temporary and we have the ability to recover the carrying amount of our investment. In making this determination, we evaluate the reasons for an investment's decline in value, the extent and length of that decline, and factors that indicate whether and when the value will recover.

CENG

As of September 30, 2010, the estimated fair value of our investment in CENG was $2.9 billion, which was lower than its carrying value of $5.2 billion. The carrying value of our investment reflected fair value as of the November 9, 2009 closing of EDF's investment in CENG. At that time, we were required to deconsolidate CENG and record our retained investment at fair value. We describe this transaction in more detail in Note 2 of our 2009 Annual Report on Form 10-K.

        There is no active market for the ownership interests in CENG or comparable entities that solely operate nuclear power plants. Therefore, we were required to exercise significant judgment in estimating the fair value of our investment based upon information that a market participant would consider. We believe our estimate incorporates the best data available as of September 30, 2010 for each input, which we describe below. However, the resulting fair value amount remains an estimate and is subject to change in the future based upon changes in any of the inputs or the underlying operating, market, and economic conditions we considered.

        Because of the absence of relevant market transactions for similar entities, we estimated the fair value of CENG using discounted future cash flows based upon inputs that we believe reflect a market participant's perspective. Our methodology was consistent with the methodology used to estimate fair value in November 2009. The most significant inputs to our estimate of fair value include expectations of nuclear plant performance, future power prices, nuclear fuel and operating costs, forecasted capital expenditures, existing power sales commitments and a discounting factor reflective of an investor's required risk-adjusted return. To the extent possible, we considered available market information and other third-party data for each of the inputs. However, because of the long operating lives of nuclear power plants, we were required to estimate inputs for many years beyond periods for which observable market data is available. Additionally, we compared the inputs to relevant historical information, and we benchmarked our valuation using implied market data of other companies that own nuclear generation facilities.

        Upon completion of our evaluation, we determined that the fair value of our investment in CENG had declined by approximately $2.3 billion on a pre-tax basis. The decline in fair value is primarily attributable to the following factors:

  -
  significant declines in power prices, particularly in the third quarter of 2010,
  -
  decreases in the market price of natural gas that adversely impact the level of and potential for recovery in power prices in the near term,
  -
  uncertainty regarding the timing and provisions of carbon and other potential environmental legislation negatively impacting estimated future power prices, and
  -
  an increase in the discount rate reflecting higher risk-adjusted required returns for nuclear power plants.

        Based upon the extent of the decline below carrying value, the fundamental reasons for the decline, and our assessment that a sufficient improvement in these factors necessary to produce a recovery in fair value is not likely to occur in the near term, we determined that the decline is other than temporary. Therefore, we recorded an approximately $2.3 billion pre-tax impairment charge during the quarter ended September 30, 2010 to write-down our investment to fair value as of that date. We recorded this charge in "Impairment losses and other costs" in our Consolidated Statements of Income (Loss). To the extent that the fair value of our investment declines further in future quarters, we may record additional write-downs if we determine that any additional declines are other than temporary.

UNE

As of September 30, 2010, the estimated fair value of our investment in UNE is zero as compared to its carrying value of $143.4 million.

        Prior to the third quarter of 2010, we believed that we would recover our investment in UNE through the development and operation of a new nuclear power plant. However, during the third quarter of 2010, several factors led to a decline in the fair value of our investment, including:

  -
  economics of nuclear baseload generation have deteriorated substantially for reasons described above for CENG, and
  -
  we were unable to negotiate acceptable loan guarantee terms, culminating a process that led us to reject the DOE loan guarantee due to an uneconomic level of costs.

        As a result of evaluating these factors, we determined that, as of September 30, 2010, we would not be able to recover the value of our investment. Our determination was based primarily on market-related factors that indicate that a market participant would assign little or no value to this entity due to the absence of a DOE loan guarantee.

        We also evaluated whether this decline in fair value is temporary. Based upon the nature of the factors leading to the decline, we determined, at September 30, 2010, that it is unlikely that these matters would be resolved in the near term in a way that would permit recovery in the fair value of our investment. Therefore, we concluded that the decline in the value of our investment in UNE is other than temporary, and we recorded a $143.4 million pre-tax impairment charge during the quarter ended September 30, 2010 to write-down our investment to estimated fair value as of that date. We recorded this charge in "Impairment losses and other costs" in our Consolidated Statements of Income (Loss).

Qualifying Facilities

As a result of the significant declines in power prices during the third quarter of 2010, we determined that the fair values of three of our equity method investments in coal-fired generating plants in California declined substantially below book value. As a result, we recorded a $50.0 million pre-tax impairment charge during the quarter ended September 30, 2010 to write down our investments to fair value as of that date. We recorded this charge in the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss).

Generating Plants

We evaluated the impact of the events that occurred during the third quarter of 2010 on the recoverability of our generating plants. As discussed in Note 1 of our 2009 Annual Report on Form 10-K, we evaluated whether these plants would generate undiscounted cash flows from operations that are at least sufficient to recover the carrying value of our investment. Based upon our consideration of these events, the primary impact of which is a reduction in power prices, and the status of the generating plants' activities, we determined that our generating plants were not impaired as of September 30, 2010.

Goodwill

We performed our annual impairment review in the quarter ended September 30, 2010 and determined that our goodwill is not impaired.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net (loss) income attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Non-dilutive stock options	5.8	4.7	5.5	5.2
Dilutive common stock equivalent shares	1.7	1.2	1.7	0.8

As a result of the Company incurring a loss for the quarter and nine months ended September 30, 2010, dilutive common stock equivalent shares were not included in calculating diluted EPS.

Acquisitions

Criterion Wind Project

In April 2010, we completed the acquisition of the Criterion wind project in Garrett County, Maryland. This 70 MW wind energy project will be developed, constructed, and owned by our Generation business and is expected to have a completed cost of approximately $140 million. We expect to place this facility in commercial operation during the fourth quarter of 2010.

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

        Our final purchase price allocation related to the major classes of assets acquired and liabilities assumed are as follows:

At May 17, 2010
Current assets	$8.6
Property, plant and equipment	367.4

Total assets acquired	376.0

Current liabilities	(3.1)

Net assets acquired	$372.9

        The pro-forma impact of this acquisition would not have been material to our results of operations for the quarter and nine months ended September 30, 2010 and 2009.

Boston Generating Power Plants

In August 2010, we signed an asset purchase agreement to acquire Boston Generating's 2,950 MW fleet of gas-fired generating plants for approximately $1.1 billion, subject to a working capital adjustment. The proposed acquisition is expected to be consummated through a court-approved bankruptcy proceeding initiated by Boston Generating. The consummation of the acquisition is subject to the approval of the asset purchase agreement by the bankruptcy court following an auction of the plants that is being held in the fourth quarter of 2010 under the supervision of the bankruptcy court. If we are successful in this auction process, we would acquire the following five power plants located in the Boston, Massachusetts area:

  -
  Mystic 7—574 MW,
  -
  Mystic 8 and 9—1,580 MW,
  -
  Fore River—787 MW, and
  -
  Mystic Jet, a fuel oil plant—9 MW.

        Upon signing the asset purchase agreement, we deposited $50.0 million, which is to be applied towards the purchase price, into an escrow account. We have recorded this deposit in "Restricted cash—current" on our Consolidated Balance Sheets.

        We expect to fund this acquisition through a mix of cash on hand and debt financing.

CPower

In October 2010, we acquired CPower, an energy management and demand response provider, for approximately $78 million in cash, including estimated closing adjustments. CPower designs and manages programs that allow its customers to reduce electricity demand at times of peak usage. We will include CPower's results of operations as part of our NewEnergy business segment beginning at the date of acquisition.

Divestiture

BGE

In January 2010, BGE completed the sale of its interest in a nonregulated subsidiary that owns a district chilled water facility to a third party. BGE received net cash proceeds of $20.9 million. No gain or loss was recorded on this transaction in 2010. BGE has no further involvement in the activities of this entity.

Mammoth Lakes Geothermal Generating Facility

In August 2010, we completed the sale of our 50% equity interest in the Mammoth Lakes geothermal generating facility in California. We received net cash proceeds of $72.5 million. Our Generation business recorded a $38.0 million pre-tax gain on this transaction. We have no further involvement in the activities of this generating facility.

Investment in CENG

On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG, our nuclear generation and operation business, to EDF. As a result of this transaction, we retained a 50.01% economic interest in CENG, but we and EDF have equal voting rights over the activities of CENG. Accordingly, we deconsolidated CENG and began to record our investment in CENG under the equity method of accounting. For the quarter and nine months ended September 30, 2010, our equity investment earnings were as follows:

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010

	(In millions)
CENG	$95.1	$158.7
Amortization of basis difference in CENG	(52.4)	(156.6)

Total equity investment earnings—CENG[1]	$42.7	$2.1

1 For the quarter and nine months ended September 30, 2010, total equity investment earnings in CENG includes $0.5 million and $2.1 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF.

        The basis difference is the difference between the fair value of our investment in CENG at closing and our share of the underlying equity in CENG, because the underlying assets of CENG were retained at their carrying value. See Note 2 to our 2009 Annual Report on Form 10-K for a more detailed discussion.

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG will be lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended September 30, 2010. We discuss the impairment charge in more detail in the Impairment Losses and Other Costs note.

        Summarized income statement information for CENG for the quarter and nine months ended September 30, 2010 is as follows:

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010

	(In millions)
Revenues	$456.2	$1,193.2
Fuel and purchased energy expenses	54.6	166.4
Income from operations	180.0	290.7
Net income	191.1	321.5

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

        Our reportable operating segments are Generation, NewEnergy (referred to as Customer Supply in our 2009 Annual Report on Form 10-K), Regulated Electric, and Regulated Gas:

  -
  Our Generation business includes:
  —
  a power generation and development operation that owns, operates and maintains fossil and renewable generating facilities, a fuel processing facility, qualifying facilities, and power projects in the United States and Canada,
  —
  an operation that manages certain contractually owned physical assets, including generating facilities,
  —
  an interest in a nuclear generation joint venture (CENG) that owns, operates, and maintains five nuclear generating units, and
  —
  an interest in a joint venture (UNE) to develop, own, and operate new nuclear projects in the United States. In October 2010, as part of a comprehensive agreement with EDF, we agreed to sell our 50% interest in UNE to EDF.
  -
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
  -
  Our regulated electric business purchases, transmits, distributes, and sells electricity in Central Maryland.
  -
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

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
Quarter ended September 30,
2010
Unaffiliated revenues	$328.7	$2,786.1	$776.3	$77.7	$0.1	$—	$3,968.9
Intersegment revenues	258.9	134.2	0.1	2.0	—	(395.2)	—

Total revenues	587.6	2,920.3	776.4	79.7	0.1	(395.2)	3,968.9
Net (loss) income	(1,420.1)	13.4	37.6	(5.8)	(0.1)	—	(1,375.0)
Net (loss) income attributable to common stock	(1,420.1)	(14.8)	35.0	(6.5)	(0.1)	—	(1,406.5)
2009
Unaffiliated revenues	$239.3	$2,917.2	$788.3	$77.7	$5.2	$—	$4,027.7
Intersegment revenues	615.1	(25.2)	—	0.5	0.1	(590.5)	—

Total revenues	854.4	2,892.0	788.3	78.2	5.3	(590.5)	4,027.7
Net income (loss)	156.5	(17.6)	42.3	(10.5)	(3.3)	—	167.4
Net income (loss) attributable to common stock	156.5	(43.9)	39.8	(11.3)	(3.5)	—	137.6
Nine months ended September 30,
2010
Unaffiliated revenues	$902.9	$7,289.2	$2,178.7	$494.4	$0.2	$—	$10,865.4
Intersegment revenues	814.9	372.8	0.1	3.7	—	(1,191.5)	—

Total revenues	1,717.8	7,662.0	2,178.8	498.1	0.2	(1,191.5)	10,865.4
Net (loss) income	(1,377.7)	168.3	85.7	27.5	(3.7)	—	(1,099.9)
Net (loss) income attributable to common stock	(1,377.7)	135.7	78.0	25.3	(3.7)	—	(1,142.4)
2009
Unaffiliated revenues	$589.4	$8,771.2	$2,250.8	$573.1	$10.7	$—	$12,195.2
Intersegment revenues	1,733.0	113.7	—	3.7	0.1	(1,850.5)	—

Total revenues	2,322.4	8,884.9	2,250.8	576.8	10.8	(1,850.5)	12,195.2
Net income (loss)	260.1	(310.0)	109.8	22.9	(6.8)	—	76.0
Net income (loss) attributable to common stock	260.1	(353.6)	102.2	20.6	(7.1)	—	22.2

Certain prior-period amounts have been restated to conform with the current period's reportable segment presentation.

Our Generation business operating results for the quarter and nine months ended September 30, 2010 include the following after-tax charges:

  -
  impairment losses and other costs of $1,465.3 million and $1,465.3 million, respectively,
  -
  amortization of basis difference in investment in CENG of $31.5 million and $94.2 million, respectively,
  -
  impact of power purchase agreement with CENG of $28.9 million and $83.7 million, respectively, (amount represents the amortization of our "unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "unamortized energy contract liability"),
  -
  loss on early retirement of 2012 Notes of zero and $30.9 million, respectively,
  -
  gain on sale of Mammoth Lakes geothermal generating facility of $24.7 million and $24.7 million, respectively,
  -
  amortization of credit facility amendment fees in connection with the EDF transaction of $1.9 million and $5.7 million, respectively, and
  -
  deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of zero and $0.8 million, respectively, as a result of healthcare reform legislation enacted in March 2010.

Our NewEnergy business operating results for the quarter and nine months ended September 30, 2010 include the following after-tax charges:

  -
  amortization of credit facility amendment fees in connection with the EDF transaction of $1.0 million and $3.0 million, respectively, and
  -
  deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of zero and $0.1 million, respectively, as a result of healthcare reform legislation enacted in March 2010.

Our Regulated Electric business operating results for the nine months ended September 30, 2010 include an after-tax charge for the deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of $3.1 million as a result of healthcare reform legislation enacted in March 2010.

Our Holding Company and Other businesses operating results for the nine months ended September 30, 2010 include an after-tax charge for the deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of $4.8 million as a result of healthcare reform legislation enacted in March 2010.

Total assets declined approximately $4.4 billion during 2010 due primarily to a decrease in our investment in CENG of $2.3 billion as a result of an impairment charge recorded in the quarter and nine months ended September 30, 2010 and a decrease in cash and cash equivalents of $2.1 billion as a result of income taxes paid on the transaction with EDF, the retirement of debt, and an increase in investments in property, plant and equipment.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Components of net periodic pension benefit cost
Service cost	$9.7	$12.2	$28.3	$41.8
Interest cost	21.7	26.3	63.1	84.6
Expected return on plan assets	(26.0)	(28.6)	(75.9)	(97.1)
Recognized net actuarial loss	8.8	7.5	25.6	29.2
Amortization of prior service cost	1.0	2.8	2.9	8.6
Amount capitalized as construction cost	(2.5)	(2.5)	(7.3)	(7.9)

Net periodic pension benefit cost[1]	$12.7	$17.7	$36.7	$59.2

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $7.9 million for the quarter ended September 30, 2010 and $6.9 million for the quarter ended September 30, 2009. BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $22.7 million for the nine months ended September 30, 2010 and $21.3 million for the nine months ended September 30, 2009. Net periodic pension benefit costs exclude settlement charges of $1.5 million in the nine months ended September 30, 2010 and $1.0 million and $8.7 million in the quarter and nine months ended September 30, 2009, respectively.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$0.6	$1.8	$1.9	$5.4
Interest cost	3.9	6.0	13.6	18.1
Amortization of transition obligation	0.5	0.6	1.6	1.7
Recognized net actuarial loss	0.1	0.6	0.3	1.7
Amortization of prior service cost	(0.6)	(0.9)	(2.0)	(2.7)
Amount capitalized as construction cost	(1.2)	(1.6)	(4.1)	(4.9)

Net periodic postretirement benefit cost[1]	$3.3	$6.5	$11.3	$19.3

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $3.8 million for the quarter ended September 30, 2010 and $4.6 million for the quarter ended September 30, 2009. BGE's portion of our net periodic postretirement benefit costs, excluding amounts capitalized, was $13.2 million for the nine months ended September 30, 2010 and $14.4 million for the nine months ended September 30, 2009.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $9.8 million in pension benefit payments for our non-qualified pension plans and approximately $25.7 million for retiree health and life insurance costs in 2010. We contributed $12.2 million to our qualified pension plans in April 2010, $12.2 million in July 2010, and $12.3 million in October 2010.

Healthcare Reform Legislation

During March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. These laws eliminate the tax exempt status of drug subsidies provided to companies under Medicare Part D after December 31, 2012. As a result of this new legislation, we recorded a noncash charge to reflect additional deferred income tax expense of $8.8 million in the nine months ended September 30, 2010.

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

        Constellation Energy had bank lines of credit under committed credit facilities totaling $4.0 billion at September 30, 2010 for short-term financial needs as follows:

Type of Credit Facility	Amount (In billions)	Expiration Date	Capacity Type

Syndicated Revolver	$2.32	July 2012	Letters of credit and cash
Commodity-linked	0.50	August 2014	Letters of credit and cash
Bilateral	0.55	September 2014	Letters of credit
Bilateral	0.25	December 2014	Letters of credit and cash
Bilateral	0.25	June 2014	Letters of credit and cash
Bilateral	0.15	September 2013	Letters of credit

Total	$4.02

        At September 30, 2010, we had approximately $1.6 billion in letters of credit issued including $0.5 billion in letters of credit issued under the commodity-linked credit facility discussed below and no commercial paper outstanding or direct borrowings under these facilities.

        The commodity-linked credit facility allows for the issuance of letters of credit and, as modified in the third quarter of 2010, for cash borrowings up to a maximum capacity of $0.5 billion. This commodity-linked facility is designed to help manage our contingent collateral requirements associated with the hedging of our NewEnergy business because its capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically.

        In October 2010, Constellation Energy entered into a new $2.5 billion three-year syndicated unsecured revolving credit facility expiring October 15, 2013. This credit facility allows for the issuance of letters of credit and cash borrowings for up to $2.5 billion. This facility replaces the $2.32 billion syndicated revolving credit facility, which has been terminated. In connection with this termination, all security interests granted by Constellation Energy and its subsidiaries under the facility were released.

        At September 30, 2010, Constellation Energy had $37.0 million of short-term notes outstanding with a weighted average effective interest rate of 6.45%.

BGE

BGE has a $600.0 million revolving credit facility expiring in December 2011. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At September 30, 2010, BGE had no commercial paper or direct borrowings outstanding. There were immaterial letters of credit outstanding at September 30, 2010.

Debt

Constellation Energy

As part of our voluntary commitment to reduce our debt by $1 billion with funds received from the EDF transaction, we retired the following debt during the nine months ended September 30, 2010, completing this commitment.

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

Net Available Liquidity

The following table provides a summary of our, and BGE's, net available liquidity at September 30, 2010.

At September 30, 2010	Constellation Energy (excluding BGE)	BGE

	(In billions)
Credit facilities[1]	$3.5	$0.6
Less: Letters of credit issued[1]	(1.1)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.4	0.6
Less: Commercial paper outstanding	—	—

Net available facilities	2.4	0.6
Add: Cash and cash equivalents	1.0	0.3

Cash and facility liquidity	3.4	0.9
Add: EDF put arrangement[2]	1.4	—

Net available liquidity	$4.8	$0.9

1 Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.5 billion in letters of credit issued against it.

2 In November 2010, as part of a comprehensive agreement with EDF, we terminated our rights under the put arrangement. As such, we no longer have the approximate $1.4 billion of additional net available liquidity that the put arrangement offered. We discuss the comprehensive agreement in more detail in the Comprehensive Agreement with EDF note.

Credit Facility Compliance and Covenants

Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2010, the debt to capitalization ratio as defined in the credit agreements was 34%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2010, the debt to capitalization ratio for BGE as defined in this credit agreement was 43%.

        Decreases in Constellation Energy's or BGE's credit ratings would not trigger an early payment on any of our, or BGE's, credit facilities. However, the impact of a credit ratings downgrade on our financial ratios associated with our credit facility covenants would depend on our financial condition at the time of such a downgrade and on the source of funds used to satisfy the incremental collateral obligation resulting from a credit ratings downgrade. For example, if we were to use existing cash balances to fund the cash portion of any additional collateral obligations resulting from a credit ratings downgrade, we would not expect a material impact on our financial ratios. However, if we were to issue long-term debt or use our credit facilities to fund any additional collateral obligations, our financial ratios could be materially affected. Failure by Constellation Energy, or BGE, to comply with these covenants could result in the acceleration of the maturity of the borrowings outstanding and preclude us from issuing letters of credit under these facilities.

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

Income Taxes

We compute the income tax (benefit) expense for each quarter based on the estimated annual effective tax rate for the year. The effective tax rate was 40.8% and 42.5% for the quarter and nine months ended September 30, 2010, respectively, compared to 64.1% and 67.7% for the same periods of 2009. The lower effective tax rate for the quarter and nine months ended September 30, 2010 reflects the absence in 2010 of the impact of unfavorable nondeductible adjustments in 2009 (primarily related to nondeductible dividends on Series B preferred stock and the write-off of unamortized debt discount on senior notes) in relation to the lower estimated 2009 taxable income (primarily attributable to losses on the divestiture of a majority of our international commodities and our Houston-based gas trading operations).

        The BGE effective tax rate was 34.0% and 39.6% for the quarter and nine months ended September 30, 2010, respectively, compared to 36.5% and 38.9% for the same periods of 2009.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2010 and our total unrecognized tax benefits at September 30, 2010:

At September 30, 2010

(In millions)
Total unrecognized tax benefits, January 1, 2010	$312.5
Increases in tax positions related to the current year	4.8
Increases in tax positions related to prior years	15.8
Reductions in tax positions related to prior years	(48.4)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.6)

Total unrecognized tax benefits, September 30, 2010[1]	$284.1

1 BGE's portion of our total unrecognized tax benefits at September 30, 2010 was $95.7 million.

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

        Total unrecognized tax benefits as of September 30, 2010 of $284.1 million include outstanding claims of approximately $66.4 million, including $56.0 million in state tax credits, for which no tax benefit was recorded on our Consolidated Balance Sheet because refunds were not received and the claims do not meet the "more-likely-than-not" threshold.

        If the total amount of unrecognized tax benefits of $284.1 million were ultimately realized, our income tax expense would decrease by approximately $173 million. However, the $173 million includes state tax refund claims of $56.0 million that have been disallowed by tax authorities and are subject to appeals.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax expense (benefit) relating to liabilities for unrecognized tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Interest and penalties recorded as tax expense (benefit)[1]	$3.0	$8.5	$(4.3)	$9.2

1 BGE's portion of interest and penalties was immaterial for both periods presented.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $18.8 million, of which BGE's portion was $3.1 million, at September 30, 2010, and $23.1 million, of which BGE's portion was $1.6 million, at December 31, 2009.

Taxes Other Than Income Taxes

Taxes other than income taxes primarily include property and gross receipts taxes along with franchise taxes and other non-income taxes, surcharges, and fees.

        BGE and our NewEnergy business collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges, and fees that are levied by state or local governments on the sale or distribution of gas and electricity. Some of these taxes are imposed on the customer and others are imposed on BGE and our NewEnergy business. Where these taxes, such as sales taxes, are imposed on the customer, we account for these taxes on a net basis with no impact to our Consolidated Statements of Income (Loss). However, where these taxes, such as gross receipts taxes or other surcharges or fees, are imposed on BGE or our NewEnergy business, we account for these taxes on a gross basis. Accordingly, we recognize revenues for these taxes collected from customers along with an offsetting non-income tax expense, which are both included in our, and BGE's, Consolidated Statements of Income (Loss). The taxes, surcharges, or fees that are included in revenues were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Constellation Energy (including BGE)	$31.6	$28.4	$93.1	$82.9
BGE	20.4	19.3	61.6	59.4

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At September 30, 2010	Stated Limit

(In billions)
Constellation Energy guarantees	$9.2
BGE guarantees	0.3

Total guarantees	$9.5

        At September 30, 2010, Constellation Energy had a total of $9.5 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  -
  Constellation Energy guaranteed a face amount of $9.2 billion as follows:
  -
  $8.6 billion on behalf of our Generation and NewEnergy businesses to allow them the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $2 billion at September 30, 2010, which represents the total amount the parent company could be required to fund based on September 30, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
  -
  $0.6 billion primarily on behalf of CENG's nuclear generating facilities for nuclear insurance and credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants. We recorded the fair value of $11.1 million for these guarantees on our Consolidated Balance Sheets.
  -
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II.

Commitments and Contingencies

We have made substantial commitments in connection with our Generation, NewEnergy, regulated electric and gas, and other nonregulated businesses. These commitments relate to:

  -
  purchase of electric generating capacity and energy,
  -
  procurement and delivery of fuels,
  -
  the capacity and transmission and transportation rights for the physical delivery of energy to meet our obligations to our customers, and
  -
  long-term service agreements, capital for construction programs, and other.

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

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. These contracts expire between 2010 and 2012 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From October 1, 2010 to May 2011	100%
From June 2011 to September 2011	75
From October 2011 to May 2012	50
From June 2012 to September 2012	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort settlement agreement approved by the Maryland Public Service Commission (PSC).

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

        At September 30, 2010, the total amount of commitments for purchase obligations was $6.1 billion.

These commitments are primarily related to our Generation and NewEnergy businesses.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. Our load-serving power sales contracts extend for terms through 2019 and provide for the sale of energy to electricity distribution utilities, cooperatives, and certain retail customers. We also enter into contracts to manage the price risk associated with the output of our generating facilities, which extend for terms into 2016. Substantially all long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

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

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed there to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Act of 1934 and restricting the suit to those persons who purchased debentures in the June 2008 offering. We are unable at this time to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

ERISA Actions

In the fall of 2008, multiple class action lawsuits were filed in the United States District Courts for the District of Maryland and the Southern District of New York against Constellation Energy and others in their roles as fiduciaries of the Constellation Energy Employee Savings Plan. The actions, which have been consolidated into one action in Maryland (the Consolidated Action), allege that the defendants, in violation of various sections of ERISA, breached their fiduciary duties to prudently and loyally manage Constellation Energy Savings Plan's assets by designating Constellation Energy common stock as an investment, by failing to properly provide accurate information about the investment, by failing to avoid conflicts of interest, by failing to properly monitor the investment and by failing to properly monitor other fiduciaries. The plaintiffs seek to compel the defendants to reimburse the plaintiffs and the Constellation Energy Savings Plan for all losses resulting from the defendants' breaches of fiduciary duty, to impose a constructive trust on any unjust enrichment, to award actual damages with pre- and post-judgment interest, to award appropriate equitable relief including injunction and restitution and to award costs and expenses, including attorneys' fees. On October 2, 2009, the defendants moved to dismiss the consolidated complaint in its entirety. On August 13, 2010, the District Court of Maryland granted the motion to dismiss the plaintiffs' ERISA complaint, and the time for plaintiffs to file an appeal of the District Court's ruling has expired, thereby concluding this matter.

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

        BGE and Constellation Energy do not know the specific facts necessary to estimate their potential liability for these claims. The specific facts we do not know include:

  -
  the identity of the facilities at which the plaintiffs allegedly worked as contractors,
  -
  the names of the plaintiffs' employers,
  -
  the dates on which and the places where the exposure allegedly occurred, and
  -
  the facts and circumstances relating to the alleged exposure.

        Until the relevant facts are determined, we are unable to estimate what our, or BGE's, liability might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, the potential effect on our, or BGE's, financial results could be material.

Environmental Matters

Solid and Hazardous Waste

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is indemnified by a wholly owned subsidiary of Constellation Energy for most of the costs related to this settlement and clean-up of the site. The potential clean-up costs will not be known until the investigation is closer to completion, which is expected by early 2011 at which time the total cost for site clean-up will be known. The completed investigation will provide a range of remediation alternatives to the EPA, and the EPA is expected to select one of the alternatives by the end of 2011. In addition, the allocation of the costs among the potentially responsible parties is not yet known. The clean-up costs we incur could have a material effect on our financial results.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $10.6 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $6.3 million of these costs as of September 30, 2010, resulting in a remaining liability at September 30, 2010 of $4.3 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

Insurance

We discuss our non-nuclear insurance programs in Note 12 of our 2009 Annual Report on Form 10-K.

Derivative Instruments

Nature of Our Business and Associated Risks

Our business activities primarily include our Generation, NewEnergy, regulated electric and gas businesses. Our Generation and NewEnergy businesses include:

  -
  the generation of electricity from our owned and contractually-controlled physical assets,
  -
  the sale of power, gas, and other energy commodities to wholesale and retail customers, and
  -
  risk management services and energy trading activities.

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

  -
  the risks of unfavorable changes in power prices in the wholesale forward and spot markets in which we sell a portion of the power from our power generation facilities and purchase power to meet our load-serving requirements,
  -
  the risk of unfavorable fuel price changes for the purchase of a portion of the fuel for our generation facilities under short-term contracts or on the spot market. Fuel prices can be volatile, and the price that can be obtained for power produced from such fuel may not change at the same rate as fuel costs.

  -
  the risk that one or more counterparties may fail to perform under their obligations to make payments or deliver fuel or power,
  -
  interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance our operations; and
  -
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

  -
  fixing the price for a portion of anticipated future electricity sales from our generation operations,
  -
  fixing the price of a portion of anticipated fuel purchases for the operation of our power plants,
  -
  fixing the price for a portion of anticipated energy purchases to supply our load-serving customers, and
  -
  managing our exposure to interest rate risk and foreign currency exchange risks.

Non-Risk Management Activities

In addition to the use of derivatives for risk management purposes, we also enter into derivative contracts for trading purposes primarily for:

  -
  optimizing the margin on surplus electricity generation and load positions and surplus fuel supply and demand positions,
  -
  price discovery and verification, and
  -
  deploying limited risk capital in an effort to generate returns.

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

  -
  normal purchase normal sale (NPNS),
  -
  cash flow hedge,
  -
  fair value hedge, and
  -
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

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2010 through 2016. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $766.8 million at September 30, 2010 and $951.3 million at December 31, 2009.

        We expect to reclassify $486.2 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at September 30, 2010. However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2010, due to future changes in market prices.

        When we determine that a forecasted transaction originally hedged has become probable of not occurring, we reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Pre-tax gains (losses)	$—	$—	$(0.3)	$(241.0)

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

        Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $7.1 million at September 30, 2010 and $11.3 million at December 31, 2009. We expect to reclassify $0.6 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

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

        We have interest rate swaps qualifying as fair value hedges relating to $400 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $53.9 million at September 30, 2010 and $35.8 million at December 31, 2009 and was recorded as an increase in our "Derivative assets" and an increase in our "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps.

Hedge Ineffectiveness

For all categories of commodity contract derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Cash-flow hedges	$(21.8)	$(13.2)	$(46.1)	$39.4
Fair value hedges	—	—	—	23.9

Total	$(21.8)	$(13.2)	$(46.1)	$63.3

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

Mark-to-Market

We generally apply mark-to-market accounting for risk management and trading activities for which changes in fair value more closely reflect the economic performance of the underlying business activity. However, we also use mark-to-market accounting for derivatives related to the following physical energy delivery activities:

  -
  our competitive retail gas customer supply activities and, beginning July 1, 2010, retail power block contracts, which are managed using economic hedges that we have not designated as cash-flow hedges in order to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible, and
  -
  economic hedges of activities that require accrual accounting for which the related hedge requires mark-to-market accounting.

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

        The gross asset and liability values in the tables below are segregated between those derivatives designated in qualifying hedge accounting relationships and those not designated in hedge accounting relationships. Derivatives not designated in hedging relationships include our NewEnergy retail power and gas operations, economic hedges of accrual activities, the total return swaps entered into to effect the sale of the international commodities and Houston-based gas trading operations, and risk management and trading activities which we have substantially curtailed as part of our effort to reduce risk in our business. We use the end of period accounting designation to determine the classification for each derivative position.

As of September 30, 2010	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$1,922.6	$(2,308.2)	$11,176.8	$(11,634.5)	$13,099.4	$(13,942.7)
Gas contracts	2,395.0	(2,332.9)	4,712.8	(4,472.7)	7,107.8	(6,805.6)
Coal contracts	51.3	(29.1)	213.7	(204.9)	265.0	(234.0)
Other commodity contracts[1]	—	—	99.1	(64.4)	99.1	(64.4)
Interest rate contracts	53.9	—	46.7	(52.9)	100.6	(52.9)
Foreign exchange contracts	—	—	8.3	(5.9)	8.3	(5.9)

Total gross fair values	$4,422.8	$(4,670.2)	$16,257.4	$(16,435.3)	$20,680.2	$(21,105.5)

Netting arrangements[5]					(19,729.2)	19,729.2
Cash collateral					(34.9)	225.4

Net fair values					$916.1	$(1,150.9)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(86.5)
Derivative assets—current					546.1
Derivative assets—noncurrent					456.5
Derivative liabilities—current						$(567.0)
Derivative liabilities—noncurrent						(583.9)

Total Derivatives					$916.1	$(1,150.9)

1 Other commodity contracts include oil, freight, emission allowances, and weather contracts.

2 Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

3 Represents in-the-money contracts without regard to potentially offsetting out-of-the-money contracts under master netting agreements.

4 Represents out-of-the-money contracts without regard to potentially offsetting in-the-money contracts under master netting agreements.

5 Represents the effect of legally enforceable master netting agreements.

As of December 31, 2009	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$1,737.3	$(2,292.1)	$11,729.3	$(12,414.3)	$13,466.6	$(14,706.4)
Gas contracts	1,860.6	(1,380.0)	4,159.1	(3,857.1)	6,019.7	(5,237.1)
Coal contracts	20.1	(40.8)	609.5	(627.2)	629.6	(668.0)
Other commodity contracts[1]	1.4	(0.8)	83.1	(32.1)	84.5	(32.9)
Interest rate contracts	35.8	—	28.5	(39.9)	64.3	(39.9)
Foreign exchange contracts	—	—	13.2	(9.0)	13.2	(9.0)

Total gross fair values	$3,655.2	$(3,713.7)	$16,622.7	$(16,979.6)	$20,277.9	$(20,693.3)

Netting arrangements[5]					(19,261.0)	19,261.0
Cash collateral					(92.6)	125.6

Net fair values					$924.3	$(1,306.7)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(348.7)
Derivative assets—current					639.1
Derivative assets—noncurrent					633.9
Derivative liabilities—current						$(632.6)
Derivative liabilities—noncurrent						(674.1)

Total Derivatives					$924.3	$(1,306.7)

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

  -
  cash flow hedges,
  -
  fair value hedges, and
  -
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

Cash Flow Hedges				Quarter Ended September 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2010	2009	Statement of Income (Loss) Line Item	2010	2009	2010	2009

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$92.1	$47.0		$(72.5)	$(44.4)	$14.3	$4.4
Gas contracts	(20.2)	(1.8)		19.4	(15.3)	(0.2)	(1.8)
Coal contracts	—	—		—	—	—	—
Other commodity contracts[1]	—	1.2		—	1.3	—	(1.1)
Interest rate contracts	—	—		—	(0.4)	—	—
Foreign exchange contracts	—	—		—	—	—	—

Total gains (losses)	$71.9	$46.4	Total included in nonregulated revenues	$(53.1)	$(58.8)	$14.1	$1.5

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(211.6)	$(104.6)		$(195.3)	$(452.5)	$(16.3)	$(5.8)
Gas contracts	(119.7)	(30.6)		41.1	14.5	(20.0)	(5.3)
Coal contracts	20.8	43.4		(9.1)	(69.8)	0.4	(3.6)
Other commodity contracts[2]	—	(6.9)		—	(7.5)	—	—
Foreign exchange contracts	—	1.0		—	(0.1)	—	—

Total losses	$(310.5)	$(97.7)	Total included in fuel and purchased energy expense	$(163.3)	$(515.4)	$(35.9)	$(14.7)

Hedges of interest rates:			Interest expense
Interest rate contracts	$—	$—		$0.1	$(0.2)	$—	$—

Total gains	$—	$—	Total included in interest expense	$0.1	$(0.2)	$—	$—

Grand total (losses) gains	$(238.6)	$(51.3)		$(216.3)	$(574.4)	$(21.8)	$(13.2)

1 Other commodity sale contracts include oil and freight contracts.

2 Other commodity purchase contracts include freight and emission allowances.

Cash Flow Hedges				Nine Months Ended September 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2010	2009	Statement of Income (Loss) Line Item	2010	2009	2010	2009

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$213.8	$309.2		$(132.7)	$(174.0)	$15.6	$85.4
Gas contracts	(53.3)	(25.7)		55.8	(37.3)	(4.2)	4.7
Coal contracts	—	10.0		—	(229.9)	—	—
Other commodity contracts[1]	—	7.8		(0.7)	(2.3)	—	(6.2)
Interest rate contracts	—	(0.3)		—	(0.6)	—	—
Foreign exchange contracts	—	0.3		—	(0.9)	—	—

Total gains (losses)	$160.5	$301.3	Total included in nonregulated revenues	$(77.6)	$(445.0)	$11.4	$83.9

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(503.2)	$(991.4)		$(730.0)	$(1,490.9)	$(29.0)	$(35.3)
Gas contracts	(195.9)	123.9		164.2	107.2	(33.1)	(2.7)
Coal contracts	42.6	(81.7)		(36.9)	(135.1)	4.4	(6.5)
Other commodity contracts[2]	(0.2)	(9.0)		(0.3)	15.6	0.2	—
Foreign exchange contracts	—	1.1		—	—	—	—

Total losses	$(656.7)	$(957.1)	Total included in fuel and purchased energy expense	$(603.0)	$(1,503.2)	$(57.5)	$(44.5)

Hedges of interest rates:			Interest expense
Interest rate contracts	$—	$—		$4.2	$—	$—	$—

Total gains	$—	$—	Total included in interest expense	$4.2	$—	$—	$—

Grand total (losses) gains	$(496.2)	$(655.8)		$(676.4)	$(1,948.2)	$(46.1)	$39.4

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

Fair Value Hedges		Quarter Ended September 30,				Nine Months Ended September 30,

		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

Contract type:	Statement of Income (Loss) Line Item	2010	2009	2010	2009	2010	2009	2010	2009

		(In millions)
Commodity contracts:
Gas contracts	Nonregulated revenues	$—	$—	$—	$—	$—	$40.6	$—	$(16.7)
Interest rate contracts	Interest expense	14.2	21.8	(14.1)	(21.5)	31.6	6.3	(29.3)	(6.0)

Total gains (losses)		$14.2	$21.8	$(14.1)	$(21.5)	$31.6	$46.9	$(29.3)	$(22.7)

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

Mark-to-Market Derivatives		Quarter Ended September 30,		Nine Months Ended September 30,

		Amount of Gain (Loss) Recorded in Income on Derivative		Amount of Gain (Loss) Recorded in Income on Derivative

	Statement of Income (Loss) Line Item
Contract type:		2010	2009	2010	2009

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$(2.5)	$65.4	$(27.3)	$212.4
Gas contracts	Nonregulated revenues	(12.8)	(73.6)	17.9	(353.1)
Coal contracts	Nonregulated revenues	1.7	3.1	9.4	12.9
Other commodity contracts[1]	Nonregulated revenues	(8.9)	(4.5)	(7.8)	(4.1)
Coal contracts	Fuel and purchased energy expense	—	(2.1)	—	(109.8)
Interest rate contracts	Nonregulated revenues	(1.9)	(6.3)	(3.6)	(26.9)
Foreign exchange contracts	Nonregulated revenues	1.1	1.8	(1.0)	11.5

Total gains (losses)		$(23.3)	$(16.2)	$(12.4)	$(257.1)

1 Other commodity contracts for the quarter ended September 30, 2009 include oil, freight, weather, and emission allowances. For the quarter ended September 30, 2010 and for the nine months ended September 30, 2010 and 2009, other commodity contracts also include uranium.

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

        The following tables present the volume of our derivative activities as of September 30, 2010 and December 31, 2009 shown by contractual settlement year.

Quantities[1] Under Derivative Contracts					As of September 30, 2010

Contract Type (Unit)	2010	2011	2012	2013	2014	Thereafter	Total

	(In millions)
Power (MWh)	15.9	26.2	7.6	2.5	3.0	1.9	57.1
Gas (MMBTU)	30.0	104.7	37.8	82.9	62.9	27.2	345.5
Coal (Tons)	1.3	2.0	1.0	0.1	—	—	4.4
Oil (BBL)	0.1	0.3	0.1	0.1	—	—	0.6
Emission Allowances (Tons)	10.7	—	—	—	—	—	10.7
Renewable Energy Credits (Number of credits)	0.1	0.4	0.3	0.3	0.3	0.7	2.1
Interest Rate Contracts	$56.1	$429.4	$530.7	$911.8	$440.0	$200.0	$2,568.0
Foreign Exchange Rate Contracts	$8.8	$37.5	$7.7	$16.7	$16.8	$15.5	$103.0

Quantities[1] Under Derivative Contracts					As of December 31, 2009

Contract Type (Unit)	2010	2011	2012	2013	2014	Thereafter	Total

	(In millions)
Power (MWh)	32.7	1.6	3.2	3.2	0.1	0.9	41.7
Gas (MMBTU)	37.3	37.4	22.1	21.0	22.7	21.3	161.8
Coal (Tons)	3.9	3.9	0.2	—	—	—	8.0
Oil (BBL)	0.3	—	—	—	—	—	0.3
Emission Allowances (Tons)	7.2	—	—	—	—	—	7.2
Interest Rate Contracts	$972.3	$140.6	$440.5	$58.2	$255.0	$200.0	$2,066.6
Foreign Exchange Rate Contracts	$27.9	$72.4	$16.7	$16.7	$16.8	$15.5	$166.0

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

        The following tables present information related to these derivatives at September 30, 2010 and December 31, 2009. Based on contractual provisions, we estimate that if Constellation Energy's senior unsecured debt were downgraded, our total contingent collateral obligation for derivatives in a net liability position was $0.2 billion at both September 30, 2010 and December 31, 2009, which represents the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade. These amounts are associated with net derivative liabilities totaling $1.2 billion at September 30, 2010 and $1.0 billion at December 31, 2009 after reflecting legally binding master netting agreements and collateral already posted.

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

Credit-Risk Related Contingent Feature			As of September 30, 2010

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$7.7	$(6.5)	$1.2	$0.9	$0.2

Credit-Risk Related Contingent Feature			As of December 31, 2009

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$8.6	$(7.6)	$1.0	$0.7	$0.2

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

4 Amount includes cash collateral posted of $225.4 million and letters of credit of $685.8 million at September 30, 2010 and cash collateral posted of $125.6 million and letters of credit of $585.2 million at December 31, 2009.

5 Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Derivative-Related Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1 to our 2009 Annual Report on Form 10-K. As of September 30, 2010, we had one counterparty that exceeded 10% of our total credit exposure, including derivative-related positions. We had an approximately 12% exposure related to an electric cooperative customer.

Fair Value Measurements

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (BGE's assets and liabilities measured at fair value on a recurring basis are immaterial):

	As of September 30, 2010
	Assets	Liabilities

	(In millions)
Cash equivalents	$635.3	$—
Equity securities	41.3	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	546.1	(567.0)
Noncurrent	456.5	(583.9)

Total classified as derivative assets and liabilities	1,002.6	(1,150.9)
Classified as accounts receivable*	(86.5)	—

Total derivative instruments	916.1	(1,150.9)

Total recurring fair value measurements	$1,592.7	$(1,150.9)

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

        The table below sets forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010. Our net derivative assets and liabilities are disaggregated on a gross contract-by-contract basis. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure. Therefore, the objective of this table is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized.

At September 30, 2010	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value

	(In millions)
Cash equivalents	$635.3	$—	$—	$—	$635.3
Equity securities	41.3	—	—	—	41.3
Derivative assets:
Power contracts	—	12,308.1	791.3
Gas contracts	153.0	6,769.0	185.8
Coal contracts	—	262.7	2.3
Other commodity contracts	3.6	94.7	0.8
Interest rate contracts	45.6	55.0	—
Foreign exchange contracts	—	8.3	—

Total derivative assets	202.2	19,497.8	980.2	(19,764.1)	916.1

Derivative liabilities:
Power contracts	—	(12,545.4)	(1,397.3)
Gas contracts	(161.7)	(6,637.8)	(6.1)
Coal contracts	—	(233.1)	(0.9)
Other commodity contracts	(3.3)	(60.3)	(0.8)
Interest rate contracts	(51.0)	(1.9)	—
Foreign exchange contracts	—	(5.9)	—

Total derivative liabilities	(216.0)	(19,484.4)	(1,405.1)	19,954.6	(1,150.9)

Net derivative position	(13.8)	13.4	(424.9)	190.5	(234.8)

Total	$662.8	$13.4	$(424.9)	$190.5	$441.8

* We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At September 30, 2010, we included $34.9 million of cash collateral held and $225.4 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

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

  -
  Exchange-traded derivative contracts valued by multiplying unadjusted quoted prices in active markets by the quantity of the asset or liability are classified within Level 1.
  -
  Exchange-traded derivative contracts valued using pricing inputs based upon market quotes or market transactions are classified within Level 2. These contracts generally trade in less active markets (i.e., for certain contracts the exchange sets the closing price, which may not be reflective of an actual trade).
  -
  Bilateral derivative contracts where observable inputs are available for substantially the full term and value of the asset or liability are classified within Level 2.
  -
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

        During the quarter and nine months ended September 30, 2010, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

        We utilize models based upon the income approach to measure the fair value of derivative contracts classified as Level 2 or Level 3. Generally, we use similar models to value similar instruments. In order to determine fair value, we utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include:

  -
  forward commodity prices,
  -
  price volatility,
  -
  volumes,
  -
  location,
  -
  interest rates,
  -
  credit quality of counterparties and Constellation Energy, and
  -
  credit enhancements.

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

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements, which predominantly relate to power contracts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Balance at beginning of period	$(175.7)	$(176.5)	$(291.5)	$37.0
Realized and unrealized (losses) gains:
Recorded in income	(145.8)	(110.5)	(203.4)	(336.9)
Recorded in other comprehensive income (loss)	14.1	122.6	87.6	146.6
Purchases, sales, issuances, and settlements	28.9	(16.0)	24.5	(0.4)
Transfers into Level 3[1]	(105.3)		102.7
Transfers out of Level 3[1]	(41.1)		(144.8)

Net transfers into and out of Level 3	(146.4)	(60.2)	(42.1)	(86.9)

Balance at end of period	$(424.9)	$(240.6)	$(424.9)	$(240.6)

Change in unrealized (losses) gains recorded in income relating to derivatives still held at end of period	$(75.3)	$43.8	$(96.9)	$(0.7)

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

Nonrecurring Measurements

The table below sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a nonrecurring basis during the quarter and nine months ended September 30, 2010:

	Fair Value at September 30, 2010	Level 1	Level 2	Level 3	Losses for the quarter and nine months ended September 30, 2010

	(In millions)
Investment in CENG	$2,970.4	$—	$—	$2,970.4	$2,275.0
Other investments:
UNE	—	—	—	—	143.4
Qualifying facilities	36.7	—	—	36.7	50.0

Total other investments	36.7	—	—	36.7	193.4

Total	$3,007.1	$—	$—	$3,007.1	$2,468.4

        During the quarter and nine months ended September 30, 2010, we recorded other-than-temporary impairment charges of $2,468.4 million on our equity method investments including CENG, UNE, and three coal-fired generating facilities located in California. These fair value measurements included significant unobservable inputs, and, as such, the entire amounts of the measurements were classified as Level 3. We discuss these impairment charges, including the inputs and valuation techniques used to estimate the fair value of these equity method investments, in more detail in the Impairment Losses and Other Costs note.

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At September 30, 2010	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$234.8	$234.8
Fixed-rate long-term debt:
Constellation Energy (including BGE)	3,707.7	4,187.6
BGE	2,172.0	2,425.6
Variable-rate long-term debt:
Constellation Energy (including BGE)	550.9	550.9
BGE	—	—

        We use the following methods and assumptions for estimating fair value disclosures for financial instruments:

  -
  cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, short-term borrowings, current portion of long-term debt, and certain deferred credits and other liabilities: because of their short-term nature, the amounts reported in our Consolidated Balance Sheets approximate fair value,

  -
  investments and other assets: the fair value is based on quoted market prices where available, and
  -
  long-term debt: the fair value is based on quoted market prices where available or by discounting remaining cash flows at current market rates.

Accounting Standards Adopted

Accounting for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board amended the accounting, presentation, and disclosure guidance related to variable interest entities. We adopted this guidance on January 1, 2010 and discuss our adoption in more detail beginning on page 12.

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

        The impact of transactions under these agreements is summarized below:

Agreement	Amount Recognized in Earnings for the Quarter Ended September 30, 2010	Amount Recognized in Earnings for the Nine Months Ended September 30, 2010	Income Statement Classification	Accounts Receivable/ (Accounts Payable) at September 30, 2010

(In millions)
PPA	$254.7	$675.3	Fuel and purchased energy expenses	$(54.5)
PSA	(4.1)	(12.1)	Nonregulated revenues	—
ASA	(16.5)	(49.5)	Operating expenses	5.5

        In November 2010, as part of reaching a comprehensive agreement with EDF, the PPA between CENG and each of Constellation Energy and EDF was modified to be unit contingent through the end of its term in 2014, and the term of the ASA was extended through 2017. We discuss the terms of the comprehensive agreement in more detail in the Comprehensive Agreement with EDF note.

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

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Purchased energy	$134.3	$155.9	$372.9	$502.7

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

        The following table presents all of the costs Constellation Energy charged to BGE in each period, both directly-charged and allocated.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Charges to BGE	$40.5	$38.9	$119.0	$104.0

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

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is an energy company that includes a generation business (Generation), a customer supply business (NewEnergy), and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements on page 18.

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

        Our 2009 Annual Report on Form 10-K includes a detailed discussion of various items impacting our business, our results of operations, and our financial condition. These include:

  -
  Introduction and Overview section which provides a description of our business,
  -
  Strategy section,
  -
  Business Environment section, including how recent events, regulation, weather, and other factors affect our business, and
  -
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

        In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:

  -
  factors which affect our businesses,
  -
  our earnings and costs in the periods presented,
  -
  changes in earnings and costs between periods,
  -
  sources of earnings,
  -
  impact of these factors on our overall financial condition,
  -
  expected future expenditures for capital projects,
  -
  expected sources of cash for future capital expenditures, and
  -
  our net available liquidity and collateral requirements.

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss) on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2010 and 2009. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income (Loss).

        We have organized our discussion and analysis as follows:

  -
  We describe changes to our business environment during the year.
  -
  We highlight significant events that occurred in 2010 that are important to understanding our results of operations and financial condition.
  -
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment. As of January 1, 2010, we changed our reportable segments and have recast prior period information to conform with the current presentation.
  -
  We review our financial condition, addressing our sources and uses of cash, capital resources, commitments, and liquidity.
  -
  We conclude with a discussion of our exposure to various market risks.

Business Environment

Various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 75 and in Item 1A. Risk Factors section of our 2009 Annual Report on Form 10-K. We discuss our market risks in the Risk Management section beginning on page 69.

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

Regulation—Maryland

In May 2010, BGE filed an application for an increase in our electric and gas base rates with the Maryland Public Service Commission (Maryland PSC). In the application, we requested an 8.99% rate of return with an 11.65% return on equity. In August 2010, BGE updated its application to request an increase of $47.2 million and $30.4 million in our electric and gas base rates, respectively. While BGE demonstrated the need for a $92.3 million increase in electric base rates, distribution revenues awarded to BGE in the case are subject to a 5% cap pursuant to the terms of the 2008 settlement agreement with the State of Maryland as well as the Maryland PSC's order approving the EDF transaction. The Maryland PSC held hearings on our application in September 2010 and is expected to issue a ruling in December 2010. We cannot provide assurance that the Maryland PSC will approve the base rate increases requested, or if it does, that it will grant BGE the full amounts requested.

        In June 2010, the Maryland PSC issued an order rejecting BGE's smart grid initiative proposal as originally filed. In July 2010, BGE filed an application for a rehearing of an amended smart grid proposal and the Maryland PSC approved the smart grid proposal in August 2010. We discuss BGE's smart grid proposal in more detail in the Capital Requirements section on page 68.

        Effective July 15, 2010, BGE is required to purchase customer receivables at a discount when those customers contract with third party suppliers that provide the customer's electricity and/or gas. The discount rate is a regulated rate which is intended to cover BGE's costs associated with purchasing these receivables and is subject to an annual true-up to reflect actual costs.

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

New Source Review

The EPA has finalized changes to its air construction and operating permit programs to incorporate greenhouse gases as pollutants subject to air permits. Beginning in 2011, in certain instances, additional greenhouse gas emissions resulting from the construction or modification of facilities subject to the EPA's permit programs, which include power plants, will be required to be controlled through the use of the best technology available, as determined by the EPA, before an air emissions permit will be issued. If we were to modify our generation plants, our costs to comply with these requirements could be material depending on the modifications made.

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

Accounting Standards Adopted

We discuss recently adopted accounting standards in the Accounting Standards Adopted section of the Notes to Consolidated Financial Statements on page 43.

Events of 2010

Comprehensive Agreement with EDF

In October 2010, we reached a comprehensive agreement with EDF Group and related entities (EDF) that restructures the relationship between our two companies, eliminates the outstanding asset put arrangement, and establishes the full ownership of UniStar Nuclear Energy, LLC (UNE) by EDF. We discuss the terms of the comprehensive agreement beginning on page 11 in the Notes to Consolidated Financial Statements.

Acquisitions

Criterion Wind Project

In April 2010, we completed the acquisition of the Criterion wind project in Garrett County, Maryland.

Texas Combined Cycle Generation Facilities

In May 2010, we acquired the 550 MW Colorado Bend Energy Center and the 550 MW Quail Run Energy Center natural gas combined cycle generation facilities in Texas for $372.9 million.

Boston Generating Power Plants

In August 2010, we signed an asset purchase agreement to acquire Boston Generating's 2,950 MW fleet of gas-fired generating plants for approximately $1.1 billion, subject to a working capital adjustment. The proposed acquisition is expected to be consummated through a court-approved bankruptcy proceeding initiated by Boston Generating. The consummation of the acquisition is subject to the approval of the asset purchase agreement by the bankruptcy court following an auction of the plants that is being held in the fourth quarter of 2010 under the supervision of the bankruptcy court. If we are successful in this acquisition, we would acquire the following five power plants located in the Boston, Massachusetts area:

  -
  Mystic 7—574 MW,
  -
  Mystic 8 and 9—1,580 MW,
  -
  Fore River—787 MW, and
  -
  Mystic Jet, a fuel oil plant—9 MW.

        We expect to fund this acquisition through a mix of cash on hand and debt financing.

CPower

In October 2010, we acquired CPower, an energy management and demand response provider located in New York, for approximately $78 million, subject to closing adjustments.

        We discuss these transactions in more detail beginning on page 16 in the Notes to Consolidated Financial Statements.

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

Impairment Losses and Other Costs

During the quarter and nine months ended September 30, 2010, we recorded impairment losses on certain of our equity method investments. We discuss these charges in more detail in the Notes to Consolidated Financial Statements beginning on page 14.

Redemption of Notes

In February 2010, we retired certain of our 7.00% Notes due April 1, 2012 as part of a cash tender offer launched in January 2010 and in March 2010 we repurchased certain tax exempt notes. We discuss these transactions in more detail on page 21 in Notes to Consolidated Financial Statements.

Healthcare Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (Reconciliation Act) were signed into law. We discuss the impact of these new laws on our earnings for the nine months ended September 30, 2010 in more detail on page 20 in Notes to Consolidated Financial Statements.

Results of Operations for the Quarter and Nine Months Ended September 30, 2010 Compared with the Same Periods of 2009

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 63.

Overview

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions, after-tax)
Generation	$(1,420.1)	$156.5	$(1,377.7)	$260.1
NewEnergy	13.4	(17.6)	168.3	(310.0)
Regulated electric	37.6	42.3	85.7	109.8
Regulated gas	(5.8)	(10.5)	27.5	22.9
Other nonregulated	(0.1)	(3.3)	(3.7)	(6.8)

Net (Loss) Income	$(1,375.0)	$167.4	$(1,099.9)	$76.0

Net (Loss) Income attributable to common stock	$(1,406.5)	$137.6	$(1,142.4)	$22.2

Change from prior year	$(1,544.1)		$(1,164.6)

        Our total net (loss) income attributable to common stock decreased during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 by $1,544.1 million and $1,164.6 million, respectively, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009

	(In millions, after-tax)
Generation gross margin	$(258)	$(530)
NewEnergy gross margin	41	145
Generation operating expenses, primarily labor and benefit costs due to the deconsolidation of CENG	100	292
Loss on NewEnergy international coal contract assignments	(71)	(23)
Generation accretion expense of asset retirement obligations due to deconsolidation of CENG	10	31
NewEnergy hedge ineffectiveness	(6)	(52)
Regulated businesses	—	(16)
Other nonregulated businesses	3	4
Total change in Other Items included in operations per table below	(1,398)	(1,086)
All other changes	35	70

Total Decrease	$(1,544)	$(1,165)

Other Items Included in Operations (after-tax)1:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions, after-tax)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(8.8)	$—
Loss on early retirement of 2012 Notes	—	—	(30.9)	—
Amortization of basis difference in CENG	(31.5)	—	(94.2)	—
Impact of power purchase agreement with CENG[2]	(28.9)	—	(83.7)	—
Gain on sale of Mammoth Lakes geothermal generating facility	24.7	—	24.7	—
International commodities operation and gas trading operation[3]	—	(62.9)	—	(370.9)
Impairment losses and other costs	(1,465.3)	(9.0)	(1,465.3)	(85.4)
Impairment of nuclear decommissioning trust assets	—	(19.7)	—	(49.5)
Merger termination and strategic alternatives costs	—	(4.9)	—	(51.2)
Workforce reduction costs	—	(1.6)	—	(7.0)
Credit facility amendment fees	(2.9)	(8.2)	(8.7)	(17.1)

Total Other Items	$(1,503.9)	$(106.3)	$(1,666.9)	$(581.1)

Change from prior year	$(1,397.6)		$(1,085.8)

1 Amounts for the quarter ended September 30, 2009 include income tax adjustments relating to activity during the quarters ended March 31, 2009 and June 30, 2009 based on updated estimates of our 2009 annual effective tax rate.

2 The net impact to the Company of the power purchase agreement with CENG was $47.2 million and $137.1 million pre-tax for the quarter and nine months ended September 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

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

Generation Business

Background

We define our Generation business in the Notes to Consolidated Financial Statements on page 18.

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

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$587.6	$854.4	$1,717.8	$2,322.4
Fuel and purchased energy expenses	(433.2)	(181.0)	(1,103.6)	(569.4)

Gross margin	154.4	673.4	614.2	1,753.0
Operating expenses	(85.6)	(268.6)	(270.2)	(809.9)
Merger termination and strategic alternatives costs	—	(3.6)	—	(32.9)
Impairment losses and other costs	(2,468.4)	—	(2,468.4)	—
Depreciation, depletion, and amortization	(37.8)	(50.9)	(97.5)	(141.9)
Accretion of asset retirement obligations	(0.4)	(18.4)	(1.2)	(54.4)
Taxes other than income taxes	(6.6)	(18.5)	(17.6)	(55.2)
Net gain (loss) on divestitures	38.1	—	41.0	—
Equity investment earnings (losses):
CENG	42.7	—	2.1	—
UNE	(2.4)	—	(15.3)	—
Other	13.1	—	12.4	—

(Loss) Income from Operations	$(2,352.9)	$313.4	$(2,200.5)	$658.7

Net (Loss) Income	$(1,420.1)	$156.5	$(1,377.7)	$260.1

Net (Loss) Income attributable to common stock	$(1,420.1)	$156.5	$(1,377.7)	$260.1

Other Items Included in Operations (after-tax)[1]:
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(0.8)	$—
Loss on early retirement of 2012 Notes	—	—	(30.9)	—
Amortization of basis difference in CENG	(31.5)	—	(94.2)	—
Impact of power purchase agreement with CENG[2]	(28.9)	—	(83.7)	—
Gain on sale of Mammoth Lakes geothermal generating facility	24.7	—	24.7	—
Impairment losses and other costs	(1,465.3)	—	(1,465.3)	—
Impairment of nuclear decommissioning trust assets	—	(19.7)	—	(49.5)
Merger termination and strategic alternatives costs	—	(3.6)	—	(32.9)
Credit facility amendment fees	(1.9)	(5.0)	(5.7)	(10.4)

Total Other Items	$(1,502.9)	$(28.3)	$(1,655.9)	$(92.8)

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

2 The net impact to the Company of the power purchase agreement with CENG was $47.2 million and $137.1 million pre-tax for the quarter and nine months ended September 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

Effects of 2009 Transaction with EDF on Consolidated Statement of Income (Loss)

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

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG will be lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended September 30, 2010. We discuss the impairment charge in more detail beginning on page 14 in the Notes to Consolidated Financial Statements.

Revenues

Our Generation revenues decreased $266.8 million and $604.6 million in the quarter and nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009

	(In millions)
Decrease in volume of output primarily due to the deconsolidation of CENG nuclear generating assets	$(187)	$(748)
Increase in volume of output primarily due to the beginning of commercial dispatch of the Hillabee Energy Center and the acquisition of the Texas combined cycle generation facilities	115	115
(Decrease) Increase in contracted power prices	(169)	146
Decrease due to higher outages at our fossil plants, primarily at our Brandon Shores generating plant	(29)	(106)
All other	3	(12)

Total decrease in Generation revenues	$(267)	$(605)

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $252.2 million and $534.2 million in the quarter and nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009

	(In millions)
Increase in purchased energy costs due to power purchase agreement with CENG compared with nuclear fuel costs in 2009	$212	$549
Increase in fuel costs due to higher coal prices	12	36
Decrease due to higher outages at our fossil plants, primarily at our Brandon Shores generating plant	(9)	(65)
All other	37	14

Total increase in Generation fuel and purchased energy expenses	$252	$534

Operating Expenses

Our Generation business operating expenses decreased $183.0 million for the quarter ended September 30, 2010 as compared to the same period for 2009 due to lower labor and benefit costs of $125.3 million and lower non-labor operating expenses of $57.7 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG in 2009.

        Our Generation business operating expenses decreased $539.7 million for the nine months ended September 30, 2010 as compared to the same period for 2009 due to lower labor and benefit costs of $375.6 million and lower non-labor operating expenses of $164.1 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG in 2009.

Impairment Losses and Other Costs

Our Generation business incurred impairment losses during the quarter and nine months ended September 30, 2010. These costs are discussed in more detail beginning on page 14 in the Notes to Consolidated Financial Statements.

Depreciation, Depletion and Amortization Expense

Our Generation business incurred lower depreciation, depletion and amortization expenses of $13.1 million during the quarter ended September 30, 2010 compared to the same period of 2009 primarily due to a decrease of $28.6 million in depreciation on the nuclear generating facilities resulting from the deconsolidation of CENG in

2009, partially offset by an increase of $15.5 million in depreciation on our other generating facilities primarily related to the installation of emission control equipment at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009.

        Our Generation business incurred lower depreciation, depletion and amortization expenses of $44.4 million during the nine months ended September 30, 2010 compared to the same period of 2009 primarily due to a decrease of $83.0 million in depreciation on the nuclear generating facilities resulting from the deconsolidation of CENG in 2009, partially offset by an increase of $38.6 million in depreciation on our other generating facilities primarily related to the installation of emission control equipment at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009.

Accretion of Asset Retirement Obligations

Our Generation business incurred lower accretion of asset retirement obligations of $18.0 million and $53.2 million during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009 primarily as a result of the deconsolidation of CENG. The majority of our asset retirement obligations in 2009 related to the nuclear generating facilities owned by CENG.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $11.9 million and $37.6 million during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009 primarily due to a reduction in property taxes as a result of the deconsolidation of CENG, which included the removal of five nuclear generating facilities from our total assets.

Net Gain (Loss) on Divestitures

During the quarter ended September 30, 2010, we sold our Mammoth Lakes geothermal generating facility and recognized a $38.1 million pre-tax gain.

Equity Investment Earnings (Losses)

During the fourth quarter of 2009, after the formation of the CENG joint venture, we separately presented all of our equity investment earnings (losses). Prior to the fourth quarter of 2009, our equity investment earnings (losses) were recorded in "Nonregulated revenues" on our Consolidated Statements of Income (Loss).

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

NewEnergy Business

Background

We define our NewEnergy business in the Notes to Consolidated Financial Statements on page 18.

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

        We record NewEnergy revenues and expenses in our financial results in different periods depending upon the appropriate accounting treatment that represents the economics of the underlying transactions in our business. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2009 Annual Report on Form 10-K.

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

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$2,920.3	$2,892.0	$7,662.0	$8,884.9
Fuel and purchased energy expenses	(2,664.1)	(2,520.5)	(6,728.8)	(8,058.6)

Gross margin	256.2	371.5	933.2	826.3
Operating expenses	(191.5)	(200.5)	(550.6)	(583.8)
Merger termination and strategic alternatives costs	—	(1.3)	—	(18.3)
Impairment losses and other costs	—	(7.5)	—	(96.6)
Workforce reduction costs	—	(0.4)	—	(11.6)
Depreciation, depletion, and amortization	(20.4)	(21.8)	(63.0)	(63.0)
Accretion of asset retirement obligations	(0.1)	(0.1)	(0.2)	(0.2)
Taxes other than income taxes	(13.6)	(10.7)	(40.2)	(30.2)
Net gain (loss) on divestitures	0.2	(0.3)	2.4	(464.4)

Income (Loss) from Operations	$30.8	$128.9	$281.6	$(441.8)

Net Income (Loss)	$13.4	$(17.6)	$168.3	$(310.0)

Net (Loss) Income attributable to common stock	$(14.8)	$(43.9)	$135.7	$(353.6)

Other Items Included in Operations (after-tax)[1]:
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(0.1)	$—
International commodities operation and gas trading operation[2]	—	(62.9)	—	(370.9)
Impairment losses and other costs	—	(8.2)	—	(81.5)
Merger termination and strategic alternatives costs	—	(1.3)	—	(18.3)
Workforce reduction costs	—	(1.6)	—	(7.0)
Credit facility amendment fees	(1.0)	(3.2)	(3.0)	(6.7)

Total Other Items	$(1.0)	$(77.2)	$(3.1)	$(484.4)

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

Revenues

Our NewEnergy revenues increased $28.3 million in the quarter ended September 30, 2010 compared to the same period of 2009 and decreased $1,222.9 million in the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009

	(In millions)
Realization of wholesale load revenue	$80	$(858)
Decrease in volume and contract prices related to our domestic coal operation	(142)	(402)
Realization of higher volumes of retail load sales	174	254
Decrease due to the absence of revenues at our international coal and freight operations, which we divested in 2009	(79)	(206)
Absence of gain on sale of in-the-money wholesale load contract in 2009	—	(106)
Change in wholesale mark-to-market revenues due to (unfavorable) favorable changes in power and gas prices	(39)	75
All other	34	20

Total change in NewEnergy revenues	$28	$(1,223)

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses increased $143.6 million in the quarter ended September 30, 2010 compared to the same period of 2009 and decreased $1,329.8 million in the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009

	(In millions)
Realization of fuel and purchased energy from wholesale power purchases	$134	$(641)
Decrease in volume and contract prices related to our domestic coal operation	(141)	(374)
Change primarily due to the absence of costs at our international coal and freight operations, which we divested in 2009, partially offset by contract assignments	28	(248)
Realization of higher volumes of retail load purchases	156	166
Decrease in wholesale mark-to-market expenses due to the absence of losses on international coal purchase contracts, which we divested in 2009	(2)	(110)
Realization of lower volumes primarily due to the absence of costs at our gas trading operations, which we divested in 2009	—	(56)
All other	(31)	(67)

Total change in NewEnergy fuel and purchased energy expenses	$144	$(1,330)

Mark-to-Market

Mark-to-market results include net gains and losses from origination, risk management and trading activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2009 Annual Report on Form 10-K.

        The nature of our operations and the use of mark-to-market accounting for certain activities create fluctuations in mark-to-market earnings. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Risk Management section beginning on page 69. The primary factors that cause fluctuations in our mark-to-market results are:

  -
  changes in the level and volatility of forward commodity prices and interest rates,
  -
  counterparty creditworthiness,
  -
  the number and size of our open derivative positions, and
  -
  the number, size, and profitability of new transactions, including termination or restructuring of existing contracts.

        The primary components of mark-to-market results are origination gains and gains and losses from risk management and trading activities.

        Origination gains arise primarily from contracts that our NewEnergy business structures to meet the risk management needs of our customers or relate to our trading activities. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction. We did not record any origination gains during the quarters and nine months ended September 30, 2010 and 2009.

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

        Mark-to-market results were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Unrealized mark-to-market results
Origination gains	$—	$—	$—	$—

Risk management and trading—mark-to-market
Unrealized changes in fair value	(23.3)	(16.2)	(12.4)	(233.2)
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	133.6	(124.7)	(83.2)	(282.6)

Total risk management and trading—mark-to-market	110.3	(140.9)	(95.6)	(515.8)

Total unrealized mark-to-market*	110.3	(140.9)	(95.6)	(515.8)
Realized mark-to-market	(133.6)	124.7	83.2	282.6

Total mark-to-market results**	$(23.3)	$(16.2)	$(12.4)	$(233.2)

* Total unrealized mark-to-market is the sum of origination gains and total risk management and trading—mark-to-market.

** Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results decreased $7.1 million during the quarter ended September 30, 2010 compared to the same period of 2009 primarily due to unrealized changes in fair value due to:

  -
  $26 million of lower results on open positions in our power and transmission risk management activities in the PJM, Midwest, and Texas regions as a result of a less favorable price environment,
  -
  $14 million of lower results in our international coal and freight operations primarily due to the absence of gains in 2010 as a result of its divestiture in 2009, and
  -
  $7 million of lower results in our domestic coal operations due to a less favorable price environment.

        These decreases were partially offset by the following:

  -
  $29 million of higher results on open positions primarily due to the absence of losses in 2010 resulting from a more favorable price environment related to our retail gas business, and
  -
  $11 million of higher results on open positions due to a more favorable price environment related to economic hedges of our upstream gas activities.

        Total mark-to-market results increased $220.8 million during the nine months ended September 30, 2010 compared to the same period of 2009 due to unrealized changes in fair value primarily due to:

  -
  $181 million of higher results on open positions primarily due to the absence of losses in our power and transmission risk management activities in the PJM, MISO, and New York regions as a result of a more favorable price environment,
  -
  $35 million of higher results on open positions primarily due to the absence of losses in 2010 resulting from a more favorable price environment related to our retail power and gas businesses,
  -
  $16 million of higher results on open positions due to a more favorable price environment related to economic hedges of our upstream gas activities, and
  -
  $9 million of higher results in our domestic coal portfolio due to the absence of losses that resulted from a less favorable price environment in 2009.

        These increases were partially offset by $20 million of lower results due to the absence of our international coal and freight operations as a result of its divestiture in 2009.

Derivative Assets and Liabilities

Derivative assets and liabilities, excluding $86.5 million and $348.7 million of exchange-traded derivatives classified as accounts receivable at September 30, 2010 and December 31, 2009, respectively, consisted of the following:

	September 30, 2010	December 31, 2009

	(In millions)
Current Assets	$546.1	$639.1
Noncurrent Assets	456.5	633.9

Total Assets	1,002.6	1,273.0

Current Liabilities	567.0	632.6
Noncurrent Liabilities	583.9	674.1

Total Liabilities	1,150.9	1,306.7

Net Derivative Position	$(148.3)	$(33.7)

Composition of net derivative position:
Hedges	$(811.3)	$(591.0)
Mark-to-market	472.5	524.3
Net cash collateral included in derivative balances	190.5	33.0

Net Derivative Position	$(148.3)	$(33.7)

Derivative balances above include noncurrent assets related to our Generation business of $53.9 million and $35.8 million at September 30, 2010 and December 31, 2009, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges. We discuss our derivative assets and liabilities in further detail in the Notes to Consolidated Financial Statements.

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

        The increase in our net derivative liability subject to hedge accounting since December 31, 2009 of $220.3 million was due primarily to $674.3 million of increases on our out-of-the-money cash-flow hedge positions related to decreases in power and natural gas prices during 2010, partially offset by $454.0 million of realization of out-of-the-money cash-flow hedges of wholesale and retail load obligations.

        The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during the quarter and nine months ended September 30, 2010:

	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010

	(In millions)
Fair value beginning of period		$422.1		$524.3
Changes in fair value recorded in earnings
Origination gains	$—		$—
Unrealized changes in fair value	(23.3)		(12.4)
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	133.6		(83.2)

Total changes in fair value		110.3		(95.6)
Changes in value of exchange-listed futures and options		(80.9)		(87.9)
Net change in premiums on options		13.3		64.4
Contracts acquired		(31.6)		(31.6)
Dedesignated contracts and other changes in fair value		39.3		98.9

Fair value at end of period		$472.5		$472.5

        Changes in our net derivative asset that affected earnings were as follows:

  -
  Origination gains represent the initial unrealized fair value at the time these contracts are executed to the extent permitted by applicable accounting rules.
  -
  Unrealized changes in fair value represent unrealized changes in commodity prices, the volatility of options on commodities, the time value of options, and other valuation adjustments.
  -
  Changes in valuation techniques represent improvements in estimation techniques, including modeling and other statistical enhancements used to value our portfolio to more accurately reflect the economic value of our contracts.

  -
  Reclassification of settled contracts to realized represents the portion of previously unrealized amounts settled during the period and recorded as realized revenues.

        The net derivative asset also changed due to the following items recorded in accounts other than in our Consolidated Statements of Income (Loss):

  -
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
  -
  Net changes in premiums on options reflects the accounting for premiums on options purchased as an increase in the net derivative asset and premiums on options sold as a decrease in the net derivative asset.
  -
  Contracts acquired represents the initial fair value of acquired derivative contracts recorded in "Derivative assets and liabilities" in our Consolidated Balance Sheets.
  -
  Dedesignated contracts and other changes in fair value represent transfers of derivative contracts from cash flow hedges to mark-to-market treatment and those derivative contracts that did not meet the qualifications of cash flow hedge accounting.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of September 30, 2010:

	Settlement Term
	2010	2011	2012	2013	2014	2015	Thereafter	Fair Value

	(In millions)
Level 1	$(3.8)	$—	$—	$—	$—	$—	$—	$(3.8)
Level 2	270.2	408.1	203.6	5.5	0.4	11.3	0.6	899.7
Level 3	(16.0)	(143.3)	(241.9)	(20.2)	3.6	1.5	(7.1)	(423.4)

Total net derivative asset (liability) subject to mark-to-market accounting	$250.4	$264.8	$(38.3)	$(14.7)	$4.0	$12.8	$(6.5)	$472.5

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

Operating Expenses

Our NewEnergy business operating expenses decreased $33.2 million during the nine months ended September 30, 2010 as compared to the same period of 2009 primarily due to lower labor and benefit costs related to the divestiture of our international commodities and gas trading operations in 2009.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $2.9 million and $10.0 million during the quarter and nine months ended September 30, 2010, respectively, compared to the same period of 2009 primarily due to higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania.

Net Gain (Loss) on Divestitures

The table below summarizes the net gain (loss) on divestitures for our NewEnergy business:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Majority of our international commodities operation	$—	$—	$—	$(334.5)
Houston-based gas trading operation	—	(0.3)	—	(102.7)
Uranium market participant	—	—	—	(27.2)
Portfolio of contracts in our retail gas operations	—	—	2.0	—
Other	0.2	—	0.4	—

Total net gain (loss) on divestiture	$0.2	$(0.3)	$2.4	$(464.4)

        We discuss the 2009 divestitures in more detail in Note 2 of our 2009 Annual Report on Form 10-K.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2009 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$776.4	$788.3	$2,178.8	$2,250.8
Electricity purchased for resale expenses	(496.8)	(508.2)	(1,371.8)	(1,435.9)
Operations and maintenance expenses	(113.3)	(102.6)	(334.5)	(297.6)
Depreciation and amortization	(42.1)	(51.1)	(148.1)	(161.6)
Taxes other than income taxes	(38.2)	(36.5)	(112.3)	(109.8)

Income from Operations	$86.0	$89.9	$212.1	$245.9

Net Income	$37.6	$42.3	$85.7	$109.8

Net Income attributable to common stock	$35.0	$39.8	$78.0	$102.2

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(3.1)	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 19 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated electric business decreased $4.8 million during the quarter ended September 30, 2010 compared to the same period in 2009, primarily due to increased operations and maintenance expenses of $6.5 million after-tax.

        Net income attributable to common stock from the regulated electric business decreased $24.2 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to increased operations and maintenance expenses of $22.6 million after-tax.

Electric Revenues

The changes in electric revenues during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 were caused by:

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009

	(In millions)
Distribution volumes	$19.9	$30.2
Smart Energy Savers ProgramSM surcharges	(12.3)	(18.9)
Revenue decoupling	(15.1)	(26.2)
Standard offer service	(7.0)	(58.9)
Rate stabilization recovery	2.0	3.4
Financing credits	0.2	—
Senate Bill 1 credits	(5.5)	(8.9)

Total change in electric revenues from electric system sales	(17.8)	(79.3)
Other	5.9	7.3

Total change in electric revenues	$(11.9)	$(72.0)

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, in 2010 compared to 2009 were:

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009

Residential	13.9%	9.3%
Commercial	5.9	3.9
Industrial	(3.5)	(3.6)

        During the quarter and nine months ended September 30, 2010 compared to the same period of 2009, we distributed more electricity to residential customers due to warmer weather, increased usage per customer, and an increased number of customers. We distributed more electricity to commercial customers due to increased usage per customer and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer partially offset by an increased number of customers.

Smart Energy Savers ProgramSM Surcharges

Beginning in 2009, the Maryland PSC approved customer surcharges through which BGE recovers costs associated with certain programs designed to help BGE manage peak demand and encourage customer energy conservation through the use of customer bill credits.

        Revenues have declined for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to an increase in customer involvement in our programs. This increased participation increased customer credits and, therefore, decreased revenues.

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

        Standard offer service revenues decreased during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 mostly due to a decrease in the standard offer service rates, partially offset by higher standard offer service volumes.

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

        The decrease in revenues during the quarter and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily due to the reinstatement of the credit for the residential return component of the administrative charge on June 1, 2010 and higher distribution volumes.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Actual costs	$476.6	$489.9	$1,322.5	$1,391.3
Recovery under rate stabilization plan	20.2	18.3	49.3	44.6

Electricity purchased for resale expenses	$496.8	$508.2	$1,371.8	$1,435.9

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $13.3 million and $68.8 million during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, primarily due to lower contract prices to purchase electricity for our customers, partially offset by higher volumes.

Recovery Under Rate Stabilization Plan

In late June 2007, we began recovering previously deferred amounts from customers. We recovered $20.2 million and $49.3 million during the quarter and nine months ended September 30, 2010, respectively, in deferred electricity purchased for resale expenses. These collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $10.7 million in the quarter ended September 30, 2010 compared to the same period in 2009, primarily due to increased distribution service restoration expenses of $3.9 million, $4.1 million of higher labor and benefit costs, and the impact of inflation on other costs of $2.3 million.

        Regulated electric operations and maintenance expenses increased $36.9 million in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to increased distribution service restoration expenses of $22.4 million and $14.9 million of higher labor and benefit costs.

Electric Depreciation and Amortization

Regulated electric depreciation and amortization expense decreased $9.0 million during the quarter ended September 30, 2010, compared to the same period in 2009, primarily due to decreased amortization of $8.2 million of deferred Smart Energy Savers ProgramSM costs due to a regulatory change in the deferral period associated with these costs.

        Regulated electric depreciation and amortization expense decreased $13.5 million during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to decreased amortization of $19.8 million of deferred Smart Energy Savers ProgramSM costs due to a regulatory change in the deferral period associated with these costs, partially offset by a $4.2 million increase in property, plant and equipment depreciation.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2009 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$79.7	$78.2	$498.1	$576.8
Gas purchased for resale expenses	(32.7)	(31.2)	(269.3)	(340.9)
Operations and maintenance expenses	(39.4)	(40.0)	(113.7)	(120.9)
Depreciation and amortization	(10.6)	(10.6)	(32.9)	(32.7)
Taxes other than income taxes	(7.4)	(7.6)	(25.9)	(26.5)

(Loss) Income from operations	$(10.4)	$(11.2)	$56.3	$55.8

Net (Loss) Income	$(5.8)	$(10.5)	$27.5	$22.9

Net (Loss) Income attributable to common stock	$(6.5)	$(11.3)	$25.3	$20.6

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 19 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net (loss) income attributable to common stock from the regulated gas business increased $4.7 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to decreased operations and maintenance expenses of $4.4 million after-tax.

Gas Revenues

The changes in gas revenues during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 were caused by:

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009

	(In millions)
Distribution volumes	$(0.8)	$(6.1)
Gas revenue decoupling	0.8	5.2
Gas cost adjustments	1.2	(75.0)

Total change in gas revenues from gas system sales	1.2	(75.9)
Off-system sales	(0.1)	(5.0)
Other	0.4	2.2

Total change in gas revenues	$1.5	$(78.7)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 were:

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009

Residential	(8.7)%	(3.7)%
Commercial	(5.1)	(10.7)
Industrial	(4.5)	8.1

        During the quarter ended September 30, 2010 compared to the same period in 2009, we distributed less gas to residential and commercial customers, mostly due to decreased usage per customer, partially offset by an increased number of customers. We distributed less gas to industrial customers mostly due to decreased usage by customers, partially offset by an increased number of customers.

        During the nine months ended September 30, 2010 compared to the same period in 2009, we distributed less gas to residential customers, mostly due to warmer weather, partially offset by increased usage per customer and an increased number of customers. We distributed less gas to commercial customers, mostly due to decreased usage per customer and warmer weather, partially offset by an increased number of customers. We distributed more gas to industrial customers, mostly due to increased usage per customer.

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

        Gas cost adjustment revenues decreased $75.0 million during the nine months ended September 30, 2010, compared to the same period of 2009, because we sold less gas at lower rates.

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

        Revenues from off-system gas sales decreased during the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to lower volumes, partially offset by higher prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $71.6 million during the nine months ended September 30, 2010 compared to the same period of 2009 because we purchased less gas at lower prices.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses decreased $7.2 million in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to decreased uncollectible accounts receivable expense of $12.2 million, partially offset by $5.6 million of higher labor and benefit costs.

 Holding Company and Other Nonregulated Businesses

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(In millions)
Revenues	$0.1	$5.3	$0.2	$10.8
Operating expense	12.1	10.2	41.2	39.4
Impairment losses and other costs	—	—	—	(6.7)
Depreciation and amortization	(11.6)	(14.9)	(37.7)	(47.6)
Taxes other than income taxes	(0.8)	(1.1)	(3.0)	(3.0)
Net gain on divestitures	—	—	0.1	—

(Loss) Income from Operations	$(0.2)	$(0.5)	$0.8	$(7.1)

Net Loss	$(0.1)	$(3.3)	$(3.7)	$(6.8)

Net loss attributable to common stock	$(0.1)	$(3.5)	$(3.7)	$(7.1)

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$(4.8)	$—
Impairment losses and other costs	—	(0.8)	—	(3.9)

Total Other Items	$—	$(0.8)	$(4.8)	$(3.9)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 19 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net loss attributable to common stock for the quarter and nine months ended September 30, 2010 decreased $3.4 million primarily due to decreased depreciation and amortization related to a lower level of property additions and, for the nine months ended September 30, 2010, the absence in 2010 of an impairment loss as a result of a write-off in 2009 of an uncollectible advance to an affiliate of $3.9 million after-tax.

Consolidated Nonoperating Income and Expenses

Other Expenses

In the quarter ended September 30, 2010, we had other expenses of $18.4 million and, in the quarter ended September 30, 2009, we had other income of $11.6 million. The $30.0 million decrease in 2010 compared to 2009 is mostly due to increased credit facility fee expenses of $27.1 million.

        Other expenses decreased $10.1 million during the nine months ended September 30, 2010 compared to the same period of 2009 mostly due to the absence in 2010 of $62.6 million of other-than-temporary impairment charges related to nuclear decommissioning trust fund assets recorded in 2009, partially offset by $50.7 million of lower interest and investment income due to larger average cash balances in 2010.

Fixed Charges

Our fixed charges decreased during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 primarily due to lower level of interest expense due to repayments of debt made in 2009. For the nine months ended September 30, 2010, the decrease was partially offset by a $50.1 million loss recognized in February 2010 on the retirement of $486.5 million of our 7.00% Notes due April 1, 2012. We discuss this transaction in the Notes to Consolidated Financial Statements on page 21.

        Fixed charges at BGE decreased during the nine months ended September 30, 2010 compared to the same period of 2009 primarily due to lower level of interest expense due to repayments of debt made in 2009.

Income Taxes

Income tax expense decreased $1,245.4 million and $972.9 million during the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 mostly due to a decrease in income before income taxes as a result of impairment charges recorded during the quarter and nine months ended September 30, 2010. In addition, the effective tax rate for the quarter and nine months ended September 30, 2009 reflected the impact of unfavorable nondeductible adjustments (primarily related to nondeductible dividends on Series B preferred stock and the write-off of the unamortized debt discount on senior notes) in relation to the lower estimated 2009 taxable income (primarily attributable to losses on the divestiture of a majority of our international commodities and our Houston-based gas trading operations).

        BGE's income tax expense decreased $10.4 million during the nine months ended September 30, 2010 compared to the same period of 2009 mostly due to a decrease in income before income taxes.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009.

	2010 Segment Cash Flows				Consolidated Cash Flows

	Nine Months Ended September 30, 2010				Nine Months Ended September 30,
	Generation	NewEnergy	Regulated	Eliminations, Holding Company and Other	2010	2009

	(In millions)
Operating Activities
Net (loss) income	$(1,377.7)	$168.3	$113.2	$(3.7)	$(1,099.9)	$76.0
Non-cash merger termination and strategic alternatives costs	—	—	—	—	—	37.2
Derivative contracts classified as financing activities[1]	—	128.9	—	—	128.9	1,007.0
Impairment losses and other costs	2,468.4	—	—	—	2,468.4	103.3
Other non-cash adjustments to net (loss) income	(696.2)	(28.5)	349.6	41.6	(333.5)	1,091.1
Changes in working capital
Derivative assets and liabilities, excluding collateral	(1.9)	253.8	(0.5)	—	251.4	125.0
Net collateral and margin	—	(204.5)	3.0	—	(201.5)	1,504.8
Accrued taxes	(1,159.1)	(48.8)	39.4	348.1	(820.4)	10.5
Other changes	(124.9)	278.5	(105.6)	(375.4)	(327.4)	245.3
Defined benefit obligations[2]	—	—	—	—	(9.8)	(277.7)
Other	46.3	(107.9)	(71.4)	56.2	(76.8)	53.1

Net cash (used in) provided by operating activities	(845.1)	439.8	327.7	66.8	(20.6)	3,975.6

Investing activities
Investments in property, plant and equipment	(285.7)	(87.4)	(323.0)	(13.4)	(709.5)	(1,243.2)
Asset and business acquisitions, net of cash acquired	(372.9)	—	—	—	(372.9)	(20.8)
Change in cash pool[3]	1,102.1	(67.1)	314.7	(1,349.7)	—	—
Contributions to nuclear decommissioning trust funds	—	—	—	—	—	(18.7)
Proceeds from sale of investments and other assets	72.5	0.2	—	21.1	93.8	81.1
Proceeds from investment tax credits and grants related to renewable energy investments	34.2	5.8	—	—	40.0	—
Contract and portfolio acquisitions	(1.0)	(207.8)	—	—	(208.8)	(2,153.7)
(Increase) decrease in restricted funds	(50.0)	(3.5)	(25.9)	0.4	(79.0)	979.9
Other investments	(31.6)	0.8	—	(0.3)	(31.1)	(15.8)

Net cash provided by (used in) investing activities	467.6	(359.0)	(34.2)	(1,341.9)	(1,267.5)	(2,391.2)

Cash flows from operating activities plus cash flows from investing activities	$(377.5)	$80.8	$293.5	$(1,275.1)	(1,288.1)	1,584.4

Financing Activities[2]
Net repayment of debt					(641.1)	(2,080.3)
Proceeds from issuance of common stock					11.4	24.4
Debt issuance costs					(0.7)	(67.8)
Common stock dividends paid					(138.8)	(179.6)
BGE preference stock dividends paid					(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions					52.5	2,263.1
Derivative contracts classified as financing activities[1]					(128.9)	(1,007.0)
Other					(1.2)	13.1

Net cash used in financing activities					(856.7)	(1,044.0)

Net (decrease) increase in cash and cash equivalents					$(2,144.8)	$540.4

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

Cash Flows from Operating Activities

In the nine months ended September 30, 2010, cash used in operating activities was $20.6 million, primarily driven by $0.8 billion in income tax payments, which related to the federal taxes associated with the EDF transaction, which closed in the fourth quarter of 2009, offset by $0.3 billion of cash inflows from our regulated business and $0.4 billion of cash inflows from our competitive businesses.

        In the nine months ended September 30, 2009, the company generated $4.0 billion in cash from operating activities, including:

  -
  $1.9 billion in working capital, primarily including $1.5 billion for net collateral and margin and $0.2 billion for materials, supplies, and fuel stocks, and
  -
  $1.0 billion of derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities related to the divestiture of our Houston-based gas trading business.

        The $4.0 billion decrease in operating cash flows for the nine months ended September 30, 2010 compared to the same period of 2009 is primarily due to:

  -
  $0.8 billion higher income taxes paid,
  -
  $0.2 billion of lower operating cash flows from our regulated businesses, primarily due to the residential customer rate credit in the first quarter of 2010 and higher distribution service restoration expenses associated with 2010 storms,
  -
  $0.9 billion lower derivative contract settlements reclassified as financing activities in 2010, and
  -
  $1.7 billion lower net collateral and margin returned in 2010 as compared to 2009 as follows:

	September 30,
	2010	2009

	(In millions)
Net collateral and margin held (posted), January 1,	$77.2	$(1,445.6)
Return of collateral held associated with nonderivative contracts	(8.8)	(14.9)
Net return of collateral posted associated with nonderivative contracts	5.5	324.2
(Additional) return of initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	(40.7)	709.1
Additional fair value net cash collateral (posted) held (netted against derivative assets / liabilities)*	(157.5)	486.4

Change in net collateral and margin (posted) held	(201.5)	1,504.8

Net collateral and margin (posted) held, September 30,**	$(124.3)	$59.2

* We discuss our netting of fair value collateral with our derivative assets / liabilities in more detail in Note 13 to Consolidated Financial Statements of our 2009 Annual Report on Form 10-K.

** In October 2010, we received $215 million of cash as a result of a revision to the collateral terms with one of our counterparties. As part of this revision, we posted $215 million in letters of credit.

        We discuss all forms of collateral in terms of their impact on our business in the Collateral section.

        Partially offsetting these decreases in operating cash flows was $0.3 billion of lower contributions to our defined benefit pension plans.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 was $1.3 billion, compared to $2.4 billion used in the nine months ended September 30, 2009. The $1.1 billion decrease from the prior year was due to:

  -
  $1.9 billion lower outflows associated with contract and portfolio acquisitions resulting from the structure of the divestiture of a majority of our international commodities operation in March 2009, and

  -
  $0.5 billion of lower investments in property, plant, and equipment, primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009 and the absence of nuclear capital spending in 2010 due to the deconsolidation of CENG in 2009.

        These decreases were offset by:

  -
  $1.1 billion of lower restricted funds activity in 2010. In January 2009, our restricted funds decreased by $1.0 billion, primarily due to the release of restricted funds for the repayment of $1 billion of 14% Senior Notes to MidAmerican.
  -
  $0.4 billion increase in cash used for asset and business acquisitions. We discuss our acquisitions in the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash used in financing activities was $0.9 billion in the nine months ended September 30, 2010, compared to cash used in financing activities of $1.0 billion in the nine months ended September 30, 2009. The $0.1 billion decrease in cash used in financing activities was primarily due to:

  -
  $0.9 billion lower cash outflows associated with derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities in the nine months ended September 30, 2010 compared to the same period in 2009. These contracts primarily related to transactions associated with the divestiture of our Houston-based gas trading operation. During March 2009, we executed transactions at prices that differed from market prices. As a result, for cash flows associated with the out-of-the money derivative transactions executed, we recorded the ongoing cash flows related to these contracts as financing cash flows in March 2009, and
  -
  $1.4 billion lower net debt repayments in the nine months ended September 30, 2010 compared to the same period in 2009. In the nine months ended September 30, 2009, we repaid $1.0 billion of 14% Senior Notes and $0.5 billion in short term borrowings on our credit facilities. In the nine months ended September 30, 2010, we retired $0.5 billion 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding tax exempt notes totaling $0.1 billion.

        These decreases were partially offset by $2.2 billion of lower proceeds from contract and portfolio acquisitions related to the structure of the divestiture of the majority of our international commodities operation in March 2009.

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

        The primary drivers of our use of liquidity have been our capital expenditure requirements and collateral requirements associated with hedging our generating assets and hedging our NewEnergy business in both power and gas. In order to reduce these collateral requirements, we have modified the structure of certain transactions, terminated others, and entered into new contracts that either do not have a collateral requirement or allow the posting of alternative forms of collateral. Significant changes in the prices of commodities, depending on hedging strategies we have employed, could require us to post additional letters of credit, thereby reducing the overall amount available under our credit facilities, or to post additional cash, thereby reducing our available cash balance. Additional regulation of the derivatives markets could also require us to post additional cash collateral. We discuss the recently enacted financial reform legislation in more detail on page 46.

        We discuss our, and BGE's, credit facilities in detail beginning on page 21 of the Notes to the Consolidated Financial Statements.

Net Available Liquidity

Constellation Energy's (excluding BGE) and BGE's net available liquidity at September 30, 2010 was $4.8 billion and $0.9 billion, respectively. In November 2010, as part of a comprehensive agreement with EDF, we terminated our rights under our put arrangement with EDF. As such, we no longer have the approximately $1.4 billion of additional net available liquidity that the put arrangement offered, which reduced Constellation Energy's net available liquidity to approximately $3.4 billion. We discuss our net available liquidity in more detail in the Notes to Consolidated Financial Statements on page 22.

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

  -
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
  -
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

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at September 30, 2010, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to1	Level Below Current Rating	Additional Obligations[2]

		(In billions)
Below investment grade	1	$1.1

1 If there are split ratings among the independent credit-rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

2 Includes $0.2 billion related to derivative contracts as discussed in Notes to Consolidated Financial Statements beginning on page 37.

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post additional collateral in an amount that could exceed the obligation amounts specified above, which could be material. We discuss our credit facilities in the Notes to Consolidated Financial Statements beginning on page 21.

Capital Resources

Our estimated annual cash requirement amounts for the years 2010 and 2011 are shown in the table below.

        We will continue to have cash requirements for:

  -
  working capital needs,
  -
  payments of interest, distributions, and dividends,
  -
  capital expenditures, and
  -
  the retirement of debt.

        Capital requirements for 2010, 2011, and 2012 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

  -
  regulation, legislation, and competition,
  -
  BGE load requirements,
  -
  environmental protection standards,
  -
  the type and number of projects selected for construction or acquisition,
  -
  the effect of market conditions on those projects,
  -
  the cost and availability of capital,
  -
  potential capital contributions to CENG,
  -
  the availability of cash from operations, and
  -
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors.

        Please see the Forward Looking Statements section on page 75 and Risk Factors section in our 2009 Annual Report on Form 10-K. We discuss the potential impact of environmental legislation and regulation in more detail in Business Environment section beginning on page 45 and Item 1. Business—Environmental Matters section of our 2009 Annual Report on Form 10-K.

Calendar Year Estimates	2010	2011

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$0.1	$0.1
Maintenance	0.1	0.1
Growth	0.2	—

Total Generation and Other Capital Requirements	0.4	0.2

NewEnergy Capital Requirements:
Maintenance	—	—
Growth	0.1	0.2

Total NewEnergy Capital Requirements	0.1	0.2

Regulated Capital Requirements:
Electric/Gas Distribution	0.4	0.4
Electric Transmission	0.1	0.1
Smart Energy SaversSM Initiatives	0.1	0.1

Total Regulated Capital Requirements	0.6	0.6

Total Capital Requirements	$1.1	$1.0

Eligible capital projects are shown net of anticipated investment tax credits or grants.

        As of the date of this report, we estimate our 2012 capital requirements will be approximately $1.0 billion.

Capital Requirements

Generation and NewEnergy Businesses

Our Generation and NewEnergy businesses' capital requirements consist of its continuing requirements, including expenditures for:

  -
  maintenance and growth to generating plants,
  -
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania environmental regulations and legislation, and
  -
  enhancements to our information technology infrastructure.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives.

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. In 2009, the United States Department of Energy (DOE) selected BGE as a recipient of $200 million in federal funding for our smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives.

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

        We detail our contractual payment obligations at September 30, 2010 in the following table:

	Payments
	2010	2011- 2012	2013- 2014	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$—	$255.9	$20.0	$1,810.7	$2,086.6
Interest	46.5	232.1	226.8	2,765.2	3,270.6

Total	46.5	488.0	246.8	4,575.9	5,357.2
BGE
Principal	28.4	254.2	537.0	1,352.4	2,172.0
Interest	48.7	247.2	194.9	1,253.4	1,744.2

Total	77.1	501.4	731.9	2,605.8	3,916.2
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]
Operating leases, gross	33.1	352.9	308.5	265.9	960.4
Sublease rentals	(5.3)	(48.7)	(27.3)	(38.4)	(119.7)

Operating leases, net	27.8	304.2	281.2	227.5	840.7
Purchase obligations:[3]
Purchased capacity and energy[4]	65.6	667.6	258.3	330.7	1,322.2
Purchased energy from CENG[5]	119.9	1,320.4	1,899.7	—	3,340.0
Fuel and transportation	176.3	621.3	198.8	278.5	1,274.9
Other	68.9	74.7	12.7	6.7	163.0
Other noncurrent liabilities:
Uncertain tax positions liability	—	99.2	99.8	3.7	202.7
Pension benefits[6]	13.2	251.2	248.5	—	512.9
Postretirement and postemployment benefits[7]	12.4	59.0	68.7	234.1	374.2

Total contractual payment obligations	$607.7	$4,387.0	$4,046.4	$8,452.9	$17,494.0

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

5 As part of reaching a comprehensive agreement with EDF in October 2010, our power purchase agreement with CENG will be modified to be unit contingent through the end of its term in 2014. Beginning in 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants that is not sold to third parties under the pre-existing PPAs.

6 Amounts related to pension benefits reflect our current 5-year forecast of contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 of our 2009 Annual Report on Form 10-K for more detail on our pension plans.

7 Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded in our Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

We discuss our off-balance sheet arrangements in our 2009 Annual Report on Form 10-K.

        At September 30, 2010, Constellation Energy had a total face amount of $9.5 billion in guarantees outstanding, of which $8.6 billion related to our Generation and NewEnergy businesses. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was $2 billion at September 30, 2010, which represents the total amount the parent company could be required to fund based on September 30, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements on page 24.

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

        Positions included in EVaR are comprised of mark-to-market and nonderivative accrual positions that create market risk including:

  -
  derivative and nonderivative commodity contracts associated with our Generation and NewEnergy businesses,
  -
  physical assets, such as our owned and contractually-controlled generating plants, and
  -
  our share of investments in generating plants.

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

EVaR	Quarter Ended September 30, 2010

(In millions)
95% Confidence Level, One-Day Holding Period
Quarter end	$44.0
Average	50.2
High	58.1
Low	40.7

Value at Risk (VaR)

VaR measures the potential pre-tax loss in the fair value of the mark-to-market energy contracts due to changes in market risk factors. VaR is calculated assuming a standard normal distribution of prices over the most recent rolling 3-month period. VaR includes all positions subject to mark-to-market accounting, including contracts that hedge the economics of NewEnergy nonderivative power and fuel contracts, which do not receive hedge accounting treatment, and contracts designated for trading. Thus, the positions for which we monitor VaR are included within, and are not incremental to, the positions subject to EVaR.

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

Total Mark-to-Market VaR	Quarter Ended September 30, 2010

(In millions)
99% Confidence Level, One-Day Holding Period
Quarter end	$8.3
Average	7.5
High	11.9
Low	5.2
95% Confidence Level, One-Day Holding Period
Quarter end	6.3
Average	5.7
High	9.1
Low	3.9
95% Confidence Level, Ten-Day Holding Period
Quarter end	20.0
Average	18.0
High	28.7
Low	12.4

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

        As of September 30, 2010 and December 31, 2009, counterparties in our credit portfolio had the following public credit ratings:

	September 30, 2010	December 31, 2009

Rating
Investment Grade[1]	50%	43%
Non-Investment Grade	1	2
Not Rated	49	55

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $1.4 billion at September 30, 2010 compared to $1.5 billion at December 31, 2009. This decrease was mostly driven by a reduction in our CENG credit concentration exposure, which is not externally rated and a decrease in our portfolio's credit exposure to unrated natural gas customers, international coal customers, and freight customers that do not have public credit ratings as a result of the divestiture of these operations in 2009.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $1.1 billion or 84% of the exposure to not rated counterparties was rated investment grade equivalent at September 30, 2010 and approximately $1.2 billion or 81% was rated investment grade equivalent at December 31, 2009.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings:

	September 30, 2010	December 31, 2009

Investment Grade Equivalent	91%	88%
Non-Investment Grade	9	12

        Our total exposure, net of collateral, to counterparties across our entire wholesale portfolio is $2.8 billion at September 30, 2010. The top ten counterparties account for approximately 56% of our total exposure with approximately 7% of that exposure being non-investment grade.

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

        We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. At September 30, 2010, one counterparty, a large power cooperative, had an exposure concentration of 12%. No counterparties based in a single country other than the United States in aggregate comprise more than 10% of the total exposure of the portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  -
  hedging activities in the Notes to Consolidated Financial Statements beginning on page 27,
  -
  activities of our Generation and NewEnergy businesses in their respective section of Management's Discussion and Analysis beginning on page 50,
  -
  evaluation of commodity and credit risk in the Risk Management section of Management's Discussion and Analysis beginning on page 69, and
  -
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 45.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements beginning on page 25.

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amounts of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)

July 1 – July 31, 2010	452	$32.93	—	—
August 1 – August 31, 2010	—	—	—	—
September 1 – September 30, 2010	—	—	—	—

Total	452	$32.93	—	—

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

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  -
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  -
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  -
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  -
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  -
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  -
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities,
  -
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  -
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  -
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted in those markets,
  -
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy deregulation, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety, or environmental compliance,
  -
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  -
  the ability of BGE to recover all its costs associated with providing customers service,
  -
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, acts of war, catastrophic events, and other events beyond our control,
  -
  the impact of industry consolidation,
  -
  the impact of increased energy conservation and use of renewable energy,
  -
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  -
  changes in accounting principles or practices, and
  -
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (SEC) for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assumes responsibility to update these forward looking statements.

Item 6. Exhibits

Exhibit No. 2(a)*	Asset Purchase Agreement, dated as of August 7, 2010, by and among EBG Holdings LLC, Boston Generating, LLC, Mystic I, LLC, Fore River Development, LLC, BG Boston Services, LLC, BG New England Power Services, Inc., Constellation Holdings, Inc., and Constellation Energy Group, Inc. (Designated as Exhibit 2.1 to the Current Report on Form 8-K dated August 11, 2010, File No. 1-12869).
Exhibit No. 2(b)*	Master Agreement, dated as of October 26, 2010, by and between Electricite de France, S.A. and Constellation Energy Group, Inc. (Designated as Exhibit 2.1 to the Current Report on Form 8-K dated November 1, 2010, File No. 1-12869).
Exhibit No. 10(a)*	Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein. (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated October 21, 2010, File No. 1-12869).
Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 101.INS	XBRL Instance Document
Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit No. 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit No. 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit No. 101.DEF	XBRL Taxonomy Definition Linkbase Document

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

CONSTELLATION ENERGY GROUP, INC (Registrant)
Date: November 5, 2010	/s/ JONATHAN W. THAYER Jonathan W. Thayer, Senior Vice President of Constellation Energy Group, Inc. and as Principal Financial Officer
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: November 5, 2010	/s/ KEVIN W. HADLOCK Kevin W. Hadlock, Senior Vice President of Baltimore Gas and Electric Company and as Principal Financial Officer