Form 10-K
period 2010-12-31
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2011-03-01
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

          Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☐

          Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of June 30, 2010 was approximately $6,490,790,907 based upon New York Stock Exchange composite transaction closing price.

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE
199,850,572 SHARES OUTSTANDING ON JANUARY 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the 2011 Annual Meeting of Shareholders for Constellation Energy Group, Inc.

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

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  •
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  •
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities, and to successfully invest in new business initiatives and markets,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  •
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  •
  the timing and extent of customer choice and competition in the energy markets and the rules and regulations adopted in those markets,
  •
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy competition, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety, or environmental compliance,
  •
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  •
  the ability of BGE to recover all its costs associated with providing customers service,
  •
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, acts of war, catastrophic events, and other events beyond our control,
  •
  the impact of industry consolidation,
  •
  the impact of increased energy conservation and use of renewable energy,
  •
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices, and
  •
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events.

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

PART I

Item 1. Business

Overview

Constellation Energy is an energy company that includes a generation business (Generation), a customer supply business (NewEnergy), and BGE, a regulated electric and gas public utility in central Maryland. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

        Our Generation business develops, owns, owns interests in, and operates electric generation facilities and a fuel processing facility located in various regions of the United States. This business also includes an operation that manages certain contractually controlled physical assets, including generating facilities and owns an interest in a joint venture that owns and operates nuclear generating facilities.

        Our NewEnergy business is primarily a competitive provider of energy-related products and services for a variety of customers and focuses on selling electricity, natural gas, and other energy-related products to serve customers' requirements (load-serving), and providing other energy products and risk management services. This business also manages our upstream natural gas activities, designs, constructs, and operates renewable energy, heating, cooling, and cogeneration facilities and provides home improvements, sales of electric and gas appliances, and servicing of heating, air conditioning, plumbing, electrical, and indoor air quality systems.

        BGE is a regulated electric transmission and distribution utility company and a regulated gas distribution utility company with a service territory that covers the City of Baltimore and all or part of 10 counties in central Maryland. BGE was incorporated in Maryland in 1906.

        On October 26, 2010, we reached a comprehensive agreement with EDF Group and affiliates (EDF) that restructured the relationship between our two companies, eliminated an outstanding asset put arrangement, and transferred to EDF the full ownership of our prior nuclear development joint venture, UniStar Nuclear Energy, LLC (UNE). We discuss this comprehensive agreement in more detail in Note 4 to Consolidated Financial Statements.

Operating Segments

The percentages of revenues, net (loss) income attributable to common stock, and assets attributable to our operating segments are shown in the tables below. We present information about our operating segments, including certain other items, in Note 3 to Consolidated Financial Statements.

	Unaffiliated Revenues
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other
2010	8%	68%	19%	5%	—%
2009	4	73	18	5	—
2008	4	77	14	5	—

	Net (Loss) Income Attributable to Common Stock
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other
2010	(128)%	14%	10%	4%	—%
2009	107	(9)	1	1	—
2008	(27)	(76)	—	3	—

	Total Assets
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other	Eliminations
2010	49%	19%	26%	7%	4%	(5)%
2009	53	18	21	6	19	(17)
2008	50	32	21	6	15	(24)

Generation Business

We develop, own, operate, and maintain fossil and renewable generating facilities, hold a 50.01% interest in a nuclear joint venture that owns nuclear generating facilities, hold interests in qualifying facilities, and power projects in the United States and Canada totaling 9,030 MW as of December 31, 2010 (excludes our January 2011 acquisition of Boston Generating assets), and manage approximately 1,100 MW associated with certain of our long-dated tolling agreements. These agreements provide us with the contractual rights to purchase power from third party generation plants over an extended period of time. The output of our owned and contractually controlled plants is managed by our NewEnergy business and is hedged through a combination of power sales to wholesale and retail market participants. We also provide operation and maintenance services, including testing and start-up, to owners of electric generating facilities. Our NewEnergy business meets the load-serving requirements under various contracts using the output from our generating fleet and from purchases in the wholesale market.

        We present details about our generating properties in Item 2. Properties.

Investment in Nuclear Generating Facilities

On November 6, 2009, we completed the sale of a 49.99% membership interest in Constellation Energy Nuclear Group LLC and affiliates (CENG), our subsidiary that owns our nuclear generating facilities described below. The total output of these nuclear facilities over the past three years is presented in the following table:

	Calvert Cliffs		Nine Mile Point		Ginna
	MWH	Capacity Factor	MWH (1)	Capacity Factor	MWH	Capacity Factor
	(MWH in millions)
2010	14.0	94%	12.6	93%	4.9	97%
2009	14.5	96	13.1	97	4.6	91
2008	14.7	96	12.8	94	4.7	94
(1)
Represents our and CENG's (after November 6, 2009) proportionate ownership interest

        In connection with the closing of the transaction with EDF on November 6, 2009, we entered into a power purchase agreement (PPA) with CENG under which we will purchase 85 to 90% of the output that is not sold to third parties under pre-existing PPAs for an initial five year period. Additionally, pursuant to an amendment to the PPA entered into in 2010, beginning on January 1, 2015, and continuing to the end of the lives of the respective nuclear plants, we will purchase 50.01% and EDF will purchase 49.99% of the output of CENG's nuclear plants. We discuss this PPA in more detail in Note 16 to Consolidated Financial Statements.

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

        Nine Mile Point Unit 2 sells 90% of the plant's output to the former owners of the plant at an average price of approximately $35 per MWH under a PPA that terminates in November 2011. The PPA is unit contingent (if the output is not available because the plant is not operating, there is no requirement to provide output from other sources). The remaining 10% of the output of Nine Mile Point Unit 2 is managed by CENG and sold primarily to us and EDF.

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

New Nuclear

In November 2010, as part of our comprehensive agreement with EDF to restructure the relationship between our two companies, we sold our 50% ownership interest in UNE to EDF. EDF is now the sole owner of UNE, and we will no longer have responsibility for developing or financing new nuclear projects through UNE. As discussed in Note 4 to Consolidated Financial Statements, we will cause CENG to transfer to UNE two potential new nuclear sites upon receipt of necessary approvals.

Qualifying Facilities and Power Projects

We hold up to a 50% voting interest in 15 operating energy projects, totaling approximately 758 MW, that consist of electric generation (primarily relying on alternative fuel sources), fuel processing, or fuel handling facilities. Thirteen of the electric generation projects are considered qualifying facilities under the Public Utility Regulatory Policies Act of 1978. Each electric generating plant sells its output to a local utility under long-term contracts.

Contracted Generation

We manage approximately 1,100 MWs under three agreements with third party generators in which we have long-dated contractual rights to purchase power from these third party generating plants. The economics of these transactions are similar to our owned generation.

 NewEnergy Business

We are a leading supplier of electricity, natural gas, and other energy products and services to wholesale and retail electric and natural gas customers.

        To meet our customers' requirements, our NewEnergy business obtains energy from various sources, including:

  •
  our generation assets,
  •
  our contractually controlled generation assets,
  •
  exchange-traded and bilateral power and natural gas purchase agreements,
  •
  unit contingent power purchases from generation companies,
  •
  tolling contracts with generation companies, which provide us the right, but not the obligation, to purchase power at a price linked to the variable cost of production, including fuel, with terms that generally extend from several months up to five years, and
  •
  regional power pools.

        During 2010, our NewEnergy business:

  •
  supplied approximately 119 million megawatt hours (MWH) of aggregate electricity to distribution utilities, municipalities, and residential, commercial, industrial, and governmental customers,
  •
  provided approximately 334 million British Thermal Units (mmBTUs) of natural gas to residential, commercial, industrial, and governmental customers, and
  •
  delivered approximately 7.8 million tons of coal primarily to our own fleet.

        Our NewEnergy business also manages certain contractually controlled physical assets, including generation facilities (excluding long-dated tolling agreements managed by our Generation business), and natural gas properties, provides risk management services, and trades energy and energy-related commodities. This business also provides the wholesale risk management function for our Generation business, as well as structured products and energy investment activities and includes our actual hedged positions with third parties.

        Our NewEnergy business also manages our upstream natural gas activities, designs, constructs, and operates renewable energy, heating, cooling, and cogeneration facilities and provides home improvements, sales of electric and gas appliances, and servicing of heating, air conditioning, plumbing, electrical, and indoor air quality systems.

Wholesale Customer Supply

In 2010, our wholesale NewEnergy customer supply operation served approximately 57 million MWHs of wholesale full requirements electricity and related load-serving products.

        Our wholesale NewEnergy customer supply operation structures transactions that serve the full energy and capacity requirements of various customers such as distribution utilities, municipalities, cooperatives and retail aggregators that do not own sufficient generating capacity or have in-house supply functions to meet their own load requirements.

Retail Customer Supply

During 2010, our retail NewEnergy customer supply operation served approximately 62 million MWHs of electricity load and approximately 334 million mmBTUs of natural gas.

        Our retail NewEnergy customer supply operation structures transactions to supply full energy and capacity requirements and provide natural gas, transportation, and other energy products and services to commercial, industrial, governmental, and residential customers. Contracts with these customers generally extend from one to ten years, but some can be longer.

        The retail NewEnergy customer supply operation combines a unified sales force with a customer-centric model that leverages technology to broaden the range of products and services we offer, which we believe promotes stronger customer relationships. This model focuses on efficiency and cost reduction, which we believe will provide a platform that is scalable and able to capitalize on opportunities for future growth.

Structured Products

Our NewEnergy business uses energy and energy-related commodities and contracts in order to manage our portfolio of energy purchases and sales to customers through structured transactions. Our NewEnergy business assists customers with customized risk management products in the power, gas, coal, and freight markets (e.g., generation tolls and gas transport and storage).

Energy Investments

Our NewEnergy business has investments in energy assets that primarily include natural gas activities. Our NewEnergy business includes upstream (exploration and production) and downstream (transportation and storage) natural gas operations. Our upstream natural gas activities include the development, exploration, and exploitation of natural gas properties, as well as an approximately 28.5% interest in Constellation Energy Partners LLC (CEP), a limited liability company that we formed. CEP is principally engaged in the acquisition, development, and exploitation of natural gas properties. We no longer have any active involvement in the day-to-day operations of CEP.

Portfolio Management and Trading

Our NewEnergy business transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. We use economic value at risk, which measures the market risk in our total portfolio, encompassing all aspects of our NewEnergy business, along with daily value at risk limits, stop loss limits, position limits, generation hedge ratios, and liquidity guidelines to restrict the level of risk in our portfolio.

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

        Active portfolio management is intended to allow our NewEnergy business to:

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

        Beginning in the fourth quarter of 2008 and continuing throughout 2010, we reduced the risk and scale of our portfolio management and trading activities. Energy trading activities were scaled back and are being used primarily for hedging our Generation and NewEnergy businesses, price discovery and verification, and for deploying limited risk capital. These efforts materially impacted our portfolio management and trading activities' contribution to our operating results.

Fuel Sources

Our power plants use diverse fuel sources. Our plants' fuel mix based on capacity owned at December 31, 2010 and actual output by fuel type during 2010 was as follows:

Fuel	Capacity Owned	Generation
Nuclear (1)	21%	45%
Coal	30	37
Natural Gas	31	13
Oil	8	—
Renewable and Alternative (2)	6	5
Dual (3)	4	—
(1)
Reflects our 50.01% ownership interest in CENG.

(2)
Includes solar, hydro, waste coal, and biomass.

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

Storage of Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982, as amended, ("NWPA") requires the federal government, through the Department of Energy (DOE), to develop a repository for the disposal of spent nuclear fuel and high-level radioactive waste. Although the NWPA and CENG's contracts with the DOE required the DOE to begin taking possession of spent nuclear fuel no later than

January 31, 1998, the DOE has failed to meet its obligation. The DOE's delay in taking possession of spent fuel has required CENG to undertake additional actions and incur costs to provide on-site dry fuel storage at all three of its nuclear sites. CENG has installed additional capacity at its independent spent fuel storage installation ("ISFSI") at Calvert Cliffs, has constructed an ISFSI at Ginna, and is constructing an ISFSI to be placed in service at Nine Mile Point in 2012.

        Prior to 2010, the DOE had stated that it may not meet its obligation until 2020 at the earliest. During 2010, the DOE requested the withdrawal of its license application to use Yucca Mountain as a national repository for spent nuclear fuel. At this time, CENG is not able to determine whether the DOE will be able to commence meeting its obligation by 2020.

        Each of CENG's plant subsidiaries have filed complaints against the federal government in the U.S. Court of Federal Claims seeking to recover damages caused by the DOE's failure to meet its contractual obligation to begin disposing of spent nuclear fuel by January 31, 1998. The cases are currently stayed, pending litigation in other related cases. Any funds received from the DOE that represent the reimbursement of costs incurred prior to November 6, 2009, the date we sold a 49.99% membership interest in CENG to EDF, will belong to us, and any funds representing the reimbursement of costs incurred after November 6, 2009 will belong to CENG.

Cost for Decommissioning Nuclear Facilities

When Constellation Energy sold a 49.99% membership interest in CENG on November 6, 2009, we deconsolidated CENG for financial reporting purposes and, as a result, the decommissioning trust funds were removed from our Consolidated Balance Sheets. CENG is obligated to decommission its nuclear power plants after these plants cease operation.

        Decommissioning activities are currently projected to be staged through the 2080 decade. Any changes in the costs or timing of decommissioning activities, or changes in the fund earnings, could affect the adequacy of the funds to cover the decommissioning of the plants, and if there were to be a shortfall, additional funding would have to be provided by CENG. CENG has the ability to request funding assistance from both Constellation Energy and EDF, as the owners of CENG.

Calvert Cliffs

In March 2008, Constellation Energy, BGE, and a Constellation Energy affiliate entered into a settlement agreement with the State of Maryland, the Public Service Commission of Maryland (Maryland PSC), and certain State of Maryland officials. The settlement agreement became effective on June 1, 2008. Pursuant to the terms of the settlement agreement, BGE customers were relieved of the potential future liability for decommissioning Calvert Cliffs Unit 1 and Unit 2. BGE will continue to collect the $18.7 million annual nuclear decommissioning charge from all electric customers through 2016 and continue to rebate this amount to residential electric customers, as previously required by Maryland Senate Bill 1 which was enacted in June 2006.

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

Approximate Annual Coal Requirement (tons)
Brandon Shores—Units 1 and 2 (combined)	2,800,000
C. P. Crane—Units 1 and 2 (combined) (1)	1,000,000
H. A. Wagner—Units 2 and 3 (combined)	800,000
(1)
Assuming 100% sub-bituminous coal

        We receive coal deliveries to these facilities by rail and barge. Over the past few years, we expanded our coal sources through a variety of methods, including restructuring our rail and terminal contracts, increasing the range of coals we can consume, and finding potential other coal supply sources including limited shipments from various international sources. While we primarily use coal produced from mines located in central and northern Appalachia, we are using sub-bituminous coal from the Western United States at C.P. Crane and have the ability to switch to using imported coal at Brandon Shores and H.A. Wagner to manage our coal supply. The timely delivery of coal together with the maintenance of appropriate levels of inventory is necessary to allow for continued, reliable generation from these facilities.

        As discussed in the Environmental Matters section, our Maryland coal-fired generating facilities must comply with the requirements of the Maryland Healthy Air Act (HAA), which requires reduction of sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury emissions. To comply with the HAA requirements, we are planning to burn domestic and/or import compliance coals (1.2 lb/mmbtu SO2 or less) at H.A. Wagner. The C.P. Crane station was converted to burn up to 100% sub-bituminous coal in June 2010. In March 2010, we completed installation of flue gas desulfurization (FGD) equipment on both Brandon Shores units. With the FGD installation, Brandon Shores now is able to burn higher sulfur coals (limit 6 lbs/mmbtu or approximately 3.5% sulfur) while simultaneously reducing station emissions. The blend of coals actually procured for Brandon Shores will be optimized to achieve the lowest delivered cost while complying with HAA limitations.

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

        All of our coal requirements reflect expected generating levels. The actual fuel quantities required can vary substantially from historical levels depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements. However, we believe that we will be able to obtain adequate quantities of coal to meet our requirements.

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

Oil

From 2008 through 2010, our requirements for residual fuel oil (No. 6) amounted to less than 0.5 million barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made from the suppliers' Baltimore Harbor and Philadelphia marine terminals for distribution to the various generating plant locations. Also, based on normal burn practices, we require approximately 8.0 million to 11.0 million gallons of distillates (No. 2 oil and kerosene) annually, but these requirements can vary substantially from year to year depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements. Distillates are purchased from the suppliers' Baltimore truck terminals for distribution to the various generating plant locations. We have contracts with various suppliers to purchase oil at spot prices, and for future delivery, to meet our requirements.

Competition

We encounter competition from companies of various sizes, having varying levels of experience, financial and human resources, and differing strategies.

        We face competition in the market for energy, capacity, and ancillary services. In our NewEnergy business, we compete with international, national, and regional full-service energy providers, merchants, and producers to obtain competitively priced supplies from a variety of sources and locations, and to utilize efficient transmission, transportation, or storage. We principally compete on the basis of price, customer service, reliability, and availability of our products.

        With respect to our Generation business, we compete in the operation of energy-producing projects, and our competitors in this business are both domestic and international organizations, including various utilities, industrial companies and independent power producers (including affiliates of utilities, financial investors, and banks), some of which have greater financial resources.

        Many states are considering different types of regulatory initiatives concerning competition in the power and gas industry, which makes a general assessment of the state of competitive markets difficult. Many states continue to support or expand retail competition and industry restructuring. Other states that were considering restructuring have slowed their plans or postponed consideration of competitive markets. In addition, states that have restructured their energy markets routinely consider new market rules including return to monopoly service measures that could result in more limited opportunities for competitive energy suppliers like Constellation Energy. While there is activity in this area, we believe there is adequate growth potential in the current competitive market.

        The market for commercial, industrial, and governmental energy supply continues to grow and we continue to experience increased competition from energy and non-energy market participants on a regional and national basis in our retail customer supply activities. Strong retail competition and the impact of wholesale power prices compared to the rates charged by local utilities affects the contract margin we receive from our customers. Recent economic conditions have increased overall margins reflecting an appropriate return on capital to support the business. Our experience and expertise in assessing and managing risk and our strong focus on customer service should help us to remain competitive during volatile or otherwise adverse market circumstances.

Generation and NewEnergy Operating Statistics

	2010	2009	2008

Gross Margin (In millions)
Generation (1)	$800	$2,082	$2,042
NewEnergy	1,244	1,079	1,040

Total Gross Margin	$2,044	$3,161	$3,082

Generation (In millions)—MWH (1)(2)	35.1	46.0	50.9

Operating statistics do not reflect the elimination of intercompany transactions.

(1)
2009 reflects our 100% ownership in our nuclear business through November 6, 2009 and our 50.01% ownership in our nuclear business from November 6, 2009 through December 31, 2009 following the sale of a 49.99% membership interest in CENG. These amounts also exclude contracted generation.

(2)
These amounts exclude contracted generation.

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

Electric Business

Electric Competition

Maryland has implemented electric customer choice and competition among electric suppliers. As a result, all customers can choose their electric energy supplier, which includes subsidiaries of Constellation Energy. While BGE does not sell electricity to all customers in its service territory, BGE continues to deliver electricity to all customers and provides meter reading, billing, emergency response, and regular maintenance.

Standard Offer Service

BGE is obligated by the Maryland PSC to provide market-based standard offer service (SOS) to all of its electric customers who elect not to select a competitive energy supplier. The SOS rates charged recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. As discussed in Item 7. Management's Discussion and Analysis—Regulated Electric Business section, BGE resumed collection of the shareholder return portion of the residential SOS administrative charge, which had been eliminated under Maryland Senate Bill 1, from June 1, 2008 through May 31, 2010 without having to rebate it to all residential electric customers. Starting June 1, 2010, BGE provides all residential electric customers a credit for the residential return component of the administrative charge through December 2016.

        Bidding to supply BGE's SOS occurs from time to time through a competitive bidding process approved by the Maryland PSC. Successful bidders, which may include subsidiaries of Constellation Energy, execute contracts with BGE for terms of three months or two years.

Commercial and Industrial Customers

BGE is obligated by the Maryland PSC to provide several variations of SOS to commercial and industrial customers depending on customer load.

Residential Customers

Residential customers went to full market rates in January 2008. Pursuant to the order issued by the Maryland PSC in October 2009 approving our transaction with EDF, Constellation Energy agreed to fund a one-time per customer distribution rate credit for BGE residential customers, in 2010, totaling $110.5 million, which approximated $100 per customer. In December 2009, BGE filed a tariff with the Maryland PSC stating we would give residential customers a rate credit of exactly $100 per customer. As a result, BGE provided rate credits totaling $112.4 million. Constellation Energy made a $66 million equity contribution to BGE in December 2009 to fund the after-tax amount of the rate credit as required by the Maryland PSC order.

        In 2010, the Maryland PSC issued a rate order authorizing BGE to increase electric and gas distribution rates for service rendered on or after December 4, 2010. We discuss this rate order in more detail in Item 7. Management's Discussion and Analysis—Regulation—Maryland—Base Rates section.

Electric Load Management

BGE has implemented various programs for use when system-operating conditions or market economics indicate that a reduction in load would be beneficial. These programs include:

  •
  two options for commercial and industrial customers to reduce their electric loads,
  •
  air conditioning and heat pump controls for residential and commercial customers through both programmable thermostats and load control devices, and
  •
  residential water heater controls.

        BGE is developing other programs designed to help manage its peak demand, improve system reliability and improve service to customers by giving customers greater control over their energy use.

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. Under a grant from the DOE, BGE is a recipient of $200 million in federal funding for our smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other related expenditures up to $200 million, substantially reducing the total cost of these initiatives.

        The Maryland PSC approved a full portfolio of conservation programs for implementation in 2009 as well as a customer surcharge to recover the associated costs.

Transmission and Distribution Facilities

BGE maintains approximately 240 substations and approximately 1,300 circuit miles of transmission lines throughout central Maryland. BGE also maintains approximately 24,800 circuit miles of distribution lines. The transmission facilities are connected to those of neighboring utility systems as part of PJM Interconnection (PJM). Under the PJM Tariff and various agreements, BGE and other market participants can use regional transmission facilities for energy, capacity, and ancillary services transactions, including emergency assistance.

        We discuss various FERC initiatives relating to wholesale electric markets in more detail in Item 7. Management's Discussion and Analysis—Federal Regulation section.

BGE Electric Operating Statistics

	2010	2009	2008

Revenues (In millions)
Residential
Excluding Delivery Service Only	$1,808.6	$1,864.0	$1,688.3
Delivery Service Only	48.1	14.3	7.6
Commercial
Excluding Delivery Service Only	467.4	531.2	604.0
Delivery Service Only	249.5	245.0	222.8
Industrial
Excluding Delivery Service Only	28.7	30.4	31.3
Delivery Service Only	25.6	29.1	27.1

System Sales and Deliveries	2,627.9	2,714.0	2,581.1
Other (1)	124.4	106.7	98.6

Total	$2,752.3	$2,820.7	$2,679.7

Distribution Volumes (In thousands)—MWH
Residential
Excluding Delivery Service Only	12,344	12,394	12,670
Delivery Service Only	1,490	457	353
Commercial
Excluding Delivery Service Only	3,707	3,945	3,957
Delivery Service Only	12,537	11,753	11,739
Industrial
Excluding Delivery Service Only	267	270	242
Delivery Service Only	2,519	2,757	3,002

Total	32,864	31,576	31,963

Customers (In thousands)
Residential	1,114.7	1,111.9	1,108.5
Commercial	118.6	118.5	117.6
Industrial	5.5	5.3	5.3

Total	1,238.8	1,235.7	1,231.4

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

BGE Gas Operating Statistics

	2010	2009	2008

Revenues (In millions)
Residential
Excluding Delivery Service Only	$427.0	$460.7	$567.8
Delivery Service Only	22.1	19.0	19.0
Commercial
Excluding Delivery Service Only	109.0	129.1	161.8
Delivery Service Only	39.8	40.4	46.4
Industrial
Excluding Delivery Service Only	5.2	6.4	8.1
Delivery Service Only	16.7	15.2	14.5

System Sales and Deliveries	619.8	670.8	817.6
Off-System Sales	79.8	81.1	197.7
Other	9.8	6.4	8.7

Total	$709.4	$758.3	$1,024.0

Distribution Volumes (In thousands)—DTH
Residential
Excluding Delivery Service Only	37,791	37,889	37,675
Delivery Service Only	4,857	4,270	4,119
Commercial
Excluding Delivery Service Only	11,606	12,066	12,205
Delivery Service Only	24,329	25,046	29,289
Industrial
Excluding Delivery Service Only	595	635	650
Delivery Service Only	19,750	20,826	18,432

System Sales and Deliveries	98,928	100,732	102,370
Off-System Sales	14,711	17,542	18,782

Total	113,639	118,274	121,152

Customers (In thousands)
Residential	608.6	606.8	605.0
Commercial	42.9	42.9	42.8
Industrial	1.1	1.1	1.1

Total	652.6	650.8	648.9

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

Consolidated Capital Requirements

Our total capital requirements for 2010 were $1.0 billion. Of this amount, $0.4 billion was used in our Generation and NewEnergy businesses and $0.6 billion was used in our regulated business. We estimate our total capital requirements will be $1.0 billion in 2011.

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

        We continuously monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance. Our capital expenditures were approximately $1.2 billion during the five-year period 2006-2010 to comply with existing environmental standards and regulations, including the Maryland HAA. Our estimated environmental capital requirements for the next three years are approximately $35 million in 2011, $20 million in 2012, and $25 million in 2013.

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

        In December 2008, the United States Court of Appeals for the District of Columbia Circuit reversed its July 2008 decision to fully vacate CAIR, and instead, remanded the issue to the EPA for reconsideration with CAIR requirements to remain in effect until the EPA takes further action. The uncertainty around the adoption of CAIR has not resulted in a material change to our emissions reduction plan in Maryland as the emissions reduction requirements of Maryland's HAA and Clean Power Rule (CPR) are more stringent and applied sooner than those under CAIR. However, as CAIR is replaced, it could affect the market prices of SO2 and NOx emission allowances, which could in turn affect our financial results.

        In July 2010, the EPA proposed regulations to replace the regional cap-and-trade program under CAIR with a program that would require each of 31 eastern states and the District of Columbia to reduce SO2 and NOX emissions. Depending on the scope of any final regulations that may be adopted by the EPA, which is expected to occur in July 2011, and any plans that may be adopted by the states in which our plants are located, additional regulation could result in additional compliance requirements and costs that could be material.

        In January 2010, the EPA proposed rules to adopt NAAQS for ozone that are stricter than the NAAQS adopted in March 2008, based on the EPA's reevaluation of scientific evidence about ozone and ozone's effects on humans and the environment. The final standard is expected to be adopted in 2011. In June 2010, the EPA adopted a stricter NAAQS for SO2. We are unable to determine the impact that complying with the stricter NAAQS for ozone or SO2 will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standards. However, costs associated with compliance with these plans could be material.

        In December 2006, the United States Court of Appeals for the District of Columbia Circuit ruled that requirements to impose fees on large emissions sources in areas that have not attained the NAAQS based on the previous ozone standard (Section 185 fees), which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005 and remanded the issue to the EPA for reconsideration. A petition to the United States Supreme Court to hear an appeal was denied in January 2008. The EPA issued Section 185 fee guidance to the states in January 2010 that contained flexible state alternatives to meet the requirements. States in which we operate have not finalized their approach for implementing the requirements and consequently, we are unable to estimate the ultimate financial impact of this matter in light of the uncertainty surrounding the anticipated EPA and state rulemakings. However, the final resolution of this matter, and any fees that are ultimately assessed could have a material impact on our financial results.

        In September 2006, the EPA adopted a stricter NAAQS for particulate matter. We are unable to determine the impact that complying with the stricter NAAQS for particulate matter will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standard.

Hazardous Air Pollutant Emissions

In March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR) to reduce the emissions of mercury from coal-fired facilities through a market-based cap and trade program. CAMR was to affect all coal or waste coal fired boilers at our generating facilities. However, in February 2008, the United States Court of Appeals for the District of Columbia Circuit struck down CAMR. In response to that decision and as a result of a court settlement with a number of parties, the EPA is under a consent order to propose a rule by March 2011 and to finalize new hazardous air pollutant emission standards by November 2011. Any new standards that require the installation of additional emissions control technology beyond what is required under Maryland's HAA and CPR, which are discussed below, may require us to incur additional costs, which could have a material effect on our financial results.

New Source Review

In connection with its enforcement of the CAA's new source review requirements, in 2000, the EPA requested information relating to modifications made to our Brandon Shores, C.P. Crane, and H. A. Wagner plants located in Maryland. The EPA also sent similar, but narrower, information requests to Keystone and Conemaugh, two of our newer Pennsylvania coal burning plants in which we have an ownership interest. We responded to the EPA in 2001, and as of the date of this report the EPA has taken no further action.

        As discussed in Note 12 to Consolidated Financial Statements, in January 2009, the EPA issued a Notice of Violation to one of our subsidiaries alleging that the Keystone plant located in Pennsylvania, of which we own a 20.99% interest, performed various capital projects without complying with the new source review requirements.

        Based on the level of emissions control that the EPA and states are seeking in new source review enforcement actions, we believe that material additional costs and penalties could be incurred, and planned capital expenditures could be accelerated, if the EPA was successful in any future actions regarding our facilities.

State

Maryland has adopted the HAA and the CPR, which establish annual SO2, NOx, and mercury emission caps for specific coal-fired units in Maryland, including units located at three of our facilities. The requirements of the HAA and the CPR for SO2, NOx, and mercury emissions are more stringent and apply sooner than those required under federal requirements. Likewise, Massachusetts has comprehensive air emissions standards in place that are more stringent than the federal standards, so impending regulations are not anticipated to cause additional costs to our natural gas and oil-fired units in Massachusetts. In Pennsylvania, regulations adopted requiring coal-fired generating facilities to reduce mercury emissions were ruled invalid by a Pennsylvania court in January 2009.

        Maryland has also adopted opacity regulations consistent with its commitment to resolve long-standing industry concerns about the prior regulations' continuous compliance requirements and is in the process of obtaining the EPA's approval of Maryland's state implementation plan (SIP) for these regulations. While EPA approval of Maryland's SIP is being obtained, the opacity regulations are being implemented in a manner that will enable our plants to remain in compliance. We anticipate that the regulations under the EPA-approved SIP will be consistent with the regulations as currently implemented.

Capital Expenditure Estimates—Air Quality

We expect to incur additional environmental capital spending as a result of complying with the air quality laws and regulations discussed above. To comply with HAA and CPR, we will install additional air emission control equipment at our coal-fired generating facilities in Maryland and at our co-owned coal-fired facilities in Pennsylvania to meet air quality standards. We include in our estimated environmental capital requirements capital spending for these air quality projects, which we expect will be approximately $20 million in 2011, $15 million in 2012, $25 million in 2013 and $25 million from 2014-2015.

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

        There is continued likelihood that greenhouse gas emissions regulation will eventually occur at the international or federal level and/or continue to occur at the state level although considerable uncertainty remains as to the nature and timing of such regulation. Climate-related legislation was introduced in the last several United States Congress sessions but was not enacted. In September 2009, the EPA issued an "endangerment and cause or contribute finding" for greenhouse gases under the Clean Air Act and in 2010 finalized changes to its air construction and operating permit programs to incorporate greenhouse gases as pollutants subject to air permits. Beginning in 2011, in certain instances, additional greenhouse gas emissions resulting from the construction or modification of large facilities subject to the EPA's permit programs, which include power plants, will be required to be controlled through the use of the best available control technology, as determined by the EPA, before an air emissions permit will be issued. If we were to modify our generating plants, our costs to comply with these requirements could be material depending on the modifications made.

        Maryland and Massachusetts are participants in the Northeast Regional Greenhouse Gas Initiative (RGGI). Under RGGI, the states auction carbon dioxide (CO2) allowances associated with power plants, which include plants owned by us. Auctions have occurred quarterly since September 2008. Although we did not incur material costs in these auctions, we could incur material costs in the future to purchase allowances necessary to offset CO2 emissions from our plants. Although we participate in RGGI, we believe a patchwork of climate policy and regulatory approaches across different states, regions or industry sectors has the potential to inequitably raise costs to particular businesses and/or drive the reallocation of emissions without actually achieving the desired overall reduction of emissions.

        In addition, California has adopted regulations requiring our generating facilities in California to submit greenhouse gas emissions data to the state. More recently, in December 2010, the California Air Resources Board approved a declining cap and trade program for electricity suppliers beginning in 2012 aimed at achieving a 15% reduction in CO2 emissions by 2020 as compared with 2012. It is not possible to determine the scope of the impact of this program on our business or financial results until the details of the program are made public, but the impact could be material.

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

        However, to the extent greenhouse gas emissions are regulated through a federal, mandatory cap and trade greenhouse gas emissions program, we believe our business could also benefit. Our generation fleet has an overall CO2 emission rate that is lower than the industry average with a substantial amount of the fleet's output coming from nuclear and hydroelectric plants, which generate significantly lower CO2 emissions than fossil fuel plants. We also have experience trading in the markets for emissions allowances and renewable energy credits and our NewEnergy business has expertise in providing renewable energy products and services to retail customers.

Water Quality

The Clean Water Act established the basic framework for federal and state regulation of water pollution control and requires facilities that discharge waste or storm water into the waters of the United States to obtain permits.

Water Intake Regulations

The Clean Water Act requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. In July 2004, the EPA published final rules under the Clean Water Act for existing facilities that establish performance standards for meeting the best technology available for minimizing adverse environmental impacts. We currently have eight facilities affected by the regulation. In January 2007, the United States Court of Appeals for the Second Circuit ruled that the EPA's rule did not properly implement the Clean Water Act requirements in a number of areas and remanded the rule to the EPA for reconsideration.

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

        The EPA is expected to propose new regulations in March 2011 and we will evaluate our compliance options in light of those proposed regulations. Until the new regulations are finalized, which is expected in July 2012, water intake compliance will be determined in accordance with the EPA's July 2007 order and relevant state regulations and interpretations. Depending on the scope of any new regulations that may be adopted by the EPA, our compliance costs could be material.

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

        As a result of these regulatory proposals and our current ash generation projections, we are exploring our options for the management of ash, including construction of an ash placement facility. Over the next five years, we estimate that our capital expenditures for this project will be approximately $20 million. Our estimates are subject to significant uncertainties, including the timing of any regulatory change, its implementation timetable, and the scope of the final requirements. As a result, we cannot predict our capital spending or the scope and timing of this project with certainty, and the actual expenditures, scope and timing could differ significantly from our estimates.

        In May 2010, the EPA proposed rules to regulate coal combustion by-products, such as fly ash, either as a special hazardous waste or as a nonhazardous waste. Depending on the scope of any final rules that are adopted, additional federal regulation has the potential to result in additional compliance requirements and costs that could be material.

Employees

Constellation Energy and its consolidated subsidiaries (excluding CENG, which was deconsolidated on November 6, 2009) had approximately 7,600 employees at December 31, 2010.

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

Our operations are affected by local, national, and worldwide economic conditions. The consequences of a slow recovery from recession or a new recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity may continue to result in a decline in energy consumption, an increase in customers' inability to pay their accounts, and lower commodity prices. These impacts may adversely affect our financial results and future growth.

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

Our NewEnergy business may incur substantial costs and liabilities and be exposed to price volatility and counterparty performance risk as a result of its participation in the wholesale energy markets.

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

        Exposure to counterparty performance.    Our NewEnergy business enters into transactions with numerous third parties (commonly referred to as "counterparties"). In these arrangements, we are exposed to the credit risks of our counterparties and the risk that one or more counterparties may fail to perform under their obligations to make payments or deliver fuel or power. In addition, we enter into various wholesale transactions through Independent System Operators (ISOs). These ISOs are exposed to counterparty credit risks. Any losses relating to counterparty defaults impacting the ISOs are allocated to and borne by all other market participants in the ISO. These risks are exacerbated during periods of commodity price fluctuations. If a counterparty were to default and we were to liquidate all contracts with that entity, our credit loss would include the loss in value of derivative contracts recorded at fair value, the amount owed for settled transactions, and additional payments, if any, that we would have to make to settle unrealized losses on accrual contracts. Defaults by suppliers and other counterparties may adversely affect our financial results.

Changes in the prices of commodities, initial margin requirements, collateral posting asymmetries and types of collateral impact our liquidity requirements.

Our businesses are exposed to market fluctuations in the price and transportation costs of electricity, natural gas, coal, and other commodities. We seek to mitigate the effect of these fluctuations through various hedging strategies, which may require the posting of collateral by both us and our counterparties. Changes in the prices of commodities and initial margin requirements for exchange-traded contracts can affect the amount of collateral that must be posted, depending on the particular position we hold.

        There are certain asymmetries relating to the use of collateral that create liquidity requirements for our Generation and NewEnergy businesses. These asymmetries arise as a result of our actions to be economically hedged as well as market conditions or conventions for conducting business that result in some transactions being collateralized while others are not, including:

  •
  In our NewEnergy business, we generally do not receive collateral under contractual obligations to supply our customers, but we may hedge these transactions through purchases that generally require us to post collateral.
  •
  In our Generation operation, we may have to post collateral on our power sale or fuel purchase contracts.

        As a result, significant changes in the prices of commodities and margin requirements for exchange-traded contracts could require us to post additional collateral from time to time without our counterparties having to post cash collateral to us, which could adversely affect our overall liquidity and ability to finance our operations, and, in turn, could adversely affect our credit ratings. Additionally, posting letters of credit to counterparties to meet collateral requirements adversely impacts our liquidity, while the receipt of letters of credit as collateral does not improve our liquidity.

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

We may not fully hedge our Generation and NewEnergy businesses, or other market positions against changes in commodity prices, and our hedging procedures may not work as planned.

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

At December 31, 2010, our qualified pension obligation was approximately $129 million greater than the fair value of our plan assets. The performance of the capital markets will affect the value of the assets that are held in trust to satisfy our future obligations under our qualified pension plans. A decline in the market value of those assets or the failure of those assets to earn an adequate return may increase our funding requirements for these obligations, which may adversely affect our liquidity and financial results.

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

We indirectly own substantial interests in nuclear power plants. Operation of these plants exposes us to risks in addition to those that result from owning and operating non-nuclear power generation facilities. These risks include normal operating risks for a nuclear facility and the risks of a nuclear accident.

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

        Nuclear Accident Risks.    In the event of a nuclear accident, the cost of property damage and other expenses incurred may exceed the insurance coverage available from both private sources and an industry retrospective payment plan. In addition, in the event of an accident at our nuclear joint venture or another participating insured party's nuclear plants, we or CENG could be assessed retrospective insurance premiums (because all nuclear plant operators contribute to a nationwide catastrophic insurance fund). In instances where CENG is the member insured, we have guaranteed our share of CENG's performance. Uninsured losses or the payment of retrospective insurance premiums could each have a material adverse effect on our financial results.

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

        Examples of potential future regulatory changes include additional regulation of greenhouse gas emissions at the federal, regional, and/or state level, heightened enforcement of new source review requirements, increased regulation of coal combustion by-products, and mandated investment in maximum achievable control technology or renewable energy resources. One or more of these changes could increase our compliance and operating costs or require significant commitments of capital.

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

        BGE's distribution rates are subject to regulation by the Maryland PSC, and such rates are effective until new rates are approved. If the Maryland PSC does not approve adequate new rates, BGE might not be able to recover certain costs it incurs or earn an adequate rate of return. In addition, limited categories of costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover material costs not included in rates or adjustment clauses could have an adverse effect on our, or BGE's, cash flow and financial position.

        Energy legislation enacted in Maryland in June 2006 and April 2007 mandated that the Maryland PSC review Maryland's competitive electricity market. Although the settlement agreement reached with the State of Maryland in March 2008 terminated certain studies relating to the 1999 deregulation settlement, the State of Maryland is still undertaking a review of the Maryland electric industry and market structure to consider various options for providing standard offer service to residential customers, including re-regulation. We cannot at this time predict the final outcome of this review or how such outcome may affect our, or BGE's financial results, but it could be material.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a new regulatory regime for derivatives. Final regulations may address collateral requirements, exchange margin cash postings, and other aspects of derivative transactions, which if applicable to us despite being an end user of derivatives, could require us to post additional cash collateral or otherwise have a material adverse effect on our business.

        We are also subject to mandatory reliability standards enacted by the North American Electric Reliability Corporation (NERC) and enforced by the FERC. Compliance with the mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we are found to be in noncompliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. The State of Maryland also is considering legislative or regulatory changes that would impose reliability and quality of service standards on electric and gas companies, including penalties for failure to meet those standards.

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

We operate in competitive segments of the electric and gas industries created by federal and state restructuring initiatives. If competitive restructuring of the electric or gas industries is reversed, discontinued, restricted, or delayed, our business prospects and financial results could be materially adversely affected.

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

        Energy companies have been under increased scrutiny by state legislatures, regulatory bodies, capital markets, and credit rating agencies. This increased scrutiny could lead to substantial changes in laws and regulations affecting us, including modifications to the auction processes in competitive markets and new accounting standards that could change the way we are required to record revenues, expenses, assets, and liabilities. Proposals in the State of Maryland from time to time relating to the structure of the electric industry in Maryland and various options for re-regulation of the industry are examples of how these laws and regulations can change. In addition, other states are seeking more direct ways to affect the results of wholesale capacity markets, including legislation adopted in New Jersey that provides guaranteed cost recovery for the development of up to 2,000 MWs of generation in exchange for the new generation clearing in the PJM capacity market. We cannot predict the future development of regulation or legislation in these markets or the ultimate effect that this changing regulatory environment will have on our business.

        If competitive restructuring of the electric and natural gas markets is reversed, discontinued, restricted, or delayed, or if legislative or regulatory proposals are implemented in a manner adverse to us, our business prospects and financial results could be negatively impacted.

Our financial results may be harmed if transportation and transmission availability is limited or unreliable.

We have business operations throughout the United States and in Canada. As a result, we depend on transportation and transmission facilities owned and operated by utilities and other energy companies to deliver the electricity, natural gas and other related products we sell to the wholesale and retail markets, as well as the natural gas and coal we purchase to supply some of our generating facilities. If transportation or transmission is disrupted or capacity is inadequate, our ability to sell and deliver products may be hindered. Such disruptions could also hinder our ability to provide electricity, coal, or natural gas to our customers or power plants and may materially adversely affect our financial results.

BGE's electric and gas infrastructure may require significant expenditures to maintain and is subject to operational failure, which could result in potential liability.

Much of BGE's electric and gas operational systems and infrastructure, such as gas mains and pipelines and electric transmission and distribution equipment, has been in service for many years. Older equipment, even if maintained in accordance with good utility practices, is subject to operational failure, including due to events that are beyond BGE's control, and may require significant expenditures to operate efficiently. Operational failure could result in potential liability if such failure results in damage to property or injury to individuals. As a result, electric and gas infrastructure expenditures and operational failure of equipment could have an adverse effect on our, or BGE's, financial results.

Our NewEnergy business has contractual obligations to certain customers to provide full requirements service, which makes it difficult to predict and plan for load requirements and may result in reduced revenues and increased operating costs to our business.

Our NewEnergy business has contractual obligations to certain customers to supply full requirements service to such customers to satisfy all or a portion of their energy requirements. The uncertainty regarding the amount of load that our NewEnergy business must be prepared to supply to customers may increase our operating costs. The process of estimating the load requirements of our customers is complicated by potential variability in demand resulting from extreme changes in weather and economic factors affecting our customers. A significant under- or over-estimation of load requirements could result in our NewEnergy business not having enough power or having too much power to cover its load obligation, in which case it would be required to buy or sell power from or to third parties at prevailing market prices. Those prices may not be favorable and thus could reduce our revenues and/or increase our operating costs and result in the possibility of reduced earnings or incurring losses.

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

Investment in new business initiatives and markets may not be successful.

Our NewEnergy business has sought to invest in new business initiatives and actively participate in new markets. These include, but are not limited to, unconventional oil and gas exploration and production, residential retail power and gas sales, solar and wind generation, and managed load response. Such initiatives may involve significant risks and uncertainties, including distraction of management from current operations, inadequate return on capital, and unidentified issues not discovered in the diligence performed prior to launching an initiative or entering a market. Due to these risks, no assurance can be given that such initiatives will be successful and will not materially adversely affect our financial results. Additionally, as these markets mature, there may be new market entrants or expansion by established competitors that increase competition for customers and resources, which could result in us not achieving our plans and could have a material adverse effect on our financial results.

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

We are likely to encounter significant competition for acquisition opportunities that may become available. In addition, we may be unable to identify attractive acquisition opportunities at favorable prices, to secure the financing necessary to undertake them, or to successfully and timely complete and integrate them. Specifically, we intend to continue to pursue the acquisition of new generating plants in regions where we have significant retail and wholesale customer supply operations. Acquired plants may not generate the projected rates of return or sufficiently match generation capacity with retail and wholesale customer supply operations volumes causing an increase in collateral requirements. If we cannot identify, complete and integrate acquisitions successfully, our business, results of operations and financial condition could be adversely affected.

War, threats of terrorism and catastrophic events may impact the results of our operations in unpredictable ways.

We cannot predict the impact that any future act of war, terrorist attack, or catastrophic event might have on the energy industry in general and on our business in particular. In addition, any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. The possibility alone that infrastructure facilities, such as electric generation, electric and gas transmission and distribution facilities would be direct targets of, or indirect casualties of, an act of terror, war, or a catastrophic event may affect our operations. Furthermore, these catastrophic events could compromise the physical or cyber security of our facilities, which could adversely affect our ability to manage our business effectively.

        Such activity may have an adverse effect on the United States economy in general. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our financial results or restrict our future growth. Instability in the financial markets as a result of war, threats of terrorism, and catastrophic events may affect our stock price and our ability to raise capital.

        In addition, we maintain a level of insurance coverage consistent with industry practices against property and casualty losses subject to unforeseen occurrences or catastrophic events that may damage or destroy assets or interrupt operations. Furthermore, in the event of a severe disruption resulting from war, threats of terrorism, and catastrophic events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, there may be events beyond our control that may severely impact operations and affect financial performance.

A downgrade in our credit ratings could negatively affect our ability to access capital and/or operate our wholesale and retail NewEnergy business.

We rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. If any of our credit ratings were to be downgraded, especially below investment grade, our ability to raise capital on favorable terms, including in the commercial paper markets, if available, could be hindered, and our borrowing costs would increase. Additionally, the business prospects of our wholesale and retail NewEnergy business, which in many cases rely on the creditworthiness of Constellation Energy, would be negatively impacted. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade. Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that exceeds our available liquidity. Some of the factors that affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative, and regulatory events.

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

Item 2. Properties

Constellation Energy occupies approximately 856,000 square feet of leased and owned office space in North America, which includes its corporate offices in Baltimore, Maryland. We describe our electric generation properties on the next page. We also have leases for other offices and services located in the Baltimore metropolitan region, and for various real property and facilities relating to our generation projects.

        BGE owns its principal headquarters building located in downtown Baltimore. BGE also leases approximately 16,670 square feet of office space. In addition, BGE owns propane air and liquefied natural gas facilities as discussed in Item 1. Business—Gas Business section.

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

        Our NewEnergy business owns several natural gas producing properties.

        The following table describes our generating facilities:

		At December 31, 2010
Plant	Location	Capacity (MW)	% Owned	Capacity Owned (MW)		2010 Capacity Factor (%)	Primary Fuel

Calvert Cliffs Unit 1 (1)	Calvert Co., MD	855	50.0	428		90.0	Nuclear
Calvert Cliffs Unit 2 (1)	Calvert Co., MD	850	50.0	425		97.2	Nuclear
Nine Mile Point Unit 1 (1)	Scriba, NY	620	50.0	310		97.5	Nuclear
Nine Mile Point Unit 2 (1)	Scriba, NY	1,138	41.0	467		89.7	Nuclear
R.E. Ginna (1)	Ontario, NY	581	50.0	291		97.2	Nuclear
Brandon Shores	Anne Arundel Co., MD	1,273	100.0	1,273		54.1	Coal
H. A. Wagner	Anne Arundel Co., MD	976	100.0	976		19.2	Coal/Oil/Gas
C. P. Crane	Baltimore Co., MD	399	100.0	399		24.2	Oil/Coal
Keystone	Armstrong and Indiana Cos., PA	1,711	21.0	359	(5)	90.4	Coal
Conemaugh	West Moreland Co., PA	1,711	10.6	181	(5)	81.1	Coal
Perryman	Harford Co., MD	347	100.0	347		2.2	Oil/Gas
Riverside	Baltimore Co., MD	228	100.0	228		0.7	Oil/Gas
Handsome Lake	Rockland Twp, PA	268	100.0	268		2.7	Gas
Notch Cliff	Baltimore Co., MD	101	100.0	101		2.0	Gas
Westport	Baltimore City, MD	116	100.0	116		0.5	Gas
Gould Street	Baltimore City, MD	97	100.0	97		2.6	Gas
Philadelphia Road	Baltimore City, MD	61	100.0	61		0.5	Oil
Safe Harbor	Safe Harbor, PA	417	66.7	278		27.1	Hydro
Criterion	Oakland, MD	70	100.0	70		2.5	Wind
Grande Prairie	Alberta, Canada	93	100.0	93		8.4	Gas
West Valley	Salt Lake City, UT	200	100.0	200		10.6	Gas
Hillabee Energy Center	Alexander City, Alabama	740	100.0	740		36.8	Gas
Colorado Bend Energy Center	Wharton, Texas	550	100.0	550		17.0	Gas
Quail Run Energy Center (2)	Odessa, Texas	550	100.0	550		15.3	Gas
Panther Creek	Nesquehoning, PA	80	50.0	40		96.6	Waste Coal
Colver	Colver Township, PA	102	25.0	26		99.2	Waste Coal
Sunnyside	Sunnyside, UT	51	50.0	26		84.5	Waste Coal
ACE	Trona, CA	102	31.1	32		88.0	Coal
Jasmin	Kern Co., CA	35	50.0	18		87.7	Coal
POSO	Kern Co., CA	35	50.0	18		92.0	Coal
Rocklin	Placer Co., CA	24	50.0	12		80.6	Biomass
Fresno	Fresno, CA	24	50.0	12		83.6	Biomass
Chinese Station	Jamestown, CA	22	45.0	10		58.6	Biomass
Malacha	Muck Valley, CA	32	50.0	16		10.6	Hydro
Constellation Solar (6)	Various	9	100.0	9		—	Solar
SEGS IV	Kramer Junction, CA	33	12.2	4		27.1	Solar
SEGS V	Kramer Junction, CA	24	4.2	1		33.0	Solar
SEGS VI	Kramer Junction, CA	34	8.8	3		28.4	Solar

Total Generating Facilities (3)(4)		14,559		9,030

(1)
We own a 50.01% membership interest in CENG, the joint venture with EDF that holds these nuclear generating assets as a result of the sale of a 49.99% interest in CENG to EDF that was completed in November 2009. We discuss this transaction in more detail in Note 2 to Consolidated Financial Statements.
(2)
On December 30, 2010, we signed an agreement to sell the Quail Run Energy Center to High Plains Diversified Energy Corporation (HPDEC) for $185.3 million. The agreement is contingent upon HPDEC obtaining financing through the sale of municipal bonds.
(3)
The sum of the individual plant capacity megawatts may not equal the total due to the effects of rounding.
(4)
Capacity figures represent summer seasonal claimed capacity amounts. For units with power purchase agreements, we use the contract capacity.
(5)
Reflects our proportionate interest in and entitlement to capacity from Keystone and Conemaugh, which include 2 MW of diesel capacity for Keystone and 1 MW of diesel capacity for Conemaugh.
(6)
Constellation Solar is our operation that constructs, owns, and operates solar facilities.

        In January 2011, we completed the acquisition of Boston Generating's 2,950MW nameplate capacity (2,656 MW of summer seasonal claimed capacity) fleet of generating plants: four natural gas-fired plants, including Mystic 8 and 9 (1,580 MW), Fore River (787 MW), and Mystic 7 (574 MW) as well as a fuel oil plant, Mystic Jet (9 MW). After this acquisition, our total summer seasonal claimed capacity owned increased to approximately 11,686 MW.

        In December 2009, we were selected by the State of Maryland to develop an approximately 17 MW solar photovoltaic power installation in Emmitsburg, Maryland. This $60 million solar facility will be constructed, owned, operated and maintained by us. We expect the project to be completed by December 2012.

        As of December 31, 2010, we also have a 50% ownership interest in a waste coal processing facility located in Hazelton, Pennsylvania.

Item 3. Legal Proceedings

We discuss our legal proceedings in Note 12 to Consolidated Financial Statements.

 Item 4. [Removed and Reserved]

Executive Officers of the Registrant

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years
Mayo A. Shattuck III	56	Chairman of the Board (since July 2002), President and Chief Executive Officer (since November 2001) of Constellation Energy	Chairman of the Board of Baltimore Gas and Electric Company
Michael J. Wallace (1)	63	Vice Chairman (since March 2008), Executive Vice President (since January 2004) and Chief Operating Officer (since May 2009) of Constellation Energy	President and Chief Executive Officer—Constellation Energy Nuclear Group, LLC
Henry B. Barron	60	Executive Vice President of Constellation Energy (since April 2008); and President and Chief Executive Officer (since September 2008) of Constellation Energy Nuclear Group	Chief Nuclear Officer of Constellation Energy Nuclear Group; and Group Executive and Chief Nuclear Officer—Duke Energy
James L. Connaughton	49	Executive Vice President, Corporate Affairs, Public and Environmental Policy (since February 2009)	Chairman of the White House Council on Environmental Quality and Director of the White House Office of Environmental Policy
Paul J. Allen	59	Senior Vice President (since January 2004) and Chief Environmental Officer (since June 2007) of Constellation Energy	None
Charles A. Berardesco	52	Senior Vice President (since October 2008), General Counsel (since October 2008) and Corporate Secretary (since July 2004) of Constellation Energy	Vice President and Deputy General Counsel—Constellation Energy; and Associate General Counsel—Constellation Energy
Brenda L. Boultwood	46	Senior Vice President and Chief Risk Officer of Constellation Energy (since January 2008)	Global Head of Strategy and Global Head of Derivative Services, Alternative Investment Services and Head of Treasury Services Risk Management—J.P. Morgan Chase & Company
Kenneth W. DeFontes, Jr.	60	Senior Vice President of Constellation Energy (since October 2004); and President and Chief Executive Officer of Baltimore Gas and Electric Company (since October 2004)	None
Andrew L. Good	43	Senior Vice President, Corporate Strategy and Development of Constellation Energy (since November 2009)	Senior Vice President and Chief Financial Officer—Constellation Energy Resources; Senior Vice President and Chief Financial Officer—Constellation Energy Commodities Group; and Senior Vice President, Finance—Constellation Energy
Kathleen W. Hyle	52	Senior Vice President of Constellation Energy (since September 2005); and Chief Operating Officer of Constellation Energy Resources (since November 2008)	Senior Vice President, Finance, and Chief Financial Officer—Constellation Energy Nuclear Group; Chief Financial Officer—UniStar Nuclear Energy; Senior Vice President, Finance—Constellation Energy; and Chief Financial Officer, Constellation NewEnergy
Mary L. Lauria	46	Senior Vice President and Chief Human Resources Officer of Constellation Energy (since October 2010)	Vice President and Chief Talent Officer—Constellation Energy; Vice President, Talent Management and Leadership Development—Wyeth; Director, Global Talent Management—Johnson & Johnson
Jonathan W. Thayer	39	Senior Vice President and Chief Financial Officer of Constellation Energy (since October 2008)	Vice President and Managing Director, Corporate Strategy and Development—Constellation Energy; Treasurer—Constellation Energy; and Senior Vice President and Chief Financial Officer—Baltimore Gas and Electric Company
(1)
Mr. Wallace will retire from Constellation Energy effective April 2011.

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

        As of January 31, 2011, there were 33,239 common shareholders of record.

Dividend Policy

Constellation Energy pays dividends on its common stock after its Board of Directors declares them. There are no contractual limitations on Constellation Energy paying common stock dividends, unless Constellation Energy elects to defer interest payments on the 8.625% Series A Junior Subordinated Debentures due June 15, 2063, and any deferred interest remains unpaid.

        Dividends have been paid continuously since 1910 on the common stock of Constellation Energy, BGE, and their predecessors. Future dividends depend upon future earnings, our financial condition, and other factors.

        In January 2011, we announced a quarterly dividend of $0.24 per share payable April 1, 2011 to holders of record at the close of business on March 10, 2011. This is equivalent to an annual rate of $0.96 per share.

        Quarterly dividends were declared on our common stock during 2010 and 2009 in the amounts set forth below.

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

Common Stock Dividends and Price Ranges

	2010			2009
		Price			Price
	Dividend Declared			Dividend Declared
		High	Low		High	Low
First Quarter	$0.24	$36.99	$31.08	$0.24	$27.97	$15.05
Second Quarter	0.24	38.73	32.09	0.24	28.05	20.18
Third Quarter	0.24	35.10	28.21	0.24	33.37	25.76
Fourth Quarter	0.24	33.18	27.64	0.24	36.55	30.24

Total	$0.96			$0.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2010	113	$32.34	—	—
November 1 - November 30, 2010	—	—	—	—
December 1 - December 31, 2010	92,643	30.84	—	—

Total	92,756	$30.84	—	—

(1)
Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock and restricted stock units.

Item 6. Selected Financial Data

Constellation Energy Group, Inc. and Subsidiaries

	2010	2009	2008	2007	2006

	(In millions, except per share amounts)
Summary of Operations
Total Revenues	$14,340.0	$15,598.8	$19,741.9	$21,185.1	$19,271.1
Total Expenses	15,853.8	14,588.5	20,821.9	19,858.8	18,025.2
Equity investment earnings (losses)	25.0	(6.1)	76.4	8.1	13.8
Gain on Sale of Interest in CENG	—	7,445.6	—	—	—
Net Gain (Loss) on Divestitures	245.8	(468.8)	25.5	—	73.8

(Loss) Income From Operations	(1,243.0)	7,981.0	(978.1)	1,334.4	1,333.5
Gains on Sales of CEP LLC equity	—	—	—	63.3	28.7
Other (Expense) Income	(76.7)	(140.7)	(69.5)	157.4	66.8
Fixed Charges	277.8	350.1	349.1	292.4	315.5

(Loss) Income Before Income Taxes	(1,597.5)	7,490.2	(1,396.7)	1,262.7	1,113.5
Income Tax (Benefit) Expense	(665.7)	2,986.8	(78.3)	428.3	351.0

(Loss) Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	(931.8)	4,503.4	(1,318.4)	834.4	762.5
(Loss) Income from Discontinued Operations, Net of Income Taxes	—	—	—	(0.9)	187.8

Net (Loss) Income	$(931.8)	$4,503.4	$(1,318.4)	$833.5	$950.3
Net Loss (Income) Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	50.8	60.0	(4.0)	12.0	13.9

Net (Loss) Income Attributable to Common Stock	$(982.6)	$4,443.4	$(1,314.4)	$821.5	$936.4

(Loss) Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles Assuming Dilution	$(4.90)	$22.19	$(7.34)	$4.51	$4.12
(Loss) Income from Discontinued Operations	—	—	—	(0.01)	1.04

(Loss) Earnings Per Common Share Assuming Dilution	$(4.90)	$22.19	$(7.34)	$4.50	$5.16

Dividends Declared Per Common Share	$0.96	$0.96	$1.91	$1.74	$1.51

Summary of Financial Condition
Total Assets	$20,018.5	$23,544.4	$22,284.1	$21,742.3	$21,801.6

Current Portion of Long-Term Debt	$305.3	$56.9	$2,591.5	$380.6	$878.8

Capitalization:
Long-Term Debt	$4,448.8	$4,814.0	$5,098.7	$4,660.5	$4,222.3
Noncontrolling Interests	88.8	75.3	20.1	19.2	94.5
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholders' Equity	7,829.2	8,697.1	3,181.4	5,340.2	4,609.3

Total Capitalization	$12,556.8	$13,776.4	$8,490.2	$10,209.9	$9,116.1

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	N/A	14.76	N/A	3.84	4.05
Book Value Per Share of Common Stock	$39.19	$43.27	$15.98	$29.93	$25.54

N/A—Calculation is not applicable as a result of the net loss for 2010 and 2008.

We discuss items that affect comparability between years, including acquisitions and dispositions, accounting changes and other items, in Item 7. Management's Discussion and Analysis.

Baltimore Gas and Electric Company and Subsidiaries

	2010	2009	2008	2007	2006

	(In millions)
Summary of Operations
Total Revenues	$3,461.7	$3,579.0	$3,703.7	$3,418.5	$3,015.4
Total Expenses	3,107.5	3,310.6	3,521.2	3,084.2	2,646.3

Income From Operations	354.2	268.4	182.5	334.3	369.1
Other Income	20.8	25.4	29.6	26.9	6.0
Fixed Charges	130.3	139.3	139.9	125.3	102.6

Income Before Income Taxes	244.7	154.5	72.2	235.9	272.5
Income Taxes	97.1	63.8	20.7	96.0	102.2

Net Income	147.6	90.7	51.5	139.9	170.3
Preference Stock Dividends	13.2	13.2	13.2	13.2	13.2

Net Income Attributable to Common Stock before Noncontrolling Interests	$134.4	$77.5	$38.3	$126.7	$157.1
Net Loss (Income) Attributable to Noncontrolling Interests	—	7.3	—	(0.1)	—

Net Income Attributable to Common Stock	$134.4	$84.8	$38.3	$126.6	$157.1

Summary of Financial Condition
Total Assets	$6,667.3	$6,453.1	$6,086.2	$5,783.0	$5,140.7

Current Portion of Long-Term Debt	$81.7	$56.5	$90.0	$375.0	$258.3

Capitalization
Long-Term Debt	$2,059.9	$2,141.4	$2,197.7	$1,862.5	$1,480.5
Noncontrolling Interest	—	17.6	16.9	16.8	16.7
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholder's Equity	2,073.2	1,938.8	1,538.2	1,671.7	1,651.5

Total Capitalization	$4,323.1	$4,287.8	$3,942.8	$3,741.0	$3,338.7

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	2.80	2.07	1.50	2.84	3.60
Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividends	2.41	1.80	1.33	2.42	2.99

We discuss items that affect comparability between years, including accounting changes and other items, in Item 7. Management's Discussion and Analysis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is an energy company that conducts its business through various subsidiaries and joint ventures organized around three business segments: a generation business (Generation), a customer supply business (NewEnergy), and Baltimore Gas and Electric Company (BGE). We describe our operating segments in Note 3 to Consolidated Financial Statements.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2010, 2009, and 2008. We analyze and explain the differences between periods in the specific line items of our Consolidated Statements of Income (Loss).

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

Strategy

Our strategy is to provide innovative and risk-mitigating energy products and solutions to North American wholesale and retail customers. Overall, we strive to serve our customers with diverse products and solutions to meet their energy needs.

        In executing this strategy, we leverage our core strengths of:

  •
  maintaining and growing strong and diverse supply relationships with retail and wholesale customers,
  •
  owning, developing, operating, and contracting for generation assets,
  •
  integrating our expertise in managing physical and financial risks, and
  •
  providing reliable, regulated utility service to customers.

        Our NewEnergy business focuses on sales of electricity, natural gas, and related products to various customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, governmental, and residential customers in competitive markets. The retail NewEnergy customer supply operation combines a unified sales force with a customer-centric model that leverages technology to broaden the range of products and services we offer, which we believe promotes stronger customer relationships. This model focuses on efficiency and cost reduction, which we believe will provide a platform that is scalable and able to capitalize on opportunities for future growth.

        NewEnergy obtains energy from both owned and contracted supply resources and actively manages these physical and contractual assets in order to derive incremental value. Additionally, NewEnergy is involved in the development, exploration and exploitation of natural gas properties.

        Our Generation business has a fleet of plants that is strategically located in markets that support our customer-facing business and includes various fuel types, such as coal, natural gas, oil, nuclear, and renewable sources. We generally have load obligations greater than our generation output. Going forward, we intend to invest in generation assets in the markets where we serve load to provide a more efficient and balanced profile between our generation production and our customer load obligations.

        Our strategy is enabled by a fleet of generation facilities and our risk management capabilities. This combination of our Generation and NewEnergy businesses also allows us to operate in a manner so we can minimize our collateral requirements. We discuss our collateral requirements in the Collateral section.

        BGE, our regulated utility located in central Maryland, provides standard offer service and distributes electricity and gas to customers. BGE is also focusing on enhancing reliability and customer satisfaction, and is implementing customer demand response initiatives, including a comprehensive smart grid initiative and a full portfolio of conservation programs.

        The ability of energy consumers to choose their supplier, regulatory change, and energy market conditions significantly impact our business. In response, we regularly evaluate our strategies to improve our competitive position. We actively anticipate and adapt to the business environment and regulatory changes that impact our industry. We are committed to maintaining a strong balance sheet and investment-grade credit quality by making disciplined investment and capital management decisions to support our strategic initiatives in an efficient and effective manner.

Business Environment

Various factors affect our financial results. We discuss some of these factors in more detail in Item 1. Business—Competition section. We also discuss these various factors in the Forward Looking Statements and Item 1A. Risk Factors sections.

        Throughout 2008, volatility in the financial markets intensified, leading to dramatic declines in equity and commodity prices and substantially reduced liquidity in the credit markets. Most equity indices declined significantly, the cost of credit default swaps and bond spreads increased substantially, and credit markets effectively ceased to be accessible for all but the most highly rated borrowers. In 2009 and 2010, markets in which we operate were affected by declining prices for power, gas, and capacity. We discuss the impact of declining commodity prices on our future earnings in more detail in the Generation Results section.

        During 2009 and 2010, we improved our liquidity and reduced our business risk in response to these market events. We discuss our liquidity and collateral requirements in the Financial Condition section. We continue to actively manage our credit risk to attempt to reduce the impact of a potential counterparty default. We discuss our customer (counterparty) credit and other risks in more detail in the Risk Management section.

        Competition also impacts our business. We discuss competition in more detail in Item 1. Business—Competition section.

        The impacts of electric competition on BGE in Maryland are discussed in Item 1. Business—Baltimore Gas and Electric Company—Electric Business—Electric Competition section.

Regulation—Maryland

Maryland PSC

In addition to competition, which we discuss in Item 1. Business—Baltimore Gas and Electric Company—Electric Business—Electric Competition section, regulation by the Maryland Public Service Commission (Maryland PSC) significantly influences BGE's businesses. The Maryland PSC determines the rates that BGE can charge customers of its electric distribution and gas businesses. The Maryland PSC incorporates into BGE's standard offer service rates the transmission rates determined by the Federal Energy Regulatory Commission (FERC). BGE's electric rates are shown on customer billings as separate components for delivery service (i.e. base rates), electric supply (commodity charge and transmission), and certain taxes and surcharges. The rates for BGE's regulated gas business continue to consist of a delivery charge (base rates as well as certain taxes and surcharges) and a commodity charge.

Purchase of Supplier Receivables

Effective July 15, 2010, BGE, pursuant to Maryland PSC requirements, began to purchase receivables at a discount from third party competitive energy suppliers that provide our customers electricity and/or gas. The discount rate applied to the receivables is a regulated rate which is intended to cover BGE's costs associated with purchasing these receivables, such as uncollectibles, and is subject to an annual true-up to reflect actual costs.

Order Approving Membership Interest Sale in CENG to EDF

In October 2009, the Maryland PSC issued an order approving the sale of a 49.99% membership interest in CENG to EDF subject to the following conditions, with which both Constellation Energy and EDF complied or are complying:

  •
  Constellation Energy funded a one-time, $100 per customer distribution rate credit for BGE residential customers totaling $112.4 million in the fourth quarter of 2009. Constellation Energy made a $66 million equity contribution to BGE in December 2009 to fund the after-tax amount of the rate credit as ordered by the Maryland PSC.
  •
  Constellation Energy was required to make a $250 million cash capital contribution to BGE by no later than June 30, 2010. Constellation Energy made this equity contribution to BGE in December 2009.
  •
  BGE will not pay common dividends to Constellation Energy if:
  •
  after the dividend payment, BGE's equity ratio would be below 48% as calculated pursuant to the Maryland PSC's ratemaking precedents, or
  •
  BGE's senior unsecured credit rating is rated by two of the three major credit rating agencies below investment grade.
  •
  BGE was prohibited from filing an electric and/or gas distribution rate case at any time prior to January 2010 and was ordered not to file a subsequent electric and/or gas distribution rate case until January 2011. Any rate increase in the first electric distribution rate case was capped at 5% as agreed to by Constellation Energy in its 2008 settlement with the State of Maryland and the Maryland PSC. In May 2010, BGE filed an electric and gas distribution rate case with the Maryland PSC and the Maryland PSC issued its order on the case in December 2010. We discuss this matter further in the Base Rates section below.
  •
  Constellation Energy is limited to allocating no more than 31% of its holding company costs to BGE until the Maryland PSC reviews such cost allocations in the context of BGE's next rate case.
  •
  Constellation Energy and BGE implemented "ring fencing" measures in February 2010 designed to provide bankruptcy protection and credit rating separation of BGE from Constellation Energy. Such measures include the formation of a new special purpose subsidiary by Constellation Energy to hold all of the common equity interests in BGE.

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
  •
  BGE customers were relieved of the potential future liability for decommissioning Calvert Cliffs Unit 1 and Unit 2, scheduled to begin no earlier than 2034 and 2036, respectively, and are no longer obligated to pay a total of $520 million, in 1993 dollars adjusted for inflation, pursuant to the 1999 Maryland PSC order regarding the deregulation of electric generation. BGE will continue to collect the $18.7 million annual nuclear decommissioning charge from all electric customers through 2016 and continue to rebate this amount to residential electric customers, as previously required by Maryland Senate Bill 1, which was enacted in June 2006.
  •
  BGE resumed collection of the residential return portion of the administrative charge included in Standard Offer Service (SOS) rates, which had been eliminated under Senate Bill 1, on June 1, 2008 through May 31, 2010 without having to rebate it to all residential electric customers. This totaled $37.3 million over this period. Starting June 1, 2010, BGE has provided all residential electric customers a credit for the residential return component of the administrative charge. This credit will be given to customers through December 31, 2016.
  •
  Any increase in electric distribution revenue awarded in the first electric distribution rate case filed by BGE after the settlement was capped at 5% with certain exceptions. The agreement does not govern or affect BGE's ability to recover costs associated with gas rates, federally approved transmission rates and charges, electric riders, tax increases, or increases associated with standard offer service power supply auctions.
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

        In May 2010, BGE filed an application for an increase in its electric and gas base rates with the Maryland PSC. In August 2010, BGE updated its application to request an increase of $47.2 million and $30.4 million in its electric and gas base rates, respectively. The request was based upon an 8.99% rate of return with an 11.65% return on equity and a 52% equity ratio. While BGE demonstrated the need for a $92.3 million increase in electric base rates, distribution revenues awarded to BGE in the case were subject to a 5% cap pursuant to the terms of the 2008 settlement agreement with the State of Maryland as well as the Maryland PSC's order approving the EDF transaction.

        On December 6, 2010, the Maryland PSC issued an abbreviated order authorizing BGE to increase electric distribution rates by no more than $31.0 million and increase gas distribution rates by no more than $9.8 million for service rendered on or after December 4, 2010. The electric distribution rate increase was based upon an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio. The gas distribution rate increase was based upon a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio. BGE implemented the abbreviated order, will evaluate the comprehensive rate order that the Maryland PSC will issue in the near future and will assess its alternatives. BGE cannot predict the outcome of this assessment.

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

Demand Response and Advanced Metering Programs

BGE defers costs associated with its demand response programs as a regulatory asset and recovers these costs from customers in future periods.

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. The Maryland PSC's approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is delivered to customers. Under a grant from the United States Department of Energy (DOE) BGE is a recipient of $200 million in federal funding for its smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives.

        We discuss BGE's electric load management programs in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Load Management. We discuss the associated regulatory assets in Note 6 to Consolidated Financial Statements.

Electric Standard Offer Service

BGE is obligated by the Maryland PSC to provide market-based standard offer service (SOS) to all of its electric customers who elect not to select a competitive energy supplier. The SOS rates charged recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. However, BGE is required under the terms of Senate Bill 1 to provide all residential electric customers a credit for the residential return component of the administrative fee. This credit will be given to customers through December 31, 2016. Currently, BGE is involved in a Maryland PSC proceeding to determine the future, on-going structure of the SOS administrative fee charged to all SOS customers.

Gas Commodity Charge

BGE charges its gas customers separately for the natural gas they purchase. The price BGE charges for the natural gas is based on a market-based rates incentive mechanism approved by the Maryland PSC. We discuss market-based rates in more detail in the Regulated Gas Business section and in Note 6 to Consolidated Financial Statements.

Potential Reliability and Quality of Service Standards

The State of Maryland is considering legislative and regulatory changes that would impose new reliability and quality of service standards on electric and gas companies, as well as penalties for failure to meet those standards. We cannot at this time predict the final outcome of this process or how such outcome may affect our, or BGE's, financial results.

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

        In addition to PJM, RTOs exist in other regions of the country such as the Midwest, New York, Texas, and New England. Similar to PJM, these RTOs also administer the energy market for their region and are responsible for operation of the transmission system and transmission system reliability. Our Generation and NewEnergy businesses participate in these regional energy markets. These markets are continuing to develop, and revisions to market structure are subject to review and approval by FERC. We cannot predict the outcome of any reviews at this time. However, changes to the structure of these markets could have a material effect on our financial results.

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

        We are a recipient of SECA payments, payer of SECA charges, and supplier to whom such charges may be shifted. Administrative hearings regarding the SECA charges concluded in May 2006, and an initial decision from the FERC administrative law judge (ALJ) was issued in August 2006. The decision of the ALJ generally found in favor of reducing the overall SECA liability. In May 2010, FERC issued an order approving in part and reversing in part the ALJ decision. The FERC order results in additional SECA liabilities being imposed on us. In June 2010, we filed a request for rehearing of the FERC order on the ALJ decision, as did other interested parties. The rehearing requests are pending at FERC. In July 2010, BGE filed a petition for review of FERC's approval of the SECA methodology, and this appeal is being held in abeyance pending action by FERC on the pending rehearing requests. In the interim, PJM and MISO have made filings at FERC to comply with the May 2010 decision and to impose charges accordingly. Depending on the ultimate outcome, the proceeding may have a material effect on our financial results.

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

        In May 2008, five state public service commissions, including the Maryland PSC, consumer advocates, and others filed a complaint against PJM at the FERC, alleging that the RPM produced unreasonable prices during the period from June 1, 2008 through May 31, 2011. The complaint requested that FERC establish a refund effective date of June 1, 2008, reject the results of the 2007/08 through 2010/11 RPM capacity auction results, and significantly reduce prices for capacity beginning as of June 1, 2008 through 2011/12. FERC dismissed the complaint and denied rehearing, and ultimately the Maryland PSC and New Jersey Board of Public Utilities appealed the case to the United States Court of Appeals for the District of Columbia. In February 2011, the court denied the petition for review and held that FERC adequately explained why the RPM auction structure was just and reasonable. The petitioners could seek to appeal the court's decision to the United States Supreme Court. We cannot predict at this time whether the petitioners will seek an appeal or the outcome of any further proceedings.

        In April 2009, the Attorney General of Connecticut, the Connecticut Department of Public Utilities and Office of Consumer Counsel (together, the Connecticut Parties) filed complaints at FERC alleging improper energy bidding behavior since December 1, 2006 by generators located in New York that also received capacity payments within ISO-New England. In May 2009, the Connecticut Parties filed an amended complaint asserting that Constellation Energy Commodities Group, Inc. (CCG) and others received capacity payments while never intending to perform as capacity resources. The revised allegations assert that certain generators engaged in "economic withholding" by submitting energy bids at or near the offer cap. Since December 2006, CCG has received approximately $7 million in payments for capacity offered into ISO-New England associated with Constellation Energy's previously wholly owned nuclear facilities located in NY. In August 2009, FERC issued an order setting this matter for a public hearing before an ALJ to determine the intent of the capacity suppliers (including CCG) in making their energy offers in ISO-New England. CCG actively participated in the proceeding, and in September 2010 the ALJ issued an Initial Decision finding that the Connecticut Parties failed to prove their case and dismissed the complaint against CCG. The Initial Decision is pending before FERC for approval or modification.

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

        In addition to legal challenges to capacity markets and regulatory advocacy before FERC seeking to revise the capacity market structures, states are seeking more direct ways to affect the results of wholesale capacity markets. In January 2011, the New Jersey legislature adopted legislation that would provide for guaranteed cost recovery for the development of up to 2,000 MWs of new base load or mid-merit generation in exchange for the requirement that the new generation clear in the PJM capacity market. Similarly, the Maryland PSC issued a draft Request for Proposals that, subject to an evidentiary hearing confirming the reliability need for such resources, contemplates having Maryland ratepayers fund the development of new generation and to require that eligible new generation clear in the PJM capacity market. Such state efforts are intended to depress capacity prices, and are subject to legal and regulatory challenge. Depending on the outcome of these challenges, these state efforts could have a material effect on our financial results.

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

        Concerns over the security of the country's energy infrastructure could lead to additional future rules or regulations related to the operation and security requirements of our generating facilities and electric and gas transmission and distribution systems, which could have a material impact on our operations and financial results.

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps, exchange trading, margin requirements, and other transparency requirements. The Dodd-Frank Act, however, also preserves the ability of end users in our industry to hedge their risks, which we believe results in the new derivatives requirements not being applicable to us for most of our activities. However, there will be several key rulemakings to implement the derivatives requirements, which, depending on the final scope of the regulations, could attempt to impose significant obligations on us nonetheless. Final regulations may address collateral requirements and exchange margin cash postings, which if applicable to us despite being an end user of derivatives, could have the effect of increasing collateral requirements or the amount of exchange margin cash postings in lieu of letters of credit currently issued on over-the-counter contracts. These regulations could also result in additional transactional and compliance costs to the extent they apply to us, and could impact market liquidity.

        In addition to new regulation over derivatives, the Dodd-Frank Act amends the Sarbanes-Oxley Act to permanently exempt nonaccelerated filers, including BGE, from the requirement to obtain an audit report on internal controls over financial reporting.

Market Oversight

Regulatory agencies that have jurisdiction over our businesses, including the FERC and Commodity Future Trading Commission (CFTC), possess broad enforcement and investigative authority to ensure well functioning markets and to prohibit market manipulation or violations of the agencies' rules or orders. These agencies also possess significant civil penalty authority, including in the case of FERC and the CFTC, the authority to impose a penalty of up to $1 million per day per violation. We are committed to a culture of compliance and ensuring compliance with all applicable rules, laws and orders. Nonetheless, the regulatory agencies engage in either public or non-public investigations in response to allegations of wrongdoing and we may be involved in certain market activities that become subject to investigations. Even where no wrongdoing is found, the process of participating in a regulatory investigation could have a material effect on our business.

Weather

Generation and NewEnergy Businesses

Weather conditions in the different regions of North America influence the financial results of our Generation and NewEnergy businesses. Weather conditions can affect the supply of and demand for electricity, natural gas, and fuels. Changes in energy supply and demand may impact the price of these energy commodities in both the spot market and the forward market, which may affect our results in any given period. Typically, demand for electricity and its price are higher in the summer and the winter, when weather is more extreme. The demand for and price of natural gas and oil are higher in the winter. However, all regions of North America typically do not experience extreme weather conditions at the same time, thus we are not typically exposed to the effects of extreme weather in all parts of our business at once.

BGE

Weather affects the demand for electricity and gas for our regulated businesses. Very hot summers and very cold winters increase demand. Mild weather reduces demand. Weather affects residential sales more than commercial and industrial sales, which are mostly affected by business needs for electricity and gas. The Maryland PSC has approved revenue decoupling mechanisms which allow BGE to record monthly adjustments to the majority of our regulated electric and gas business distribution revenues to eliminate the effect of abnormal weather and usage patterns. We discuss this further in the Regulation—Maryland—Revenue Decoupling, Regulated Electric Business—Revenue Decoupling and Regulated Gas Business—Revenue Decoupling sections.

Other Factors

A number of other factors significantly influence the level and volatility of prices for energy commodities and related derivative products for our NewEnergy business. These factors include:

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

        These factors can affect energy commodity and derivative prices in different ways and to different degrees. These effects may vary throughout the country as a result of regional differences in:

  •
  weather conditions,
  •
  market liquidity,
  •
  capability and reliability of the physical electricity and gas systems,
  •
  state and local environmental regulations,
  •
  local transportation systems, and
  •
  the nature and extent of electricity competition.

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

        Management believes the accounting policies discussed below represent critical accounting policies as defined by the Securities and Exchange Commission (SEC). The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 to Consolidated Financial Statements.

Accounting for Derivatives and Hedging Activities

We utilize a variety of derivative instruments in order to manage commodity price risk, interest rate risk, and foreign currency risk. Because of the extensive nature of the accounting requirements that govern both accounting treatment and documentation, as well as the complexity of the transactions within the scope of these requirements, management is required to exercise judgment in several areas, including the following:

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

Identification of Derivatives

We must evaluate new and existing transactions and agreements to determine whether they are derivatives or if they contain embedded derivatives. Identifying derivatives requires us to exercise judgment in interpreting the definition of a derivative and applying that definition to each individual contract. If a contract is not a derivative, we cannot apply derivative accounting, and we generally must record the effects of the contract in our financial statements upon delivery or settlement under the accrual method of accounting. In contrast, if a contract is a derivative, we must apply derivative accounting, which provides for several possible accounting treatments as discussed more fully under Accounting Treatment below. As a result, the required accounting treatment and its impact on our financial statements can vary substantially depending upon whether a contract is a derivative or a non-derivative.

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
  •
  Accrual accounting under NPNS—determination that the derivative will result in gross physical delivery of the underlying commodity and will not settle on a net basis.

        We also exercise judgment in selecting the accounting treatment that we believe provides the most transparent presentation of the economics of the underlying transactions. Although contracts may be eligible for hedge accounting or NPNS designation, we are not required to designate and account for all such contracts identically. We generally elect NPNS accrual or hedge accounting for our physical energy delivery activities because accrual accounting more closely aligns the timing of earnings recognition, cash flows, and the underlying business activities. By contrast, we generally apply mark-to-market accounting for risk management and trading activities because changes in fair value more closely reflect the economic performance of the activity. However, we also use mark-to-market accounting for the following activities:

  •
  our competitive retail gas customer supply activities and our fixed quantity competitive retail power customer supply activities for new transactions closed after June 30, 2010, which are managed using economic hedges that we have not designated as cash-flow hedges so as to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible,
  •
  economic hedges of activities that require accrual accounting for which the related hedge requires mark-to-market accounting, and
  •
  interest rate swaps related to our debt if they do not qualify as fair value hedges.

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

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

Long-Lived Assets

We are required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. We are required to test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes are:

  •
  a significant decrease in the market price of a long-lived asset,
  •
  a significant adverse change in the manner an asset is being used or its physical condition,
  •
  an adverse action by a regulator or legislature or an adverse change in the business climate,
  •
  an accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset,
  •
  a current period loss combined with a history of losses or the projection of future losses, or
  •
  a change in our intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.

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

Unproved Gas Properties

We evaluate unproved property at least annually to determine if it is impaired. Impairment for unproved property occurs if there are no firm plans to continue drilling, the lease is near its expiration, or historical experience necessitates a valuation allowance. The determination of whether to continue to develop the lease is based upon the economics (forward prices and the level of gas reserves) associated with extracting the estimated gas reserves, which necessarily involves the exercise of judgment.

Investments

We evaluate our equity method and cost method investments (for example, CENG, UNE (through November 3, 2010), and partnerships that own power projects) to determine whether or not they are impaired. The standard for determining whether an impairment must be recorded is whether the investment has experienced an "other than a temporary" decline in value.

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

        We continuously monitor issues that potentially could impact future profitability of our equity method investments that own coal, hydroelectric, fuel processing projects, as well as our equity investment in our nuclear joint venture. These issues include environmental and legislative initiatives. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements and Item 1A. Risk Factors sections. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired.

        California statutes and regulations require load-serving entities to increase their procurement of renewable energy resources and mandate statewide reductions in greenhouse gas emissions. Given the need for electric power and the statutory and regulatory requirements increasing demand for renewable resource technologies, we believe California will continue to foster an environment that supports the use of renewable energy and continues certain subsidies that will make renewable energy projects economical. However, should California legislation and regulatory policies and federal energy policies fail to adequately support renewable energy initiatives, our equity method investments in these types of projects could become impaired, and any losses recognized could be material.

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

Significant Events

Comprehensive Agreement with EDF

In October 2010, we reached a comprehensive agreement with EDF Group and related entities (EDF) that restructured the relationship between our two companies, eliminated the outstanding asset put arrangement, and transferred to EDF the full ownership of UniStar Nuclear Energy, LLC (UNE). We completed the sale of our 50% membership interest in UNE in November 2010. We discuss the terms of the comprehensive agreement in Note 4 to Consolidated Financial Statements.

Acquisitions

Criterion Wind Project

In April 2010, we acquired the Criterion wind project to be constructed in Garrett County, Maryland. We have completed construction and placed the 70 MW project in service in December 2010.

Texas Combined Cycle Generation Facilities

In May 2010, we acquired the 550 MW Colorado Bend Energy Center and the 550 MW Quail Run Energy Center natural gas combined cycle generation facilities in Texas for $372.9 million.

Hillabee Energy Center

In June 2010, the Hillabee Energy Center, a 740 MW gas-fired combined cycle power generation facility located in Alabama, began commercial dispatch. We had acquired this under construction facility in 2008.

CPower

In October 2010, we acquired CPower, an energy management and demand response provider, for approximately $78 million, subject to closing adjustments.

Boston Generating

In January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion, subject to a working capital true-up adjustment. The fleet acquired includes the following four natural gas-fired power plants and one fuel oil plant located in the Boston, Massachusetts area:

  •
  Mystic 7—574 MW,
  •
  Mystic 8 and 9—1,580 MW,
  •
  Fore River—787 MW, and
  •
  Mystic Jet, a fuel oil plant—9 MW.

        We discuss these transactions in more detail in Note 15 to Consolidated Financial Statements.

Divestitures

In January 2010, BGE completed the sale of its interest in a nonregulated subsidiary that owns a district chilled water facility to a third party.

        In August 2010, we completed the sale of our interests in the Mammoth Lakes geothermal generating facility.

        In November 2010, we closed on our comprehensive agreement with EDF in which we sold our interest in UNE.

        In December 2010, we signed an agreement to sell our Quail Run Energy Center, a 550 MW natural gas plant in west Texas, to High Plains Diversified Energy Corporation (HPDEC) for $185.3 million. This agreement is contingent upon HPDEC obtaining financing through the sale of municipal bonds.

        We discuss these transactions in more detail in Note 2 to Consolidated Financial Statements.

Impairment Losses and Other Costs

During 2010, we recorded impairment losses on our investments in CENG and UNE and certain of our other equity method investments. We discuss these charges in more detail in Note 2 to Consolidated Financial Statements.

International Coal Contract Dispute Settlement

During 2010, we finalized the settlement of a contract dispute with a third party international coal supplier for a net pre-tax gain of $56.6 million. We discuss this settlement in Note 2 to Consolidated Financial Statements.

Financing Activities

Issuance of Notes

In December 2010, we issued $550 million of 5.15% Notes due December 1, 2020.

Redemption of Notes

In February 2010, we redeemed certain of our 7.00% Notes due April 1, 2012 as part of a cash tender offer launched in January 2010 and in March 2010 we repurchased certain tax exempt notes.

        In December 2010, we issued a call notice to redeem $213.5 million, which represents the remaining outstanding 7.00% Notes due April 1, 2012. We redeemed these notes in January 2011.

        We discuss these financing transactions in more detail Note 9 to Consolidated Financial Statements.

Healthcare Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (Reconciliation Act) were signed into law. We discuss the impact of these new laws on our earnings in more detail in Note 2 to Consolidated Financial Statements.

Results of Operations

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, and then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section.

        As discussed in Item 1 Business—Overview section and in the Strategy and Significant Events sections, Constellation Energy's 2010, 2009 and 2008 operating results were materially impacted by a number of significant events, transactions, and changes in our strategic direction. The impact of these items has affected the comparability of our 2010, 2009 and 2008 results to prior periods and will alter Constellation Energy's operating results in the future. In this section, we highlight the 2010, 2009 and 2008 impacts of these items.

Overview

Results

	2010	2009	2008

	(In millions, after-tax)
Net (Loss) Income:
Generation	$(1,255.3)	$4,766.7	$(357.7)
NewEnergy	176.2	(348.2)	(1,011.4)
Regulated electric	110.0	79.1	11.1
Regulated gas	37.6	25.5	40.4
Other nonregulated	(0.3)	(19.7)	(0.8)

Net (Loss) Income	$(931.8)	$4,503.4	$(1,318.4)

Net (Loss) Income attributable to common stock	$(982.6)	$4,443.4	$(1,314.4)

Change from prior year	$(5,426.0)	$5,757.8

        Our total net (loss) income attributable to common stock for 2010 decreased compared to 2009 by $5.4 billion, or $27.09 per share, mostly because of the following:

Increase/(Decrease) 2010 vs. 2009

(In millions, after-tax)
Generation gross margin, primarily due to the deconsolidation of CENG	$(682)
Lower Generation operating expenses, primarily labor and benefit costs due to the deconsolidation of CENG	390
Lower Generation accretion expense of asset retirement obligations due to deconsolidation of CENG	37
Lower Generation taxes other than income taxes due to deconsolidation of CENG	27
Lower Generation depreciation and amortization due to deconsolidation of CENG	28
NewEnergy gross margin	78
NewEnergy hedge ineffectiveness	(55)
Loss on NewEnergy international coal contract assignments	(25)
Regulated businesses, excluding the effects of the 2009 residential customer credit	(21)
Other nonregulated businesses	5
Total change in Other Items Included in Operations per table below	(5,375)
All other changes	167

Total Change	$(5,426)

        Our total net income attributable to common stock for 2009 improved compared to 2008 by $5.8 billion, or $29.53 per share, mostly because of the following:

Increase/(Decrease) 2009 vs. 2008

(In millions, after-tax)
Generation gross margin	$27
NewEnergy gross margin	(134)
Absence of sale of NewEnergy upstream gas assets	(16)
NewEnergy hedge ineffectiveness	84
Absence of NewEnergy credit loss—coal supplier bankruptcy	33
Regulated businesses, excluding the effects of the 2008 Maryland settlement agreement and the 2009 residential customer credit	10
Other nonregulated businesses	(8)
Total change in Other Items Included in Operations per table below	5,763
All other changes	(1)

Total Change	$5,758

Other Items Included in Operations (after-tax):

	2010	2009	2008

	(In millions, after-tax)
Impairment losses and other costs	$(1,487.1)	$(96.2)	$(468.4)
Gain on Comprehensive Agreement with EDF	121.3	—	—
Amortization of basis difference in CENG	(117.5)	(17.8)	—
Impact of power purchase agreement with CENG (1)	(113.3)	—	—
International coal contract dispute settlement	35.4	—	—
Loss on early retirement of 2012 Notes	(30.9)	—	—
Gain on sale of Mammoth Lakes geothermal generating facility	24.7	—	—
Credit facility amendment/termination fees	(13.6)	(37.7)	—
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	(8.8)	—	—
Gain on sale of 49.99% interest in CENG	—	4,456.1	—
International commodities operation and gas trading operation (2)	—	(371.9)	—
BGE residential customer rate credit	—	(67.1)	—
Impairment of nuclear decommissioning trust assets	—	(46.8)	(82.0)
Merger termination and strategic alternatives costs	—	(13.8)	(1,204.4)
Loss on redemption of Zero Coupon Senior Notes	—	(10.0)	—
Workforce reduction costs	—	(9.3)	(13.4)
Maryland settlement credit	—	—	(110.5)
Non-qualifying hedges	—	—	(70.1)
Emission allowance write down, net	—	—	(28.7)

Total Other Items	$(1,589.8)	$3,785.5	$(1,977.5)

Change from prior year	$(5,375.3)	$5,763.0

(1)
The net impact to the Company of the power purchase agreement with CENG was $185.6 million pre-tax for 2010. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

(2)
These amounts include the net losses on the sales of the international commodities operation, gas trading operation, certain other trading operations, and a uranium market participant, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions were probable of not occurring, and earnings that are no longer part of our core business. The impairment losses and other costs and workforce reduction costs line items for 2009 also include amounts related to the operations we divested.

Generation Business

Background

Our Generation business is discussed in detail in Item 1. Business—Operating Segments section.

        We have presented the results of this business reflecting that we have hedged 100% of generation output and fuel for generation. This is based on executing hedges at prevailing market prices with the NewEnergy business. Taking into account previously executed hedges at the end of each fiscal year, we ensure that the Generation business is fully hedged by the NewEnergy business for the next year. Therefore, all commodity price risk is managed by and presented in the results of our NewEnergy business as discussed below. Generally, changes in the results of our Generation business during the period are due to changes in the availability of the generating assets.

        During 2010, power prices continued to decline, reflecting economic conditions and projected increases in natural gas supplies. However, prices for coal have not declined to the same extent as power prices. The relationship between power and fuel prices directly affects the earnings of our Generation business. Although our NewEnergy business hedges portions of our future power sales and fuel purchases, the amounts we have hedged are higher for the near term and decline over time. We have already locked in prices for our expected generation output for 2011. However, consistent with our hedging approach, we have only hedged a portion of the expected output for 2012, and those hedges are at lower prices. If the current power and fuel price environment continues, we anticipate that our Generation business will have lower earnings in future years, especially in 2012.

        Additionally, we evaluated our generating plants for impairment as a result of power price declines in 2010. Although none of our plants were impaired, further decreases in power prices could result in estimated future cash flows declining below the carrying value of our plants, which would require us to record an impairment charge.

Results

	2010	2009	2008

	(In millions)
Revenues	$2,244.3	$2,774.2	$2,958.5
Fuel and purchased energy expenses	(1,444.8)	(692.0)	(916.1)

Gross margin	799.5	2,082.2	2,042.4
Operating expenses	(379.7)	(1,008.4)	(969.1)
Impairment losses and other costs	(2,476.7)	—	(14.0)
Workforce reduction costs	—	—	(6.1)
Merger termination and strategic alternatives costs	—	(101.8)	(742.3)
Depreciation, depletion, and amortization	(136.1)	(176.8)	(174.3)
Accretion of asset retirement obligations	(1.6)	(62.1)	(67.9)
Taxes other than income taxes	(23.6)	(67.4)	(69.9)
Equity investment earnings (losses):
CENG	23.6	4.3	—
UNE	(16.8)	(24.7)	(5.9)
Other	18.2	20.6	32.7
Net gain on divestitures	242.9	7,445.6	—

(Loss) Income from Operations	$(1,950.3)	$8,111.5	$25.6

Net (Loss) Income	$(1,255.3)	$4,766.7	$(357.7)

Net (Loss) Income attributable to common stock	$(1,255.3)	$4,766.7	$(357.7)

Change from prior year	$(6,022.0)	$5,124.4

Other Items Included in Operations (after-tax):
Impairment losses and other costs	$(1,487.1)	$—	$(8.3)
Gain on Comprehensive Agreement with EDF	121.3	—	—
Amortization of basis difference in CENG	(117.5)	(17.8)	—
Impact of power purchase agreement with CENG (1)	(113.3)	—	—
Loss on early retirement of 2012 Notes	(30.9)	—	—
Gain on sale of Mammoth Lakes geothermal generating facility	24.7	—	—
Credit facility amendment/termination fees	(9.0)	(13.7)	—
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	(0.8)	—	—
Gain on sale of 49.99% interest in CENG	—	4,456.1	—
Impairment of nuclear decommissioning trust assets	—	(46.8)	(82.0)
Loss on redemption of Zero Coupon Senior Notes	—	(10.0)	—
Merger termination and strategic alternatives costs	—	(9.7)	(742.3)
Workforce reduction costs	—	—	(3.7)

Total Other Items	$(1,612.6)	$4,358.1	$(836.3)

Change from prior year	$(5,970.7)	$5,194.4

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

(1)
The net impact to the Company of the power purchase agreement with CENG was $185.6 million pre-tax for2010. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

Effects of 2009 Transaction with EDF on Statement of Income (Loss)

Prior to November 6, 2009, CENG was a 100% owned subsidiary, and we consolidated its financial results within our Consolidated Statements of Income (Loss). On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG to EDF, and we deconsolidated CENG. Accordingly, beginning November 6, 2009, we ceased recording CENG's financial results and began to record equity investment earnings from CENG as well as the effect of our PPA and other transactions with CENG. We discuss our transaction with EDF in more detail in Note 2 to Consolidated Financial Statements.

        For the period from January 1, 2009 through November 6, 2009, our Generation results included the following financial results of CENG:

For the period from January 1, 2009 through November 6, 2009

(In billions)
Revenues	$1.2
Fuel and purchased energy expenses	0.1
Operating expenses	0.8
Depreciation and amortization	0.1
Income from operations	0.2

        As a result of the deconsolidation, our Generation results after November 6, 2009 differ from historical results primarily due to the following factors:

  •
  Revenues—We sell between 85-90% of the output of CENG's plants, excluding output sold by CENG directly to third parties, rather than 100% of the plants' total output including volumes contracted to third parties.
  •
  Fuel and purchased energy expenses—We do not include nuclear fuel expense but instead reflect our purchase of between 85-90% of the output of CENG's plants, excluding output sold directly to third parties, as provided under the terms of the PPA with CENG.
  •
  Operating expenses—We no longer include CENG's plant operating costs or general and administrative expenses.
  •
  Depreciation and amortization expense—We no longer include deprecation of CENG's nuclear plants.

        Additionally, we record our 50.01% share of CENG's financial results and amortization of the CENG basis difference in the "Equity Investment (Losses) Earnings" line in our Consolidated Statements of Income (Loss). We discuss the accounting for our retained investment in CENG in more detail in Note 2 to Consolidated Financial Statements.

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG will be lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended September 30, 2010. We discuss the impairment charge in more detail in the Note 2 to Consolidated Financial Statements.

Revenues

Our Generation revenues decreased $529.9 million in 2010 compared to 2009 and decreased $184.3 million in 2009 compared to 2008 primarily due to the following:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Decrease in volume of output primarily due to the deconsolidation of CENG nuclear generating assets	$(690)	$(397)
Increase in volume of output due to the beginning of commercial dispatch of the Hillabee Energy Center and the acquisition of the Texas combined cycle generation facilities	198	—
(Decrease) increase in volume of output due to (higher) lower planned and unplanned outages at our generating plants	(127)	150
Increase in higher contracted power prices for the output of our generating plants	116	65
All other	(27)	(2)

Total decrease in Generation revenues	$(530)	$(184)

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $752.8 million in 2010 compared to 2009 and decreased $224.1 million in 2009 compared to 2008 primarily due to the following:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Increase in purchased energy costs due to power purchase agreement with CENG compared with nuclear fuel costs	$741	$—
(Decrease) increase in volume of output due to (higher) lower planned and unplanned outages at our generating plants	(87)	22
Increase (decrease) in fuel costs primarily related to higher (lower) contract prices to operate our generating assets	59	(273)
All other	40	27

Total increase (decrease) in Generation fuel and purchased energy expenses	$753	$(224)

Operating Expenses

Our Generation business operating expenses decreased $628.7 million during 2010 as compared to 2009 due to lower labor and benefit costs of $499.9 million and lower non-labor operating expenses of $128.8 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG.

        Our Generation business operating expenses increased $39.3 million during 2009 as compared to 2008 due to higher performance-based labor and benefit costs of $74.5 million, partially offset by lower non-labor operating expenses of $35.2 million.

Impairment Losses and Other Costs

Our Generation business incurred impairment losses during 2010. These costs are discussed in more detail in Note 2 to Consolidated Financial Statements.

Depreciation, Depletion and Amortization Expense

Our Generation business incurred lower depreciation, depletion and amortization expenses of $40.7 million during 2010 compared to 2009 due to a decrease of $94.0 million in depreciation on the nuclear generating facilities resulting from the deconsolidation of CENG on November 6, 2009, partially offset by an increase of $53.4 million in depreciation on our other generating facilities primarily related to the installation of emission control equipment at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009, the Texas combined cycle generation facilities we acquired in 2010, and the Hillabee Energy Center, which began commercial dispatch in 2010.

        Our Generation business incurred higher depreciation, depletion and amortization expenses of $2.5 million during 2009 compared to 2008 due to an increase of $12.0 million in depreciation on our non-nuclear generating assets primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009, partially offset by a $9.5 million decrease in depreciation on our nuclear generating assets resulting from the deconsolidation of CENG on November 6, 2009.

Accretion of Asset Retirement Obligations

Our Generation business incurred lower accretion of asset retirement obligations expense of $60.5 million in 2010 compared to 2009, which represents the absence of costs from deconsolidating CENG on November 6, 2009.

        Our Generation business incurred lower accretion of asset retirement obligations expense of $5.8 million in 2009 compared to 2008, which represents the absence of costs from deconsolidating CENG on November 6, 2009.

Taxes Other Than Income Taxes

Our Generation business incurred lower taxes other than income taxes of $43.8 million in 2010 compared to 2009 and $2.5 million in 2009 compared with 2008, primarily due to lower property taxes as a result of the deconsolidation of CENG on November 6, 2009.

Equity Investment Earnings (Losses)

During 2010, our equity investment earnings increased $24.8 million as compared to 2009, primarily due to $19.3 million of higher earnings from our investment in CENG, $7.9 million of lower losses from our investment in UNE, which was sold in 2010, partially offset by $2.4 million of lower earnings on investments in power projects.

        During 2009, our equity investment earnings decreased $26.6 million from 2008 primarily due to $18.8 million of higher losses from our investment in UNE and $12.1 million of lower earnings on investments in power projects, partially offset by $4.3 million in earnings related to our investment in CENG.

        Additionally, CENG is involved in negotiations with certain tax jurisdictions in New York State with respect to agreements covering property tax payments on the Nine Mile Point nuclear generating facility. These negotiations may result in an increase in future property tax expenses for CENG, which in turn would reduce our equity investment earnings in CENG based on our 50.01% ownership interest. We are unable to determine the outcome of these negotiations at this time.

Net Gain on Divestitures

During 2010, we sold our Mammoth Lakes geothermal generating facility, recognizing a $38.0 million pre-tax gain, and our 50% interest in UNE in connection with our comprehensive agreement with EDF recognizing a $202.0 million pre-tax gain. We discuss our divestitures in more detail in Note 2 to Consolidated Financial Statements.

        During 2009, we completed the sale of a 49.99% membership interest in CENG to EDF. As a result of this sale, we recognized a $7.4 billion pre-tax gain. We discuss this transaction in Note 2 to Consolidated Financial Statements.

NewEnergy Business

Background

Our NewEnergy business is a competitive provider of energy solutions for various customers. We discuss the impact of competition on our NewEnergy business in Item 1. Business—Competition section.

        Our NewEnergy business focuses on delivery of physical, customer-oriented energy products and services to energy producers and consumers, manages the risk and optimizes the value of our owned and contracted generation assets and NewEnergy activities, and uses our portfolio management and trading capabilities both to manage risk and to deploy limited risk capital. Our NewEnergy business actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions.

        We record NewEnergy revenues and expenses in our financial results in different periods depending upon the appropriate accounting treatment that represents the economics of the underlying transactions in our business. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 to Consolidated Financial Statements.

Results

	2010	2009	2008

	(In millions)
Revenues	$10,121.4	$11,509.2	$15,851.7
Fuel and purchased energy expenses	(8,877.6)	(10,430.0)	(14,812.2)

Gross margin	1,243.8	1,079.2	1,039.5
Operating expenses	(758.7)	(763.6)	(932.7)
Impairment losses and other costs	(0.1)	(98.1)	(727.8)
Workforce reduction costs	—	(12.6)	(9.5)
Merger termination and strategic alternatives costs	—	(44.0)	(462.1)
Depreciation, depletion, and amortization	(83.4)	(82.5)	(118.7)
Accretion of asset retirement obligations	(0.3)	(0.2)	(0.5)
Taxes other than income taxes	(52.8)	(41.2)	(54.4)
Equity investment (losses) earnings	—	(6.3)	49.6
Net gain (loss) on divestitures	2.5	(468.8)	25.5

Income (Loss) from Operations	$351.0	$(438.1)	$(1,191.1)

Net Income (Loss)	$176.2	$(348.2)	$(1,011.4)

Net Income (Loss) attributable to common stock	$138.6	$(402.3)	$(994.2)

Change from prior year	$540.9	$591.9

Other Items Included in Operations (after-tax):
International coal contract dispute settlement	$35.4	$—	$—
Credit facility amendment/termination fees	(4.6)	(24.0)	—
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	(0.1)	—	—
International commodities operation and gas trading operation (1)	—	(371.9)	—
Impairment losses and other costs	—	(84.7)	(460.1)
Workforce reduction costs	—	(9.3)	(5.8)
Merger termination and strategic alternatives costs	—	(4.1)	(462.1)
Non-qualifying hedges	—	—	(70.1)
Emission allowance write-down, net	—	—	(28.7)

Total Other Items	$30.7	$(494.0)	$(1,026.8)

Change from prior year	$524.7	$532.8

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

(1)
Amount includes the net losses on the sales of the international commodities operation, gas trading operation, certain other trading operations, and a uranium market participant, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions were probable of not occurring, and earnings that are no longer part of our core business. The impairment losses and other costs and workforce reduction costs line items for 2009 also include amounts related to the operations we divested.

Revenues

Our NewEnergy revenues decreased $1,387.8 million in 2010 compared to 2009 and decreased $4,342.5 million in 2009 compared to 2008 primarily due to the following:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Realization of lower wholesale load sales	$(917)	$(2,138)
(Decrease) increase in volume and contract prices related to our domestic coal operation	(508)	280
Realization of higher (lower) retail power load sales	349	(1,491)
Decrease due to the assignment of international coal and freight contracts, which we divested throughout 2009	(321)	(647)
Gain on sale of in-the-money wholesale load contract in the second quarter of 2009	(106)	106
Decrease in volumes at our retail gas and wholesale gas operation	(77)	(283)
Increase (decrease) in wholesale mark-to-market revenues due to changes in power and gas prices	77	(215)
Realization of higher revenues from our Maryland retail residential electric business	49	—
Realization of construction and energy efficiency project revenues	35	—
All other	31	45

Total decrease in NewEnergy revenues	$(1,388)	$(4,343)

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses decreased $1,552.4 million in 2010 compared to 2009 and decreased $4,382.2 million in 2009 compared to 2008 primarily due to the following:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Realization of fuel and purchased energy from wholesale power purchases	$(641)	$(2,541)
Decrease due to international coal and freight contracts, which we divested throughout 2009	(540)	(397)
(Decrease) increase in volume and contract prices related to our domestic coal operation	(498)	259
Increase (decrease) in volumes of retail power load purchases	217	(1,467)
Decrease in volumes at our retail gas and wholesale gas operation	(83)	(220)
All other	(7)	(16)

Total decrease in NewEnergy fuel and purchased energy expenses	$(1,552)	$(4,382)

Mark-to-Market

Mark-to-market results include net gains and losses from origination, risk management, certain physical energy delivery activities, and trading activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section and in Note 1 to Consolidated Financial Statements.

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

        During 2009 and 2010, we focused our activities on reducing capital requirements, reducing long-term economic risk, and reducing short- and interim-term liquidity requirements. These actions may impact the future results of the NewEnergy business, particularly the size of and potential for changes in fair value of activities subject to mark-to-market accounting.

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

        Mark-to-market results were as follows:

	2010	2009	2008

	(In millions)
Unrealized mark-to-market results
Origination gains	$—	$—	$73.8
Risk management and trading—mark-to-market
Unrealized changes in fair value	9.6	(212.3)	159.8
Changes in valuation techniques	—	—	—
Reclassification of settled contracts to realized	(139.0)	(265.4)	48.2

Total risk management and trading—mark-to-market	(129.4)	(477.7)	208.0

Total unrealized mark-to-market (1)	(129.4)	(477.7)	281.8
Realized mark-to-market	139.0	265.4	(48.2)

Total mark-to-market results (2)	$9.6	$(212.3)	$233.6

(1)
Total unrealized mark-to-market is the sum of origination transactions and total risk management and trading—mark-to-market.

(2)
Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results increased $221.9 million during the year ended December 31, 2010 compared to the same period of 2009 due to unrealized changes in fair value primarily due to:

  •
  $197 million of higher results on open positions primarily due to the absence of losses in our power and transmission risk management activities in the PJM, Midwest, New York, and West regions as a result of a favorable price environment in 2010 and completion of our activities to reduce risk and improve liquidity,
  •
  $31 million of higher gains on open positions primarily due to the absence of losses in 2010 resulting from a more favorable price environment related to our retail power and gas businesses,
  •
  $18 million of higher results in our domestic coal portfolio primarily due to a more favorable price movement, and
  •
  $16 million of higher results on open positions due to a more favorable price environment related to economic hedges of our upstream gas operations and risk management activities.

        These increases were partially offset by the absence of $40 million in results from our international coal and freight operations, which we divested in 2009.

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

        The decrease in risk management and trading results of $372.1 million was primarily due to:

  •
  $203 million of lower results in our domestic coal portfolio primarily as a result of less favorable price movements relating to economic hedges which substantially decreased in value as coal prices decreased in 2009,
  •
  $104 million due to the absence of gains in our international coal and freight operation as a result of its divestiture in March 2009,
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

        We did not record any origination gains during 2010 and 2009. During 2008, our NewEnergy business amended certain nonderivative contracts to mitigate counterparty performance risk under the existing contracts. As a result of these amendments, the revised contracts became derivatives subject to mark-to-market accounting. The change in accounting for these contracts from nonderivative to derivative resulted in substantially all of the origination gains for 2008 presented in the unrealized mark-to-market results table above.

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

Derivative Assets and Liabilities

Derivative assets and liabilities consisted of the following:

At December 31,	2010	2009

	(In millions)
Current assets	$534.4	$639.1
Noncurrent assets	258.9	633.9

Total assets	793.3	1,273.0

Current liabilities	622.3	632.6
Noncurrent liabilities	353.0	674.1

Total liabilities	975.3	1,306.7

Net derivative position	$(182.0)	$(33.7)

Composition of net derivative exposure:
Hedges	$(504.5)	$(591.0)
Mark-to-market	350.3	524.3
Net cash collateral included in derivative balances	(27.8)	33.0

Net derivative position	$(182.0)	$(33.7)

Derivative balances above include noncurrent assets related to our Generation business of $35.7 million and $35.8 million at December 31, 2010 and December 31, 2009, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges.

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

        The decrease of $86.5 million in our net derivative liability subject to hedge accounting since December 31, 2009 was due to $700.0 million of realization of out-of-the-money cash-flow hedges at the time the forecasted transaction occurred, partially offset by $613.5 million of increases on our out-of-the-money cash-flow hedge positions primarily related to decreases in power, natural gas, and coal prices during 2010.

        The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during 2010 and 2009:

	2010		2009

	(In millions)
Fair value beginning of year		$524.3		$1,485.9
Changes in fair value recorded in earnings
Origination gains	$—		$—
Unrealized changes in fair value	9.6		(212.3)
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(139.0)		(265.4)

Total changes in fair value		(129.4)		(477.7)
Changes in value of exchange-listed futures and options		(197.1)		97.8
Net change in premiums on options		17.7		84.9
Contracts acquired		5.4		(35.8)
Dedesignated contracts and other changes in fair value		129.4		(630.8)

Fair value at end of year		$350.3		$524.3

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

        The net derivative asset also changed due to the following items recorded in accounts other than in our Consolidated Statements of Income (Loss):

  •
  Changes in value of exchange-listed futures and options are recorded in "Accounts receivable" rather than "Derivative assets" in our Consolidated Balance Sheets because these amounts are settled through our margin account with a third party broker.

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
  •
  Dedesignated contracts and other changes in fair value include transfers of derivative contracts from cash-flow hedges to mark-to-market treatment, transfers of derivative contracts from mark-to-market treatment to cash-flow hedges, and those derivative contracts that did not meet the qualifications of cash flow hedge accounting. During 2009, substantially all of the activity related to dedesignations were in connection with the strategic objective of restructuring and reducing the risk of our portfolio.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of December 31, 2010:

	Settlement Term
	2011	2012	2013	2014	2015	2016	Thereafter	Fair Value

	(In millions)
Level 1	$1.1	$—	$—	$—	$—	$—	$—	$1.1
Level 2	321.5	214.2	4.1	2.0	8.0	0.7	(0.1)	550.4
Level 3	43.2	(232.0)	(14.0)	6.0	5.0	4.2	(13.6)	(201.2)

Total net derivative asset (liability) subject to mark-to-market accounting	$365.8	$(17.8)	$(9.9)	$8.0	$13.0	$4.9	$(13.7)	$350.3

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

        In order to realize the entire value of a long-term contract in a single transaction, we would need to sell or assign the entire contract. If we were to sell or assign any of our long-term contracts in their entirety, we may not realize the entire value reflected in the preceding table. However, based upon the nature of our NewEnergy business, we expect to realize the value of these contracts, as well as any contracts we may enter into in the future to manage our risk, over time as the contracts and related hedges settle in accordance with their terms. Generally, we do not expect to realize the value of these contracts and related hedges by selling or assigning the contracts themselves in total.

Operating Expenses

Our NewEnergy business operating expenses decreased $169.1 million during 2009 as compared to 2008 due to lower labor and benefit costs of $126.0 million, primarily due to lower headcount resulting from the divestitures in 2009, and lower non-labor operating expenses of $43.1 million, part of which represents the absence of costs from the divestitures completed in 2009.

Depreciation, Depletion and Amortization Expense

Our NewEnergy business incurred lower depreciation, depletion and amortization expenses of $36.2 million during 2009 compared to 2008 due to the absence of depletion expenses of $43.0 million as a result of divestitures made in 2008 in our upstream gas operations, partially offset by an increase of $6.8 million in other amortization primarily related to computer software placed in service in the fourth quarter of 2008.

Taxes Other Than Income Taxes

Our NewEnergy business incurred higher taxes other than income taxes of $11.6 million in 2010 compared to 2009, primarily due to higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania.

        Our NewEnergy business incurred lower taxes other than income taxes of $13.2 million in 2009 compared to 2008, due to $8.1 million of lower gross receipts taxes resulting from a significant decrease in retail load revenues and $5.8 million of lower production taxes related to our upstream gas producing properties, partially offset by $0.7 million of higher property, franchise, and other taxes.

Equity Investment (Losses) Earnings

During 2009, our equity investment earnings decreased $55.9 million from 2008 primarily due to $39.1 million of lower earnings from our shipping joint venture as a result of the sale of our interests in July 2009, $12.3 million of lower earnings from our investment in CEP, and the absence of $4.5 million in earnings from investments in synfuel facilities.

Net Gain (Loss) on Divestitures

The table below summarizes the net gain (loss) on divestitures for our NewEnergy business:

	2010	2009	2008

Majority of our international commodities operation	$—	$(334.5)	$—
Houston-based gas trading operation	—	(102.5)	—
Uranium market participant	—	(27.2)	—
Portfolio of contracts in our retail gas operations	2.0	—	—
Various working interests in oil and natural gas producing properties and working interests in proved natural gas reserves and unproved properties	—	—	25.5
Other	0.5	(4.6)	—

Total net gain (loss) on divestiture	$2.5	$(468.8)	$25.5

        We discuss these divestitures in more detail in Note 2 to Consolidated Financial Statements.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section.

Results

	2010	2009	2008

	(In millions)
Revenues	$2,752.3	$2,820.7	$2,679.7
Electricity purchased for resale expenses	(1,680.9)	(1,840.9)	(1,880.1)
Operations and maintenance expenses	(449.3)	(399.0)	(380.5)
Workforce reduction costs	—	—	(4.6)
Depreciation and amortization	(205.2)	(218.1)	(184.2)
Taxes other than income taxes	(149.1)	(142.9)	(139.1)

Income from Operations	$267.8	$219.8	$91.2

Net Income	$110.0	$79.1	$11.1

Net Income attributable to common stock	$99.8	$68.9	$1.1

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$(3.1)	$—	$—
Residential customer rate credit	—	(56.7)	—
Maryland settlement credit	—	—	(110.5)
Workforce reduction costs	—	—	(2.8)

Total Other Items	$(3.1)	$(56.7)	$(113.3)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated electric business increased $30.9 million in 2010 compared to 2009, mostly due to the absence in 2010 of $56.7 million after-tax in credits provided to customers in 2009 and a $7.7 million after-tax decrease in depreciation and amortization, partially offset by a $30.3 million after-tax increase in operations and maintenance expenses.

        Net income attributable to common stock from the regulated electric business increased $67.8 million in 2009 compared to 2008, mostly due to a $53.8 million after-tax decrease in credits provided to customers.

Electric Revenues

The changes in electric revenues in 2010 and 2009 compared to the respective prior year were caused by:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Distribution volumes	$32.7	$(6.3)
Base rates	3.3	—
Residential customer rate credit	95.0	(95.0)
Nuclear decommissioning charges	—	18.7
Smart Energy Savers ProgramSM surcharges	(22.0)	29.3
Maryland settlement credit	—	189.1
Revenue decoupling	(30.9)	22.7
Standard offer service	(154.2)	(33.2)
Rate stabilization recovery	2.5	(2.7)
Financing credits	0.4	3.4
Senate Bill 1 credits	(12.9)	6.9

Total change in electric revenues from electric system sales	(86.1)	132.9
Other	17.7	8.1

Total change in electric revenues	$(68.4)	$141.0

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric system distribution volumes, by type of customer, in 2010 and 2009 compared to the respective prior year were:

	2010	2009

Residential	7.6%	(1.3)%
Commercial	3.5	—
Industrial	(8.0)	(6.7)

        In 2010, we distributed more electricity to residential and commercial customers due to warmer summer and colder fourth quarter weather and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer.

        In 2009, we distributed less electricity to residential customers due to decreased usage per customer, partially offset by colder winter weather and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer.

Base Rates

On December 6, 2010, the Maryland PSC issued an abbreviated order authorizing BGE to increase electric distribution rates by $31.0 million for service rendered on or after December 4, 2010. This increase was based upon an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio. We discuss BGE's electric base rates in the Regulation—Maryland—Base Rates section.

Residential Customer Rate Credit

On October 30, 2009, the Maryland PSC issued an order approving Constellation Energy's transaction with EDF. Among other things, the order required Constellation Energy to fund a one-time distribution rate credit for BGE residential customers before the end of March 2010 totaling $110.5 million, or approximately $100 per customer, for which BGE recorded a liability in November 2009. In December 2009, BGE filed a tariff with the Maryland PSC stating BGE would give residential customers a rate credit of exactly $100 per customer. As a result, BGE accrued an additional $1.9 million for a total fourth quarter 2009 accrual of $112.4 million. The portion of this total credit allocated to residential electric customers was $95.0 million pre-tax. This credit was accrued in the fourth quarter of 2009 and applied to BGE residential electric customer bills in the first quarter of 2010.

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

        Revenues declined in 2010 compared to 2009, primarily due to an increase in customer involvement in our programs. This increased participation increased customer credits and, therefore, decreased revenues.

        Revenues increased in 2009 compared to 2008, primarily due to $29.3 million of customer surcharge revenues from the new programs implemented in 2009 that were not in place in 2008.

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

        Standard offer service revenues decreased in 2010 compared to 2009 mostly due to lower standard offer service rates and volumes.

        Standard offer service revenues decreased in 2009 compared to 2008 mostly due to lower standard offer service volumes, partially offset by higher standard offer service rates.

Rate Stabilization Recovery

In late June 2007, BGE began recovering amounts deferred during the first rate deferral period that began in July 2006 and ended on May 31, 2007. The recovery of the first rate stabilization plan is occurring over a ten year period. In April 2008, BGE began recovering amounts deferred during the second rate deferral period that began in June 2007 and ended on December 31, 2007. The recovery of the second rate deferral occurred over a 21-month period that began April 1, 2008 and ended on December 31, 2009.

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

        The decrease in revenues during 2010 compared to 2009 is primarily due to the reinstatement of the credit for the residential return component of the administrative charge on June 1, 2010 and higher distribution volumes.

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

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	2010	2009	2008

	(In millions)
Actual costs	$1,618.3	$1,781.9	$1,821.1
Recovery under rate stabilization plans	62.6	59.0	59.0

Electricity purchased for resale expenses	$1,680.9	$1,840.9	$1,880.1

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $163.6 million for 2010 compared to 2009, mostly due to lower standard offer service rates and volumes.

        BGE's actual costs for electricity purchased for resale decreased $39.2 million for 2009 compared to 2008, primarily due to lower standard offer service volumes, partially offset by higher standard offer service rates.

Recovery under Rate Stabilization Plans

Between July 2006 and May 31, 2007, we deferred $287.3 million in electricity purchased for resale expenses representing the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under Senate Bill 1. These deferred expenses, plus carrying charges, are included in "Regulatory Assets (net)" in our, and BGE's, Consolidated Balance Sheets.

        In late June 2007, we began recovering previously deferred amounts from customers. We recovered $62.6 million, $59.0 million, and $59.0 million in 2010, 2009, and 2008, respectively, in deferred electricity purchased for resale expenses. These collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $50.3 million in 2010 compared to 2009, primarily due to increased distribution service restoration expenses of $24.2 million, $13.4 million of higher labor and benefits costs, and the impact of inflation on other costs of $12.7 million.

        Regulated electric operations and maintenance expenses increased $18.5 million in 2009 compared to 2008, primarily due to increased uncollectible accounts receivable expense of $5.1 million and the impact of inflation on other costs of $8.0 million.

Electric Depreciation and Amortization Expense

Regulated electric depreciation and amortization expense decreased $12.9 million during 2010, compared to 2009, primarily due to decreased amortization of $22.9 million of deferred Smart Energy Savers ProgramSM costs due to a regulatory change in the deferral period associated with these costs, partially offset by a $7.0 million increase in property, plant and equipment depreciation.

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

Taxes Other Than Income Taxes

Taxes other than income taxes increased $6.2 million during 2010 compared to 2009, primarily due to the absence in 2010 of the impact of lower customer credits on franchise taxes of $95.0 million pre-tax.

        Taxes other than income taxes increased $3.8 million during 2009 compared to 2008, primarily due to the impact of $94.1 million pre-tax in lower customer credits on franchise taxes.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section.

Results

	2010	2009	2008

	(In millions)
Revenues	$709.4	$758.3	$1,024.0
Gas purchased for resale expenses	(387.5)	(449.9)	(694.5)
Operations and maintenance expenses	(156.8)	(160.9)	(157.3)
Workforce reduction costs	—	—	(1.8)
Depreciation and amortization	(44.0)	(44.0)	(43.7)
Taxes other than income taxes	(34.7)	(34.9)	(35.4)

Income from Operations	$86.4	$68.6	$91.3

Net Income	$37.6	$25.5	$40.4

Net Income attributable to common stock	$34.6	$22.5	$37.2

Other Items Included in Operations (after-tax):
Residential customer rate credit	$—	$(10.4)	$—
Workforce reduction costs	—	—	(1.0)

Total Other Items	$—	$(10.4)	$(1.0)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated gas business increased $12.1 million in 2010 compared to 2009, primarily due to the absence in 2010 of the accrual of a customer rate credit of $10.4 million after-tax recorded in 2009.

        Net income attributable to common stock from the regulated gas business decreased $14.7 million in 2009 compared to 2008, primarily due to the accrual of a customer rate credit of $10.4 million after-tax and increased operations and maintenance expenses of $2.2 million after-tax.

Gas Revenues

The changes in gas revenues in 2010 and 2009 compared to the respective prior year were caused by:

	2010 vs. 2009	2009 vs. 2008

	(In millions)
Distribution volumes	$3.1	$1.5
Base rates	1.6	—
Residential customer rate credit	17.4	(17.4)
Conservation surcharge	(1.0)	1.0
Revenue decoupling	(3.1)	(1.8)
Gas cost adjustments	(69.1)	(130.0)

Total change in gas revenues from gas system sales	(51.1)	(146.7)
Off-system sales	(1.2)	(116.6)
Other	3.4	(2.4)

Total change in gas revenues	$(48.9)	$(265.7)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2010 and 2009 compared to the respective prior year were:

	2010	2009

Residential	1.1%	0.9%
Commercial	(3.2)	(10.6)
Industrial	(5.2)	12.5

        In 2010, we distributed more gas to residential customers, mostly due to increased usage per customer and an increased number of customers. We distributed less gas to commercial customers, mostly due to decreased usage per customer. We distributed less gas to industrial customers, mostly due to decreased usage per customer.

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

Base Rates

On December 6, 2010, the Maryland PSC issued an abbreviated order authorizing BGE to increase gas distribution rates by $9.8 million for service rendered on or after December 4, 2010. This increase was based upon a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio. We discuss BGE's gas base rates in the Regulation—Maryland—Base Rates section.

Residential Customer Rate Credit

On October 30, 2009, the Maryland PSC issued an order approving Constellation Energy's transaction with EDF. Among other things, the order required Constellation Energy to fund a one-time distribution rate credit for BGE residential customers totaling $110.5 million, or approximately $100 per customer, for which BGE recorded a liability in November 2009. In December 2009, BGE filed a tariff with the Maryland PSC stating BGE would give residential customers a rate credit of exactly $100 per customer. As a result, BGE accrued an additional $1.9 million for a total fourth quarter 2009 accrual of $112.4 million. The portion of this total credit allocated to residential gas customers was $17.4 million pre-tax. This credit was accrued in the fourth quarter of 2009 and applied to BGE residential gas customer bills in the first quarter of 2010.

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

        Gas cost adjustment revenues decreased in both 2010 compared to 2009 and in 2009 compared to 2008 because we sold less gas at lower prices.

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

        Revenues from off-system gas sales decreased in 2010 compared to 2009 because we sold less gas, partially offset by higher prices.

        Revenues from off-system gas sales decreased in 2009 compared to 2008 because we sold less gas at lower prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $62.4 million in 2010 compared to 2009 and decreased $244.6 million in 2009 compared to 2008 because we purchased less gas at lower prices.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses decreased $4.1 million during 2010 compared to 2009, primarily due to decreased uncollectible accounts receivable expense of $4.7 million.

        Regulated gas operation and maintenance expenses increased $3.6 million during 2009 compared to 2008, primarily due to increased uncollectible accounts receivable expense of $2.0 million.

Holding Company and Other Nonregulated Businesses

Results

	2010	2009	2008

	(In millions)
Revenues	$1.2	$14.4	$16.1
Operating expenses	53.1	56.5	54.3
Impairment losses and other costs	—	(26.6)	—
Workforce reduction costs	—	—	(0.2)
Depreciation and amortization	(48.9)	(67.7)	(62.3)
Taxes other than income taxes	(3.7)	(4.0)	(3.0)
Gain on divestitures	0.4	—	—

Income (Loss) from Operations	$2.1	$(27.4)	$4.9

Net Loss	$(0.3)	$(19.7)	$(0.8)

Net Loss attributable to common stock	$(0.3)	$(12.4)	$(0.8)

Other Items Included In Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$(4.8)	$—	$—
Impairment losses and other costs	—	(11.5)	—
Workforce reduction costs	—	—	(0.1)

Total Other Items	$(4.8)	$(11.5)	$(0.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net loss attributable to common stock for 2010 decreased $12.1 million compared to 2009 primarily due to the absence in 2010 of an impairment of a district chilled water energy plant of $7.1 million after-tax and reduction for noncontrolling interest, and a write-off of an uncollectible advance to an affiliate of $4.3 million after-tax.

        Net loss attributable to common stock for 2009 increased $11.6 million compared to 2008 primarily due to increased impairment losses and other costs due to an impairment of a district chilled water energy plant of $7.1 million after-tax and reduction for noncontrolling interest, a write-off of an uncollectible advance to an affiliate of $4.3 million after-tax, and higher depreciation and amortization expense of $3.2 million after-tax as a result of increased property additions during 2008.

Consolidated Nonoperating Income and Expenses

Other (Expenses) Income

In 2010, we had other expenses of $76.7 million and, in 2009, we had other expenses of $140.7 million. The $64.0 million decrease in 2010 compared to 2009 is mostly due to the absence in 2010 of $62.6 million of other-than-temporary impairment charges related to nuclear decommissioning trust fund assets recorded in 2009.

        In 2009, we had other expenses of $140.7 million and, in 2008, we had other expenses of $69.5 million. The $71.2 million increase in 2009 compared to 2008 is mostly due to higher credit facility costs, including amortization of amendment fees.

        Other income at BGE decreased $4.6 million in 2010 compared to 2009 primarily due to decreases in interest and investment income of $3.3 million.

        Other income at BGE decreased $4.2 million in 2009 compared to 2008 primarily due to decreases in interest and investment income of $4.2 million.

Fixed Charges

Fixed charges decreased $72.3 million in 2010 compared to 2009 mostly due to a lower level of interest expense due to repayments of debt made in 2009, partially offset by a $51.6 million loss recognized in February 2010 on the retirement of $486.5 million of our 7.00% Notes due April 1, 2012. We discuss this transaction in more detail in Note 9 to Consolidated Financial Statements.

        Fixed charges at BGE decreased $9.0 million in 2010 compared to 2009 mostly due to a lower level of interest expense due to repayments of debt in 2009.

Income Taxes

Income tax expense decreased $3,652.5 million during 2010 compared to 2009 mostly due to a decrease in income before income taxes as a result of the absence in 2010 of the approximately $7.4 billion gain on sale of our 49.99% membership interest in CENG recorded in 2009 and the recognition of approximately $2.5 billion of impairment charges in 2010.

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

        BGE's income tax expense increased $33.3 million during 2010, mostly due to an increase in income before income taxes.

        BGE's income tax expense increased $43.1 million during 2009, mostly due to higher pre-tax income. For 2008, BGE had a lower effective tax rate as a result of a reduction in its 2008 taxable income due to the impact of certain provisions of the 2008 Maryland settlement agreement, which increased the relative impact of the favorable permanent tax adjustments on its effective tax rate.

Defined Benefit Plans Funded Status

At December 31, 2010, the total projected benefit obligations of our qualified and nonqualified pension plans exceeded the fair value of our qualified pension plan assets by $218.0 million. At December 31, 2009, the total projected benefit obligations of our qualified and nonqualified pension plans exceeded the fair value of our qualified pension plan assets by $411.7 million. The $193.7 million improvement in the funded status of our pension plans in 2010 primarily reflects the following:

  •
  the contribution of $279.7 million into our qualified pension plan trusts during 2010, and
  •
  $148.8 million in actual returns on qualified pension plan assets during 2010.

        These increases were partially offset by normal growth in the projected benefit obligations of our qualified and nonqualified pension plans, including a 50 basis point decrease in the discount rate at December 31, 2010 compared to December 31, 2009.

        At December 31, 2010, our accumulated post retirement benefit obligations totaled $334.9 million compared to $322.3 million at December 31, 2009. The $12.6 million increase in obligations for these unfunded plans primarily reflects the 50 basis point decrease in the discount rate at December 31, 2010 compared to December 31, 2009.

        Our other postemployment benefit obligation increased $4.4 million from $50.6 million at December 31, 2009 to $55.0 million as of December 31, 2010, primarily due to a 75 basis point decrease in the discount rate.

        We discuss our defined benefit plans in further detail in Note 7 to Consolidated Financial Statements.

Financial Condition

Cash Flows

The following table summarizes our 2010 cash flows by business segment, as well as our consolidated cash flows for 2010, 2009, and 2008.

	2010 Segment Cash Flows				Consolidated Cash Flows
	Generation	NewEnergy	Regulated	Eliminations, Holding Company and Other	2010	2009	2008

	(In millions)
Operating Activities
Net (loss) income	$(1,255.3)	$176.2	$147.6	$(0.3)	$(931.8)	$4,503.4	$(1,318.4)
Non-cash merger termination and strategic alternatives costs	—	—	—	—	—	128.2	541.8
Derivative contracts classified as financing activities (1)	—	186.0	—	—	186.0	1,138.3	(107.2)
Gain on sale of 49.99% membership interest in CENG	—	—	—	—	—	(7,445.6)	—
(Gain) loss on divestitures	(242.9)	(2.5)	—	(0.4)	(245.8)	468.8	(38.1)
Accrual of BGE residential customer credit	—	—	—	—	—	112.4	—
Impairment losses and other costs	2,476.7	0.1	—	—	2,476.8	124.7	741.8
Other non-cash adjustments to net (loss) income	(506.9)	(11.4)	620.9	53.6	156.2	2,761.0	602.9
Changes in working capital
Derivative assets and liabilities, excluding collateral	(1.9)	452.1	(0.3)	—	449.9	425.3	(757.9)
Net collateral and margin	—	41.3	2.9	—	44.2	1,522.8	(960.3)
Accrued taxes	(1,123.2)	(58.6)	(60.8)	432.7	(809.9)	102.1	79.7
Other changes	(241.8)	281.1	(199.0)	(431.8)	(591.5)	664.9	13.9
Defined benefit obligations (2)	—	—	—	—	(224.5)	(287.2)	(20.8)
Other	71.9	(81.6)	(31.9)	43.3	1.7	171.7	(38.5)

Net cash (used in) provided by operating activities	(823.4)	982.7	479.4	97.1	511.3	4,390.8	(1,261.1)

Investing Activities
Investments in property, plant and equipment	(331.9)	(141.6)	(496.8)	(25.3)	(995.6)	(1,529.7)	(1,934.1)
Asset acquisitions and business combinations, net of cash acquired	(372.9)	(72.9)	—	—	(445.8)	(41.1)	(315.3)
Change in cash pool (3)	(2,321.1)	136.7	314.7	1,869.7	—	—	—
Contributions to nuclear decommissioning trust funds	—	—	—	—	—	(18.7)	(18.7)
Investments in joint ventures	—	—	—	—	—	(201.6)	—
Proceeds from sale of 49.99% membership interest in CENG	—	—	—	—	—	3,528.7	—
Proceeds from sale of investments and other assets	212.5	9.6	—	21.9	244.0	88.3	446.3
Proceeds from investment tax credits and grants related to renewable energy investments	39.0	17.5	—	—	56.5	—	—
Contract and portfolio acquisitions	(1.0)	(207.3)	—	—	(208.3)	(2,153.7)	—
(Increase) decrease in restricted funds	(50.0)	(5.8)	(5.1)	0.6	(60.3)	1,003.3	(942.8)
Other investments	(39.6)	4.1	—	(0.2)	(35.7)	0.1	21.7

Net cash (used in) provided by investing activities	(2,865.0)	(259.7)	(187.2)	1,866.7	(1,445.2)	675.6	(2,742.9)

Cash flows from operating activities plus cash flows from investing activities	$(3,688.4)	$723.0	$292.2	$1,963.8	(933.9)	5,066.4	(4,004.0)

Financing Activities (2)
Net (repayment) issuance of debt					(128.1)	(2,660.4)	3,447.7
Debt and credit facility costs					(32.8)	(98.4)	(104.8)
Proceeds from issuance of common stock					14.0	33.9	17.6
Common stock dividends paid					(183.3)	(228.0)	(336.3)
BGE preference stock dividends paid					(13.2)	(13.2)	(13.2)
Reacquisition of common stock					—	—	(16.2)
Proceeds from contract and portfolio acquisitions					52.2	2,263.1	—
Derivative contracts classified as financing activities (1)					(186.0)	(1,138.3)	107.2
Other					(0.4)	12.7	8.3

Net cash (used in) provided by financing activities					(477.6)	(1,828.6)	3,110.3

Net (decrease) increase in cash and cash equivalents					$(1,411.5)	$3,237.8	$(893.7)

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

Cash Flows from Operating Activities

In 2010, cash provided by operating activities of $0.5 billion reflected $0.5 billion from our regulated business, $0.2 billion from our competitive businesses, and $0.1 billion from holding company and other businesses. These were partially offset by $0.3 billion of contributions to our qualified pension plan. The $0.2 billion of operating cash flows from our competitive businesses included $0.8 billion of federal income tax payments on the 2009 EDF transaction.

        The $3.9 billion decrease in operating cash flows for 2010 compared to 2009 is primarily due to:

  •
  $1.0 billion higher income taxes paid,
  •
  $0.3 billion of lower operating cash flows from our regulated businesses, primarily due to the residential customer rate credit in the first quarter of 2010 and higher distribution service restoration expenses associated with 2010 storms,
  •
  $1.0 billion lower derivative contract settlements reclassified as financing activities in 2010, and
  •
  $1.5 billion lower net collateral and margin returned in 2010 as compared to 2009 as follows:

	December 31,
	2010	2009

	(In millions)
Net collateral and margin held (posted), beginning of year	$77.2	$(1,445.6)
Return of collateral held associated with nonderivative contracts	(16.1)	(17.0)
Net (additional) return of collateral posted associated with nonderivative contracts	(7.4)	336.3
Return of initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	6.9	924.8
Return of fair value net cash collateral posted (netted against derivative assets/liabilities)*	60.8	278.7

Change in net collateral and margin posted	44.2	1,522.8

Net collateral and margin held, end of year	$121.4	$77.2

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
  •
  $1.2 billion related to changes in net derivative assets and liabilities. Changes in derivative assets and liabilities are driven by fluctuations in commodity prices and the realization of contracts at settlement within our NewEnergy business.
  •
  $0.5 billion of improved operating cash flows from our regulated businesses.
  •
  $2.5 billion more in net collateral and margin returned in 2009 as compared to 2008.

Cash Flows from Investing Activities

Cash used in investing activities was $1.4 billion in 2010 compared to cash provided by investing activities of $0.7 billion in 2009. The $2.1 billion increase in cash used in 2010 compared to 2009 was primarily due to:

  •
  the absence of $3.5 billion of net proceeds received at the closing the sale of a 49.99% membership interest in CENG to EDF in 2009. We discuss this transaction in more detail in Note 2 to Consolidated Financial Statements.
  •
  $1.1 billion of lower restricted funds activity in 2010. In January 2009, our restricted funds decreased by $1.0 billion, primarily due to the release of restricted funds for the repayment of $1 billion of 14% Senior Notes to MidAmerican.
  •
  $0.4 billion increase in cash used for asset and business acquisitions. We discuss our acquisitions in the Note 15 to Consolidated Financial Statements.

        These increases were offset by:

  •
  $1.9 billion lower outflows associated with contract and portfolio acquisitions resulting from the structure of the divestiture of a majority of our international commodities operation in March 2009,
  •
  $0.7 billion of lower investments in property, plant, and equipment and in the CENG and UNE joint ventures, primarily related to environmental additions at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009 and the absence of nuclear capital spending in 2010 due to the deconsolidation of CENG in 2009, and
  •
  $0.2 billion of higher proceeds from investment tax credits and grants related to renewable energy investments and proceeds on the sale of investments (primarily the sale of our 50% interest in UNE).

        Cash provided by investing activities was $0.7 billion in 2009 compared to cash used of $2.7 billion in 2008. The $3.4 billion increase in cash provided in 2009 compared to 2008 was primarily due to:

  •
  $3.5 billion of net proceeds at the closing of the sale of a 49.99% membership interest in CENG to EDF. We discuss this transaction in more detail in Note 2 to Consolidated Financial Statements. There was no such activity in 2008,
  •
  $1.9 billion decrease in restricted funds, primarily due to the receipt of funds in 2008 and the release of funds in 2009 for the repayment of the $1 billion of 14% Senior Notes to MidAmerican in January 2009, and

  •
  $0.3 billion decrease in cash used for acquisitions. In 2009, $20.8 million was used for the acquisition of CLT Energy Services Group, doing business as CLT Efficient Technologies Group, an energy services company that provides energy performance contracting and energy efficiency engineering services, and $20.3 million was used as a down payment for the pending acquisition of the Criterion wind project in Garrett County, Maryland. In 2008, $0.3 billion was used for the acquisition of the Hillabee Energy Center, a partially completed 740 MW gas-fired combined cycle power generation facility in Alabama; the West Valley Power Plant, a 200 MW gas-fired peaking plant; and a uranium market participant.

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

Cash Flows from Financing Activities

Cash used in financing activities was $0.5 billion in 2010 compared to cash used in financing activity of $1.8 billion in 2009. The decrease in cash used for financing activities of $1.3 billion was primarily due to:

  •
  $2.5 billion lower net debt repayments in 2010 compared to 2009. In 2009, we repaid $1.0 billion of 14% Senior Notes, $0.8 billion in short-term borrowings on our credit facilities, $0.5 billion of 6.125% Fixed Rate Notes, and $0.3 billion of Zero Coupon Senior Notes. In 2010, we retired $0.5 billion 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding Tax Exempt Variable Rate Notes totaling $0.1 billion. These debt retirements were substantially offset by the issuance of $0.6 billion of 5.15% Fixed Rate Notes in December 2010.
  •
  $1.0 billion lower cash outflows related to derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities in 2010 compared to 2009. These contracts primarily related to transactions associated with the divestiture of our Houston-based gas trading operation in March 2009, when we executed transactions at prices that differed from market prices. As a result, for cash flows associated with the out-of-the money derivative transactions executed, we recorded the ongoing cash flows related to these contracts as financing cash flows in March 2009.

        This decrease was partially offset by $2.2 billion of lower proceeds from contract and portfolio acquisitions related to the structure of the divestiture of the majority of our international commodities operation in March 2009.

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

Contract and Portfolio Acquisitions

During 2010 and 2009, our NewEnergy business acquired several pre-existing energy purchase and sale agreements, which generated significant cash flows at the inception of the contracts. These agreements had contract prices that differed from market prices at closing, which resulted in cash payments to or from the counterparty at the acquisition of the contract. We paid net cash of $156.1 million in 2010 to acquire various contracts. During

2009, we received net cash of $109.4 million due to the execution of total return swaps to assist in the execution of our divestitures of our international commodities and Houston-based gas trading operations. We reflect the underlying contracts on a gross basis as assets or liabilities in our Consolidated Balance Sheets depending on whether they were above- or below-market prices at closing; therefore, we have also reflected them on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Year ended December 31,	2010	2009	2008

	(In millions)
Financing activities—proceeds from contract and portfolio acquisitions	$52.2	$2,263.1	$—
Investing activities—contract and portfolio acquisitions	(208.3)	(2,153.7)	—

Cash flows from contract and portfolio acquisitions	$(156.1)	$109.4	$—

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

Cash Flow Impacts—CENG Joint Venture

Prior to November 6, 2009, we recorded 100% of the revenues, expenses, and cash flows from CENG and the nuclear plants it owns because we wholly owned this entity. On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG to EDF, and we deconsolidated CENG. Accordingly, for periods after November 6, 2009, we ceased recording CENG's cash flows and began to record cash flows from our PPA and other transactions with CENG. We will record any future cash flows from distributions received from CENG based on our 50.01% ownership interest, and we may be required to make capital contributions to help fund CENG's capital program.

        As a result of deconsolidation, our Generation business cash flows differed from historical cash flows primarily due to the following factors:

  •
  We now sell between 85-90% of the output of CENG's plants, excluding output sold by CENG directly to third parties, rather than 100% of the plants' total output including volumes contracted to third parties.
  •
  Fuel and purchased energy expenses reflect our purchases of the output of CENG's plants, excluding output sold directly to third parties, as provided under the terms of the PPA with CENG. We discuss the terms, and subsequent amended terms, of the PPA in Note 4 to Consolidated Financial Statements.
  •
  Operating expenses no longer include CENG's plant operating costs or general and administrative expenses.
  •
  We no longer incur cash flows for 100% of CENG's capital expenditures or the acquisition of nuclear fuel, but we are required to make capital contributions to help CENG fund these expenditures.
  •
  We will record cash distributions from CENG if and when such distributions are declared. We did not receive any distributions from CENG in 2010.

        In addition, we entered into a power services agency agreement (PSA) and an administrative service agreement (ASA) with CENG. The PSA is a five-year agreement under which we will provide scheduling, asset management and billing services to CENG and will recognize average annual revenue of approximately $16 million.

        The ASA is a one year agreement that is renewable annually under which we provided administrative support services to CENG for a fee of approximately $66 million for 2010. The level of fees for administrative support services will be subject to change in future years based on the level of services provided. The charges under these agreements are intended to represent the actual cost of the services provided to CENG from us. In October 2010, we entered into a comprehensive agreement with EDF. Among other provisions of the agreement, the ASA was extended through 2017. We discuss the comprehensive agreement with EDF in more detail in Note 4 to Consolidated Financial Statements.

Impact of Security Ratings on Our Liquidity

We rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Independent credit rating agencies rate Constellation Energy's and BGE's fixed-income securities. These ratings affect how much it will cost us to sell securities and, in certain cases, our ability to access capital markets to sell securities. Generally, the better the rating, the lower the cost of the securities to us when we sell them. The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, business risk profile, stock price volatility, political, legislative, and regulatory risk, interest charges relative to operating cash flows and the level of debt relative to total capitalization.

        At the date of this report, the senior unsecured debt and commercial paper credit ratings for Constellation Energy and BGE were as follows:

	Standard & Poor's Rating Group	Moody's Investors Service	Fitch Ratings

Constellation Energy
Senior Unsecured Debt	BBB-	Baa3	BBB-
Commercial Paper	A-3	P-3	F3
BGE
Senior Unsecured Debt	BBB+	Baa2	BBB+
Commercial Paper	A-2	P-2	F2

        The Constellation Energy and BGE ratings in the above table reflect stable outlooks by all the credit rating agencies, except that Moody's rating of BGE reflects a positive outlook. If any of these credit ratings were to be downgraded, especially below investment grade, our ability to raise capital on favorable terms, including in the commercial paper markets, if available, could be hindered, and our borrowing costs would increase. Additionally, the business prospects of our wholesale and retail competitive supply businesses, which in many cases rely on the creditworthiness of Constellation Energy, would be negatively impacted. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade.

        We discuss the potential effect of a ratings downgrade in the Collateral section.

        We discuss the potential effect of a ratings downgrade on our ability to maintain ongoing compliance with financial ratios in our existing credit agreements in Note 8 to Consolidated Financial Statements.

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

        The primary drivers of our use of liquidity have been our capital expenditure requirements and collateral requirements associated with hedging our generating assets and hedging our NewEnergy business in both power and gas. Significant changes in the prices of commodities, depending on hedging strategies we have employed, could require us to post additional letters of credit, and thereby reduce the overall amount available under our credit facilities or to post additional cash, thereby reducing our available cash balance. Additional regulation of the derivatives markets could also require us to post additional cash collateral. We discuss the financial reform legislation enacted in 2010 in more detail in the Federal Regulation section.

        We discuss our, and BGE's, credit facilities in detail in Note 8 to Consolidated Financial Statements.

Net Available Liquidity

Constellation Energy's (excluding BGE) and BGE's net available liquidity at December 31, 2010 was $3.3 billion and $0.6 billion, respectively. We discuss net available liquidity in more detail in the Note 8 to Consolidated Financial Statements.

Collateral

Constellation Energy's collateral requirements generally arise from its NewEnergy business as a result of its participation in certain organized markets, such as Independent System Operators (ISOs) or financial exchanges, as well as from our margining on over-the-counter (OTC) contracts.

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

        There are certain inherent asymmetries relating to the use of collateral that create liquidity requirements for our Generation and NewEnergy businesses. These asymmetries arise from our actions to be economically hedged, as well as market conditions or conventions for conducting business that result in some transactions being collateralized while others are not, including:

  •
  In our NewEnergy business, we generally do not receive collateral under contractual obligations to supply power or gas to our customers but we hedge these transactions through purchases of power and gas that generally require us to post collateral. By entering into a gas supply agreement with the buyer of our gas trading operation, we have reduced our collateral requirements to support our retail gas operation. We discuss this gas supply agreement in more detail in Note 4 to Consolidated Financial Statements. We also intend to further align our load obligations by buying generation assets in regions where we do not have a significant generation presence and entering into longer-tenor agreements with merchant generators, further reducing our dependence on exchange-traded products, thereby lowering our collateral requirements. During 2010, we acquired generation assets in Texas, and in January 2011, we acquired generation assets in Massachusetts, which will assist with reducing our collateral requirements.

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

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at December 31, 2010, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to (1)	Level Below Current Rating	Additional Obligations (2)

	(In billions)
Below investment grade	1	$1.0

(1)
If there are split ratings among the independent credit rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

(2)
Includes $0.1 billion related to derivative contracts as discussed in Note 13 to Consolidated Financial Statements.

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post additional collateral in an amount that could exceed the obligation amounts specified above, which could be material. We discuss our credit facilities in the Available Sources of Funding section. In addition, rulemaking under the Dodd-Frank Act could impose additional collateral requirements. We discuss this rulemaking in the Federal Regulation section.

Capital Resources

Our actual consolidated capital requirements for the years 2008 through 2010, along with the estimated annual amount for 2011, are shown in the following table.

        We will continue to have cash requirements for:

  •
  working capital needs,
  •
  payments of interest, distributions, and dividends,
  •
  capital expenditures, and
  •
  the retirement of debt.

        Capital requirements for 2011 and 2012 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

  •
  regulation, legislation, and competition,
  •
  BGE load requirements,
  •
  environmental protection standards,
  •
  the type and number of projects selected for construction or acquisition,
  •
  the effect of economic and market conditions on those projects,
  •
  the cost and availability of capital,
  •
  potential capital contributions to CENG,
  •
  the availability of cash from operations, and
  •
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors.

        Please see the Forward Looking Statements and Item 1A. Risk Factors sections.

	2008	2009	2010	2011 (Estimate)

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$0.5	$0.3	$0.1	$0.1
Maintenance	0.5	0.6	0.1	0.1
Growth	0.4	0.2	0.1	—

Total Generation and Other Capital Requirements	1.4	1.1	0.3	0.2

NewEnergy Capital Requirements:
Maintenance	0.1	—	—	—
Growth	0.2	0.1	0.1	0.2

Total NewEnergy Capital Requirements	0.3	0.1	0.1	0.2

Regulated Capital Requirements:
Electric / Gas Distribution	0.4	0.3	0.4	0.4
Electric Transmission	0.1	—	0.1	0.1
Smart Energy SaversSM Initiatives	—	0.1	0.1	0.1

Total Regulated Capital Requirements	0.5	0.4	0.6	0.6

Total Capital Requirements	$2.2	$1.6	$1.0	$1.0

Eligible capital projects are shown net of anticipated investment tax credits or grants.

        As of the date of this report, we estimate our 2012 capital requirements will be approximately $1.0 billion.

Capital Requirements

Generation and NewEnergy Businesses

Our Generation and NewEnergy businesses' capital requirements consist of its continuing requirements, including expenditures for:

  •
  maintenance and uprates to the capacity of our generating plants,
  •
  solar projects and upstream natural gas properties,

  •
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and various other states' environmental regulations and legislation, and
  •
  enhancements to our information technology infrastructure.

        In addition, in January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion, subject to a working capital adjustment. We funded this acquisition through a mix of available cash and debt.

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

        In 2009, we acquired the 70 MW Criterion wind project to be constructed in Garrett County, Maryland. We closed this transaction in the first quarter of 2010 and we placed it in service in the fourth quarter of 2010.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives. Further, BGE continues to invest in transmission projects that earn a FERC authorized rate of return.

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

Funding for Capital Requirements

Generation and NewEnergy Businesses

We expect to fund the capital requirements of our Generation and NewEnergy businesses with internally generated cash and other available sources. To the extent that internally generated cash is not sufficient to meet those requirements, we would seek additional funding from the money markets, capital markets and lease markets, subject to credit conditions and market liquidity, and, if necessary, from draw downs on credit facilities.

        The projects that our Generation and NewEnergy businesses develop typically require substantial capital investment. Many of the qualifying facilities and independent power projects that we have an interest in as well as our upstream properties are financed primarily with non-recourse debt that is repaid from the project's cash flows. This debt is collateralized by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project.

Regulated Electric and Gas

We expect to fund capital expenditures associated with our regulated electric and gas businesses through a combination of internally and externally generated cash. To the extent that internally generated cash is not sufficient to meet those requirements, we would seek additional funding from the short-term and long-term capital markets (including trust preferred securities or preference stock), subject to credit conditions and market liquidity, and, if necessary, from draw downs on credit facilities. BGE may also receive equity contributions from time to time from Constellation Energy.

Contractual Payment Obligations and Committed Amounts

We enter into various agreements that result in contractual payment obligations in connection with our business activities. These obligations primarily relate to our financing arrangements (such as long-term debt, preference stock, and operating leases), purchases of capacity and energy to support our Generation and NewEnergy business activities, and purchases of fuel and transportation to satisfy the fuel requirements of our power generating facilities.

        We detail our contractual payment obligations as of December 31, 2010 in the following table:

	Payments
	2011	2012- 2013	2014- 2015	Thereafter	Total

	(In millions)
Contractual Payment Obligations
Long-term debt: (1)
Nonregulated
Principal	$223.6	$19.7	$596.2	$1,774.9	$2,614.4
Interest	139.0	281.3	277.7	2,807.6	3,505.6

Total	362.6	301.0	873.9	4,582.5	6,120.0
BGE
Principal	81.7	639.1	144.9	1,277.9	2,143.6
Interest	127.6	231.3	162.5	1,174.2	1,695.6

Total	209.3	870.4	307.4	2,452.1	3,839.2
BGE preference stock	—	—	—	190.0	190.0
Operating leases (2)
Operating leases, gross	202.1	328.0	301.4	108.3	939.8
Sublease rentals	(22.4)	(41.7)	(19.6)	(28.6)	(112.3)

Operating leases, net	179.7	286.3	281.8	79.7	827.5
Purchase obligations: (3)
Purchased capacity and energy (4)	430.6	503.0	164.3	263.6	1,361.5
Purchased energy from CENG (5)	488.4	1,761.2	1,735.5		3,985.1
Fuel and transportation	535.7	449.9	250.2	176.0	1,411.8
Other	53.0	30.0	7.5	5.4	95.9
Other noncurrent liabilities:
Uncertain tax positions liability	60.3	100.2	5.5	4.0	170.0
Pension benefits (6)	7.2	160.6	92.2		260.0
Postretirement and post employment benefits (7)	26.8	55.5	58.5	249.1	389.9

Total contractual payment obligations	$2,353.6	$4,518.1	$3,776.8	$8,002.4	$18,650.9

(1)
Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $75.0 million early through remarketing features. Interest on variable rate debt is included based on forward curve for interest rates.

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

(5)
As part of reaching a comprehensive agreement with EDF in October 2010, we modified our existing power purchase agreement with CENG to be unit contingent through the end of its original term in 2014. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, we agreed to purchase 50.01% of the available output of CENG's nuclear plants at market prices. We have included in the table our commitments under this agreement for five years, the time period for which we have more reliable data. Further, we continue to own a 50.01% membership interest in CENG that we account for as an equity method investment. See Note 16 in the Consolidated Financial Statements for more details on this agreement.

(6)
Amounts related to pension benefits reflect our current 5-year forecast for contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 to Consolidated Financial Statements for more detail on our pension plans.

(7)
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

        We use these arrangements when they enable us to obtain financing or execute commercial transactions on favorable terms. As of December 31, 2010, we have no material off-balance sheet arrangements, including:

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

        At December 31, 2010, Constellation Energy had a total face amount of $9.4 billion in guarantees outstanding, of which $8.6 billion related to our NewEnergy business. These amounts generally do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $1.5 billion at December 31, 2010, which represents the total amount the parent company could be required to fund based on December 31, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in Note 12 to Consolidated Financial Statements and our significant variable interests in Note 4 to Consolidated Financial Statements.

Risk Management

Introduction

Risk is inherent in our business activities. Constellation Energy is exposed to market, credit, operational, and liquidity risks that are fundamental to our business of providing products and services across the energy value chain. Additionally, our businesses are subject to business and strategic risks, the risks of unsuccessful business performance due to changing economic conditions, competition, regulatory environment, legislation, economic conditions, market liquidity, country or sovereign issues, systems or process failure, and fiscal and monetary policies. These risks exist in our business with varying levels of exposure, and are interrelated and cannot be managed in isolation.

        The Company's risk management framework and governance structure are intended to provide appropriate controls and ongoing management of the major risks in our business activities. The risk management framework is also intended to create a culture of risk awareness and personal accountability for risk-taking across the Company. As a result of the extent and diversity of the risks the Company faces in its business operations, we analyze risk and risk concentration at transaction, portfolio, business, and enterprise-wide levels to ensure that material risks are identified and managed effectively. We utilize numerous methods to evaluate and measure risks. In general, we evaluate risks in terms of the impact on our economic value, earnings, liquidity, strategic objectives, credit rating, reputation, and values. We identify and evaluate risks based not only on their probability of occurring and magnitude of impact on the financial statements, but also with respect to the potential for significant or unexpected shifts in market conditions or rules.

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

        In this section, we will review the Company's risk practices in terms of our:

  •
  risk governance,
  •
  risk functions, and
  •
  risk exposures.

Risk Governance

Our Board of Directors is responsible for risk oversight of Company activities. The Board of Directors has approved the Company's risk appetite statement and has authorized management to establish risk policies and limits consistent with this statement. The Audit Committee of the Board of Directors periodically reviews compliance with our risk policies and limits and the effectiveness of the related internal controls. The Compensation Committee of the Board of Directors is responsible for oversight of the impact of compensation policies on risk-taking. Management has established the risk appetite statement in the context of the market environment and the Company's business strategy. In setting the risk appetite, the Company takes into consideration factors such as market volatility, product liquidity, business trends, and management experience.

        The Company's Risk Management Committee (RMC) is responsible for approving risk management policies and limits consistent with the risk appetite statement, reviewing procedures for the identification, assessment, measurement, and management of risks, and monitoring risk exposures. The RMC meets on a regular basis and is chaired by our Chief Executive Officer. Other committee members are our Chief Risk Officer, Chief Financial Officer, Vice Chairman, General Counsel, Chief Human Resources Officer, head of Corporate Strategy and Development, head of Corporate Affairs, Public, and Environmental Policy and business unit leaders. In addition, the Chief Risk Officer coordinates with the risk management committees in the business units that meet regularly to identify, assess, and quantify material risk issues and to develop strategies to manage these risks.

        Business managers are responsible for managing risks within the established risk appetite, while the Risk Management Group (RMG) is responsible for enforcing compliance with risk management policies and risk limits. The RMG reports to the Chief Risk Officer, who is a member of the Company's Management Committee and who reports to the Chief Executive Officer and the Board of Directors. The Chief Risk Officer provides regular risk management updates to the Audit Committee and the Board of Directors.

        In an effort to manage risks, Constellation Energy has established a series of limits at the corporate and business unit level that reflect the Company's risk appetite. Business units are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, who consults with the business unit on an appropriate course of action.

Risk Functions

Risks are managed at the individual and portfolio level of exposure in each business relative to the Company's risk appetite in aggregate and across all major risk types.

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

        The RMG consists of seven divisions that focus on a specialized area of risk.

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

Collateral and Funding Liquidity Risk Management

Collateral Risk Management is responsible for providing an integrated view on credit, market, and company liquidity risks to facilitate Treasury's management of the Company's collateral and overall liquidity position. Funding liquidity risk is the risk that we may be unable to fund our obligations in some future period. This group's responsibilities include measuring and monitoring collateral flows, downgrade collateral needs, and collateral use across the Company. Additionally, this group forecasts expected collateral and liquidity requirements as well as estimates potential collateral requirements due to market shifts, hedging strategies, and adjustments to the Company's credit ratings. Finally, Collateral Risk Management assists the businesses in determining the strategic use of collateral and the appropriate cost of collateral for transactions. The group also works closely with the Treasury function to plan for expected and contingent liquidity needs based on the Company's long-term business plan.

Operational Risk Management

Operational risk is the risk associated with human error, a failure of process and systems or external factors. RMG staff oversee implementation of a common framework for defining, measuring, monitoring, and reporting operational risks. The integrated risk assessment process involves capturing risk and controls holistically. Accountability for the identification of risks in our business processes resides with business management, who must ensure the completeness and effectiveness of controls and level of residual risk.

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

Special Situations Group

Our Special Situations Group is comprised of two departments: receivables management and credit workout. Receivables management seeks to maximize cash flows from collection efforts for the Company's business units. Its primary function is to mitigate risk by focusing efforts on all aspects of the accounts receivable process including fees related to early termination of energy supply contracts. Credit workout is responsible for the management of distressed customers. These include counterparties in bankruptcy and contractual default. Credit workout also seeks to generate cash flows by negotiating early settlement on potential losses and through the sale of impaired assets in the secondary market.

Deal Review, Risk Analytics and Risk Capital

Our Deal Review team performs independent reviews of structured transactions and develops standardized risk-adjusted metrics for assessing these transactions. Our Risk Analytics team provides quantitative support to all risk functions, builds key risk models and metrics, and conducts independent validation of models used by the Company. Our Risk Capital team is responsible for the development and implementation of a framework for the measurement of capital adequacy, risk-based transaction pricing and risk-adjusted performance measurement of our business segments and portfolios. Risk capital, or economic capital, is the level of capital required to offset the effect of unexpected specified stress on the economic value of the Company. It is an assessment of the underlying market, credit, operational, and liquidity risks of the Company's business activities, utilizing internal risk assessment methodologies.

Risk Exposures

We manage risks across all of our businesses. We summarize below the risks we manage within each of our businesses.

Generation and NewEnergy Businesses

Our Generation and NewEnergy businesses are exposed to various risks in the competitive marketplace that may materially impact our financial results and affect our earnings. These risks include changes in commodity prices, potential imbalances in supply and demand, credit risk and operational risk.

Regulated Electric Business

BGE does not own or operate any electric generating facilities. Therefore, BGE's regulated electric business is exposed to market price risk. To mitigate this, BGE obtains energy and capacity to provide SOS through a competitive bidding process approved by the Maryland PSC. We discuss SOS and the impact on base rates in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Business section. As a result of this process, BGE's exposure to market price risk is limited, and at December 31, 2010, our exposure to commodity price risk for our regulated electric business was not material. However, BGE may enter into electric futures, options, and swaps to hedge its market price risk if appropriate. We discuss this further in Note 13 to Consolidated Financial Statements.

        BGE's regulated electric business is also exposed to wholesale credit risk from its suppliers as well as retail credit risk from its customers. Finally, BGE is subject to operational risks, including potential impacts from storms and distribution asset failures.

Regulated Gas Business

BGE acquires all of its natural gas for delivery to customers from third party suppliers. Therefore, BGE's regulated gas business is exposed to market price risk. However, BGE recovers the costs of purchased gas under the market-based rates incentive mechanism approved by the Maryland PSC. Additionally, BGE may enter into gas futures, options, and swaps to hedge its price risk under our market-based rate incentive mechanism and our off-system gas sales program as appropriate. We discuss this further in Note 13 to Consolidated Financial Statements. At December 31, 2010, our exposure to commodity price risk for our regulated gas business was not material.

        BGE's regulated gas business is also exposed to wholesale credit risk from its suppliers as well as retail credit risk from its customers. Finally, BGE is subject to operational risks, including potential impacts from storms and distribution asset failures.

Risk Exposure Categories

The various categories of risk exposures that we manage include, but are not limited to, market risk, which includes interest rate risk, security price risk, and foreign currency risk; credit risk, which includes wholesale and retail credit risk; operational risk and collateral and funding liquidity risk. As previously noted, these risks may be common to more than one of our businesses. We discuss each of these primary risk exposure categories separately below.

Market Risk

We are exposed to the impact of market fluctuations in the price and transportation costs of power, natural gas, coal, and other related commodities. These risks arise from our ownership and operation of power plants, our retail and wholesale customer supply operations, and our origination, risk management, and trading activities. These commodity price risks arise from:

  •
  changes in market volatilities or correlations, and
  •
  changes in interest and foreign exchange rates.

        A number of factors associated with the structure and operation of the energy markets influence the level and volatility of prices for energy commodities and related derivative products. We use such commodities and products in our Generation and NewEnergy businesses, and if we do not hedge the associated financial exposure, this commodity price volatility could adversely affect our economic value or earnings. These factors include:

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

EVaR:

EVaR measures the potential pre-tax loss in the fair value of the Generation and NewEnergy businesses due to changes in market risk factors. EVaR is a one-day value-at-risk measure calculated at a 95% confidence level assuming a standard normal distribution of prices over the most recent rolling 3-month period. EVaR includes all positions over a forward rolling 60-month time horizon that expose us to market price risk, regardless of business line.

        Positions included in EVaR are comprised of mark-to-market and nonderivative accrual positions that create market risk including:

  •
  derivative and nonderivative commodity contracts associated with our Generation and NewEnergy businesses,
  •
  physical assets, such as our owned and contractually controlled generating plants,
  •
  our share of investments in generating plants, and
  •
  our share of investments in upstream natural gas properties.

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

EVaR

For the year ended December 31,	2010	2009

	(In millions)
95% Confidence Level, One-Day Holding Period
Year end	$36.3	$73.0
Average	52.2	92.8
High	71.6	122.8
Low	34.4	64.1

        At December 31, 2010, our EVaR was approximately $36.3 million, which represents a 50% decline from its level of $73 million on December 31, 2009, mainly due to lower price levels and lower volatilities as well as a decrease in our ownership of nuclear generation as a result of our 2009 sale of a 49.99% membership interest in CENG to EDF.

VaR:

VaR measures the potential pre-tax loss in the fair value of mark-to-market energy contracts due to changes in market risk factors. VaR is calculated assuming a standard normal distribution of prices over the most recent rolling 3-month period. VaR includes all positions subject to mark-to-market accounting, including not only contracts that hedge the economics of NewEnergy nonderivative power and fuel contracts and which do not receive hedge accounting treatment, but also contracts designated for trading. Thus, the positions for which we monitor VaR are included within, and are not incremental, to the positions subject to EVaR.

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

        The VaR amounts below represent the potential pre-tax loss in the fair value of our NewEnergy business positions subject to mark-to-market accounting, including both trading and non-trading activities, over one and ten-day holding periods.

Total Mark-to-Market VaR

For the year ended December 31,	2010	2009

	(In millions)
99% Confidence Level, One-Day Holding Period
Year end	$13.6	$8.0
Average	7.3	18.1
High	13.8	55.5
Low	4.8	5.0
95% Confidence Level, One-Day Holding Period
Year end	$10.4	$6.1
Average	5.6	13.8
High	10.5	42.2
Low	3.6	3.8
95% Confidence Level, Ten-Day Holding Period
Year end	$32.9	$19.2
Average	17.7	43.7
High	33.2	133.6
Low	11.4	12.0

        Constellation Energy's proprietary trading activities are substantially reduced from previous years and remain immaterial. These activities continue to be managed with daily VaR limits, stop loss limits and position limits.

Interest Rate Risk

We are exposed to changes in interest rates as a result of financing through our issuance of variable-rate and fixed-rate debt and certain related interest rate swaps. We may use derivative instruments to manage our interest rate risks.

        As of December 31, 2010, we have interest rate swaps relating to $400.0 million of our long-term debt. These fair value hedges effectively convert our current fixed-rate debt to a floating-rate instrument tied to the three month London Inter-Bank Offered Rate (LIBOR). Including the $400.0 million in interest rate swaps, approximately 11.1% of our long-term debt is floating-rate.

        During January 2011, as part of retiring the remainder of our 7.00% Notes, we terminated $200.0 million of interest rate swaps.

        During February 2011, we entered into $500 million of interest rate swaps related to fixed rate long-term debt, effectively converting the debt to a floating-rate instrument tied to LIBOR. Of these swaps, $350 million qualify for and have been designated as fair value hedges and $150 million do not qualify as fair value hedges and will be marked to market through earnings.

        We discuss our use of derivative instruments, including interest rate swaps, to manage our interest rate risk in more detail in Note 13 to Consolidated Financial Statements.

        The following table provides information about our debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value at December 31, 2010

	(Dollars in millions)
Long-term debt
Variable-rate debt	$209.6	$18.0	$—	$—	$226.2	$74.9	$528.7	$528.7
Average interest rate (A)	1.24%	4.50%	—%	—%	2.36%	2.13%	1.95%
Fixed-rate debt	$95.7	$174.2	$466.6	$90.4	$424.5	$2,977.9	$4,229.3	$4,518.4
Average interest rate	6.10%	6.37%	6.06%	5.33%	4.75%	6.60%	6.31%
(A)
Interest on variable rate debt is included based on the forward curve for interest rates at December 31, 2010.

Security Price Risk

We are exposed to price fluctuations in financial markets primarily through our pension plan assets. In 2010, our actual gain on pension plan assets was $148.8 million. We describe our pension funding requirements in more detail in Note 7 to Consolidated Financial Statements.

Foreign Currency Risk

Our Generation and NewEnergy businesses are exposed to the impact of foreign exchange rate fluctuations. This foreign currency risk arises from our activities in countries where we transact in currencies other than the U.S. dollar. In 2010, our exposure to foreign currency risk was not material. We manage our exposure to foreign currency exchange rate risk using a foreign currency hedging program. We will continue to have limited exposure to the Canadian dollar due to our Canadian gas and power operations.

Credit Risk

We are exposed to credit risk through our Generation and NewEnergy businesses and BGE's operations. Credit risk is the loss that may result from counterparties' nonperformance and retail customer accounts receivable and forward value payment risk arising from contracted power and gas supply agreements. We evaluate our credit risk as discussed below.

Wholesale Credit Risk

We measure wholesale credit risk as the replacement cost for open energy commodity and derivative transactions (both mark-to-market and accrual) adjusted for amounts owed to or due from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses, where we have a legally enforceable right of setoff. We monitor and manage the credit risk of our NewEnergy business through credit policies and procedures, which include an established credit approval process, daily monitoring of counterparty credit limits, the use of credit mitigation measures such as margin, collateral, or prepayment arrangements, and the use of master netting agreements.

        As of December 31, 2010, our total exposure across our entire wholesale portfolio is $2.5 billion, net of collateral, and includes accrual positions and derivatives. This total exposure has declined from the $2.8 billion as of December 31, 2009, primarily driven by a change in commodity prices and the decrease in our exposure to CENG throughout 2010.

        The top ten counterparties account for 55% of our total exposure with none of that exposure being non-investment grade. We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. At December 31, 2010, two counterparties, a large power cooperative and CENG, comprised a total exposure concentration of 25%.

        As of December 31, 2010 and 2009, counterparties in our NewEnergy credit portfolio had the following public credit ratings, shown as a percentage of the total portfolio exposure:

At December 31,	2010	2009

Rating
Investment Grade (1)	47%	43%
Non-Investment Grade	4	2
Not Rated	49	55
(1)
Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $1.2 billion at December 31, 2010 compared to $1.5 billion at December 31, 2009. This decrease was mostly driven by a reduction in our CENG credit exposure, which is not externally rated.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $1.1 billion or 87% of the exposure to "Not Rated" counterparties was rated investment grade equivalent at December 31, 2010 and approximately $1.2 billion or 81% was rated investment grade equivalent at December 31, 2009.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings. This includes those counterparties which are externally rated and those in the "Not Rated" category as a percentage of the total portfolio exposure.

At December 31,	2010	2009

Investment Grade Equivalent	89%	88%
Non-Investment Grade Equivalent	11	12

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

Retail Credit Risk

We are exposed to retail credit risk through our NewEnergy electricity and natural gas supply activities, which serve commercial and industrial companies and governmental entities, and through BGE's electricity and natural gas distribution operations. Retail credit risk results when customers default on their contractual obligations or fail to pay for service rendered. This risk represents the loss that may be incurred due to the nonpayment of customer accounts receivable balances, as well as the loss from the resale of energy previously committed to serve customers of our nonregulated retail businesses.

        Retail credit risk is managed through established credit approval policies, monitoring customer exposures, and the use of credit mitigation measures such as letters of credit or prepayment arrangements. In addition, we have taken steps to augment our credit staff in response to current economic conditions. In accordance with our credit policy we do not have a significant exposure concentration with any one customer, geographic area or industry.

        Retail credit quality is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. If the business environment were to be negatively affected by changes in economic or other market conditions, our retail credit risk may be adversely impacted. However, we have organized a dedicated credit workout function whose job is to work with distressed customers and recover receivables owed to the company. This also involves negotiating early termination settlements and selling impaired assets in the secondary market.

        BGE is subject to retail credit risk associated with both the delivery portion of a customer's bill as well as the uncollectible expense or credit risk from the gas and/or electric commodity portion of the bills of those customers to whom BGE sells the gas and electric commodity. BGE is also exposed to credit risk associated with the timing of the collection of receivables from those customers who have contracted with a third party supplier where BGE has purchased that supplier's receivables. Although both BGE's delivery and commodity rates include some level of costs for uncollectible customer accounts receivable expenses, full recovery is contingent on amounts approved by the Maryland PSC in customer rates and, therefore is not guaranteed and BGE is exposed to these potential losses and related carrying costs.

Operational Risk

Operational risk is the risk associated with human error or a failure of process and systems, or external factors, as well as the risk of operating owned and contractually controlled generating assets, electric transmission and distribution systems, and gas distribution systems. We are exposed to many types of operational risks, including fraud by employees, clerical and record-keeping errors, and unauthorized data access. Additionally, our asset operations can be effected by those events that are partially or wholly out of our control, like natural disasters, acts of terrorism, and computer application viruses, which may cause losses in generation or service to customers resulting in revenue loss.

        We own, have ownership interests in, and operate power generation facilities, which use a diverse mix of fuels including fossil fuels, nuclear and biomass. We are also exposed to variations in the prices for, and required volumes of, natural gas, oil, and coal required to fuel our power plants that generate electricity. Therefore, high commodity prices increase the impact of generator outages and variable load, but as long as the electricity and fuel prices move in tandem, we have limited exposure to changing commodity prices. During periods of high demand on our generation assets, our fuel supplies may be insufficient and could require us to procure additional fuel at higher prices. Alternatively, during periods of low demand on our generation assets, our fuel supplies may exceed our needs, and could result in us selling the excess. These scenarios could potentially lead to a material adverse impact on our financial results.

        We are exposed to risk on both sides of the distribution chain, from fuel to end customer delivery, due to inability to produce energy. If one or more of our generating facilities is not able to produce electricity when required due to operational factors, we may have to forego sales opportunities or fulfill fixed-price sales commitments through the operation of other more costly generating facilities or through the purchase of energy in the wholesale market at higher prices. In addition, we are exposed to the risk that available sources of supply may differ from the amount of power demanded by our customers under fixed-price load-serving contracts. During periods of high demand, our power supplies may be insufficient to serve our customers' needs and could require us to purchase additional energy at higher prices. Alternatively, during periods of low demand, our electricity supplies may exceed our customers' needs and potentially result in selling excess energy at lower prices. This could have a material adverse impact on our financial results.

Collateral and Funding Liquidity Risk

Funding liquidity risk relates to the ability to fund current and future obligations of the company given variability in collateral requirements as well as variability around working capital requirements and other cash flows that may affect our liquidity. To assess funding liquidity risk, we distinguish between sources and uses of liquidity. Sources of liquidity include projected net available cash and the unused capacity available from our credit facilities. Uses include expected and contingent collateral requirements as well as any unexpected variation of cash flows from projected levels. We define contingent requirements to be any incremental or decremental requirements to expected requirement levels.

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

        The management of Constellation Energy conducted an evaluation of the effectiveness of Constellation Energy's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that Constellation Energy's internal control over financial reporting was effective as of December 31, 2010.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Constellation Energy's internal control over financial reporting as of December 31, 2010, as stated in their report on the next page.

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

        The management of BGE conducted an evaluation of the effectiveness of BGE's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that BGE's internal control over financial reporting was effective as of December 31, 2010.

        This annual report does not include an attestation report of BGE's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by BGE's independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Kenneth W. DeFontes, Jr. President and Chief Executive Officer	Carim V. Khouzami Chief Financial Officer and Treasurer

 REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Constellation Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Constellation Energy Group, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for and presenting variable interest entities. As discussed in Note 13 to the consolidated financial statements, in 2008 the Company changed its method of accounting for the measurement of fair value and classifying certain collateral balances.

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
March 1, 2011

To Board of Directors and Shareholder of Baltimore Gas and Electric Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Baltimore Gas and Electric Company and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for and presenting variable interest entities. As discussed in Note 13 to the consolidated financial statements, in 2008 the Company changed its method of accounting for the measurement of fair value.

PricewaterhouseCoopers LLP
Baltimore, Maryland
March 1, 2011

(This page has been left blank intentionally.)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2010	2009	2008

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$10,883.0	$12,024.3	$16,057.6
Regulated electric revenues	2,752.1	2,820.7	2,679.5
Regulated gas revenues	704.9	753.8	1,004.8

Total revenues	14,340.0	15,598.8	19,741.9
Expenses
Fuel and purchased energy expenses	10,001.7	11,013.1	15,521.3
Fuel and purchased energy expenses from affiliate	900.8	122.5	—
Operating expenses	1,691.1	2,228.0	2,378.8
Merger termination and strategic alternatives costs	—	145.8	1,204.4
Impairment losses and other costs	2,476.8	124.7	741.8
Workforce reduction costs	—	12.6	22.2
Depreciation, depletion, and amortization	517.6	589.1	583.2
Accretion of asset retirement obligations	1.9	62.3	68.4
Taxes other than income taxes	263.9	290.4	301.8

Total expenses	15,853.8	14,588.5	20,821.9
Equity Investment Earnings (Losses)	25.0	(6.1)	76.4
Gain on Sale of Interest in CENG	—	7,445.6	—
Net Gain (Loss) on Divestitures	245.8	(468.8)	25.5

(Loss) Income from Operations	(1,243.0)	7,981.0	(978.1)
Other Expenses	(76.7)	(140.7)	(69.5)
Fixed Charges
Interest expense	310.8	437.2	399.1
Interest capitalized and allowance for borrowed funds used during construction	(33.0)	(87.1)	(50.0)

Total fixed charges	277.8	350.1	349.1

(Loss) Income from Continuing Operations Before Income Taxes	(1,597.5)	7,490.2	(1,396.7)
Income Tax (Benefit) Expense	(665.7)	2,986.8	(78.3)

Net (Loss) Income	(931.8)	4,503.4	(1,318.4)
Net Income (Loss) Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	50.8	60.0	(4.0)

Net (Loss) Income Attributable to Common Stock	$(982.6)	$4,443.4	$(1,314.4)

Average Shares of Common Stock Outstanding—Basic	200.5	199.3	179.1
Average Shares of Common Stock Outstanding—Diluted	200.5	200.3	179.1

(Loss) Earnings Per Common Share—Basic	$(4.90)	$22.29	$(7.34)

(Loss) Earnings Per Common Share—Diluted	$(4.90)	$22.19	$(7.34)

Dividends Declared Per Common Share	$0.96	$0.96	$1.91

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2010	2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$2,028.5	$3,440.0
Accounts receivable (net of allowance for uncollectibles of $85.0 and $80.4, respectively)	2,059.2	1,778.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $87.9 and $80.2, respectively)	308.9	359.4
Income taxes receivable	152.7	—
Fuel stocks	361.1	314.9
Materials and supplies	104.3	93.3
Derivative assets	534.4	639.1
Unamortized energy contract assets (includes $400.9 and $371.3, respectively, related to CENG)	544.7	436.5
Restricted cash	52.0	2.7
Restricted cash—consolidated variable interest entities	52.3	24.3
Deferred income taxes	—	127.9
Other	254.5	244.4

Total current assets	6,452.6	7,460.7

Investments and Other Noncurrent Assets
Investment in CENG	2,991.1	5,222.9
Other investments	189.9	424.3
Regulatory assets (net)	374.1	414.4
Goodwill	77.0	25.5
Derivative assets	258.9	633.9
Unamortized energy contract assets (includes $— and $400.9, respectively, related to CENG)	109.8	604.7
Other	286.3	304.2

Total investments and other noncurrent assets	4,287.1	7,629.9

Property, Plant and Equipment
Nonregulated property, plant and equipment	6,387.2	5,784.6
Regulated property, plant and equipment	7,201.7	6,749.9
Accumulated depreciation	(4,310.1)	(4,080.7)

Net property, plant and equipment	9,278.8	8,453.8

Total Assets	$20,018.5	$23,544.4

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

 CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2010	2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$32.4	$46.0
Current portion of long-term debt	245.6	0.4
Current portion of long-term debt—consolidated variable interest entities	59.7	56.5
Accounts payable	1,072.6	916.3
Accounts payable—consolidated variable interest entities	189.8	234.2
Customer deposits and collateral	87.2	103.3
Derivative liabilities	622.3	632.6
Unamortized energy contract liabilities	130.5	390.1
Deferred income taxes	56.5	—
Accrued taxes	71.0	877.3
Accrued expenses	358.1	409.8
Other	351.5	374.2

Total current liabilities	3,277.2	4,040.7

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,489.8	3,205.5
Asset retirement obligations	32.3	29.3
Derivative liabilities	353.0	674.1
Unamortized energy contract liabilities	411.1	653.7
Defined benefit obligations	574.7	743.9
Deferred investment tax credits	27.6	32.0
Other	296.0	388.8

Total deferred credits and other noncurrent liabilities	4,184.5	5,727.3

Long-term Debt, Net of Current Portion	4,054.2	4,359.6
Long-term Debt, Net of Current Portion—consolidated variable interest entities	394.6	454.4
Equity
Common shareholders' equity	7,829.2	8,697.1
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	88.8	75.3

Total equity	8,108.0	8,962.4

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$20,018.5	$23,544.4

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2010	2009	2008

	(In millions)
Cash Flows From Operating Activities
Net (loss) income	$(931.8)	$4,503.4	$(1,318.4)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	517.6	589.1	583.2
Amortization of nuclear fuel	—	117.9	123.9
Amortization of energy contracts and derivatives designated as hedges	319.6	(138.4)	(256.3)
All other amortization	33.3	135.7	40.5
Accretion of asset retirement obligations	1.9	62.3	68.4
Deferred income taxes	(716.4)	1,846.9	(122.8)
Investment tax credit adjustments	(4.5)	(12.1)	(6.4)
Deferred fuel costs	67.4	68.9	52.0
Defined benefit obligation expense	99.5	85.3	99.6
Defined benefit obligation payments	(324.0)	(372.5)	(120.4)
Merger termination and strategic alternatives costs	—	128.2	541.8
Workforce reduction costs	—	12.6	22.2
Impairment losses and other costs	2,476.8	124.7	741.8
Impairment losses on nuclear decommissioning trust assets	—	62.6	165.0
Gain on sale of 49.99% membership interest in CENG	—	(7,445.6)	—
(Gain) loss on divestitures	(245.8)	468.8	(38.1)
Gains on termination of contracts	(76.8)	—	(73.1)
Accrual of BGE residential customer credit	—	112.4	—
Equity in earnings of affiliates less than dividends received	14.1	15.5	6.3
Derivative contracts classified as financing activities	186.0	1,138.3	(107.2)
Changes in working capital
Accounts receivable, excluding margin	(236.5)	543.3	606.7
Derivative assets and liabilities, excluding collateral	449.9	425.3	(757.9)
Net collateral and margin	44.2	1,522.8	(960.3)
Materials, supplies, and fuel stocks	0.1	220.6	(33.5)
Other current assets	(150.0)	217.2	(95.4)
Accounts payable and accrued liabilities	80.0	(1,105.0)	(225.8)
Liability for unrecognized tax benefits	(66.6)	102.1	79.7
Accrued taxes and other current liabilities	(1,028.4)	788.8	(238.1)
Other	1.7	171.7	(38.5)

Net cash provided by (used in) operating activities	511.3	4,390.8	(1,261.1)

Cash Flows From Investing Activities
Investments in property, plant and equipment	(995.6)	(1,529.7)	(1,934.1)
Asset acquisitions and business combinations, net of cash acquired	(445.8)	(41.1)	(315.3)
Investments in nuclear decommissioning trust fund securities	—	(385.2)	(440.6)
Proceeds from nuclear decommissioning trust fund securities	—	366.5	421.9
Investments in joint ventures	—	(201.6)	—
Proceeds from sale of 49.99% membership interest in CENG	—	3,528.7	—
Proceeds from sales of investments and other assets	244.0	88.3	446.3
Proceeds from investment tax credits and grants related to renewable energy investments	56.5	—	—
Contract and portfolio acquisitions	(208.3)	(2,153.7)	—
(Increase) decrease in restricted funds	(60.3)	1,003.3	(942.8)
Other	(35.7)	0.1	21.7

Net cash (used in) provided by investing activities	(1,445.2)	675.6	(2,742.9)

Cash Flows From Financing Activities
Net (maturity) issuance of short-term borrowings	(13.6)	(809.7)	813.7
Proceeds from issuance of common stock	14.0	33.9	17.6
Proceeds from issuance of long-term debt	550.0	136.1	3,211.4
Common stock dividends paid	(183.3)	(228.0)	(336.3)
Reacquisition of common stock	—	—	(16.2)
BGE preference stock dividends paid	(13.2)	(13.2)	(13.2)
Proceeds from contract and portfolio acquisitions	52.2	2,263.1	—
Repayment of long-term debt	(664.5)	(1,986.8)	(577.4)
Derivative contracts classified as financing activities	(186.0)	(1,138.3)	107.2
Debt and credit facility costs	(32.8)	(98.4)	(104.8)
Other	(0.4)	12.7	8.3

Net cash (used in) provided by financing activities	(477.6)	(1,828.6)	3,110.3

Net (Decrease) Increase in Cash and Cash Equivalents	(1,411.5)	3,237.8	(893.7)
Cash and Cash Equivalents at Beginning of Year	3,440.0	202.2	1,095.9

Cash and Cash Equivalents at End of Year	$2,028.5	$3,440.0	$202.2

Other Cash Flow Information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$289.5	$369.5	$341.4
Income taxes	$1,044.2	$57.1	$119.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENISVE INCOME (LOSS)

Constellation Energy Group, Inc. and Subsidiaries

				Accumulated Other Comprehensive Loss
Years Ended December 31, 2010, 2009, and 2008	Common Stock		Retained Earnings		Noncontrolling Interests	Total Amount
	Shares	Amount

	(Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 2007	178,437	$2,513.3	$3,919.5	$(1,092.6)	$209.2	$5,549.4
Increase in noncontrolling interests from consolidation of a VIE					18.1	18.1
Comprehensive Loss
Net loss			(1,314.4)		(4.0)	(1,318.4)
Other comprehensive loss
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(120.2)				200.6		200.6
Net unrealized loss on hedging instruments, net of taxes of $561.6				(875.3)		(875.3)
Available-for-sale securities:
Reclassification of net losses on securities from OCI to net income, net of taxes of $(79.1)				81.7		81.7
Net unrealized losses on securities, net of taxes of $189.8				(197.5)		(197.5)
Defined benefit plans:
Prior service cost arising during period, net of taxes of $4.9				(7.2)		(7.2)
Net loss arising during period, net of taxes of $229.2				(339.9)		(339.9)
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(14.9)				21.3		21.3
Net unrealized loss on foreign currency translation, net of taxes of $0.1				(3.1)		(3.1)
Other				0.2		0.2

Total Comprehensive Loss			(1,314.4)	(1,119.2)	(4.0)	(2,437.6)
Effect of adoption of fair value measurement accounting standard			0.9			0.9
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($1.91 per share)			(341.3)			(341.3)
Common stock issued and share-based awards *	21,406	667.3	(35.8)			631.5
Common stock purchased	(200)	(16.1)				(16.1)
Common stock purchased and retired	(514)	—				—
Other			(0.2)			(0.2)

Balance at December 31, 2008	199,129	3,164.5	2,228.7	(2,211.8)	210.1	3,391.5
Contribution from noncontrolling interest					8.0	8.0
Other noncontrolling interest activity					0.4	0.4
Comprehensive Income
Net income			4,443.4		60.0	4,503.4
Other comprehensive income
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(898.5)				1,499.4		1,499.4
Net unrealized loss on hedging instruments, net of taxes of $251.2				(474.7)		(474.7)
Available-for-sale securities:
Reclassification of net losses on securities from OCI to net income, net of taxes of $(24.6)				25.4		25.4
Net unrealized gains on securities, net of taxes of $(78.2)				77.7		77.7
Defined benefit plans:
Prior service cost arising during period, net of taxes of $1.0				(1.5)		(1.5)
Net gains arising during period, net of taxes of $(23.9)				26.9		26.9
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(19.8)				30.3		30.3
Deconsolidation of CENG joint venture:
Net unrealized gains on nuclear decommissioning trust funds, net of taxes of $125.3				(125.3)		(125.3)
Net unrealized losses on defined benefit plans, net of taxes of $(94.6)				138.0		138.0
Net unrealized gains on foreign currency translation, net of taxes of $(2.7)				7.1		7.1
Other comprehensive income—equity investment in CENG, net of taxes of $(11.7)				12.9		12.9
Other comprehensive income related to other equity method investees, net of taxes of $(1.3)				2.1		2.1

Total Comprehensive Income			4,443.4	1,218.3	60.0	5,721.7
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($0.96 per share)			(192.2)			(192.2)
Common stock issued and share-based awards	1,856	65.1	(18.9)			46.2

Balance at December 31, 2009	200,985	3,229.6	6,461.0	(993.5)	265.3	8,962.4

*
Includes 19.9 million shares issued to MidAmerican Energy Holdings Company.

See Notes to Consolidated Financial Statements.

continued on next page

				Accumulated Other Comprehensive Loss
Years Ended December 31, 2010, 2009, and 2008	Common Stock		Retained Earnings		Noncontrolling Interests	Total Amount
	Shares	Amount

	(Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 2009	200,985	$3,229.6	$6,461.0	$(993.5)	$265.3	$8,962.4
Sale of noncontrolling interest					(17.6)	(17.6)
Distribution from noncontrolling interest					(6.3)	(6.3)
Other noncontrolling interest activity					(0.2)	(0.2)
Comprehensive Income (Loss)
Net (loss) income			(982.6)		50.8	(931.8)
Other comprehensive income (loss)
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(347.5)				582.4		582.4
Net unrealized loss on hedging instruments, net of taxes of $134.6				(233.2)		(233.2)
Available-for-sale securities:
Reclassification of net gains on securities from OCI to net income, net of taxes of $0.1				(0.1)		(0.1)
Net unrealized gains on securities, net of taxes of $(0.1)				0.1		0.1
Defined benefit plans:
Prior service cost arising during period, net of taxes of $(1.1)				1.6		1.6
Transition obligation arising during the period, net of taxes of $(0.2)				0.4		0.4
Net losses arising during period, net of taxes of $31.3				(56.6)		(56.6)
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(15.5)				22.7		22.7
Net unrealized losses on foreign currency translation, net of taxes of $2.2				(6.2)		(6.2)
Other comprehensive income—equity investment in CENG, net of taxes of $(14.1)				9.6		9.6
Other comprehensive loss related to other equity method investees, net of taxes of $0.3				(0.5)		(0.5)

Total Comprehensive Income (Loss)			(982.6)	320.2	50.8	(611.6)
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($0.96 per share)			(193.8)			(193.8)
Common stock issued and share-based awards	1,304	77.4	(13.8)			63.6
Common stock returned in connection with comprehensive agreement with EDF	(2,500)	(75.3)				(75.3)

Balance at December 31, 2010	199,789	$3,231.7	$5,270.8	$(673.3)	$278.8	$8,108.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2010	2009	2008

	(In millions)
Revenues
Electric revenues	$2,752.3	$2,820.7	$2,679.7
Gas revenues	709.4	758.3	1,024.0

Total revenues	3,461.7	3,579.0	3,703.7
Expenses
Operating expenses
Electricity purchased for resale	1,252.9	1,217.4	1,078.1
Electricity purchased for resale from affiliate	428.0	623.5	802.0
Gas purchased for resale	387.5	449.9	694.5
Operations and maintenance	484.5	433.7	428.2
Operations and maintenance from affiliate	121.6	126.2	109.6
Impairment losses and other costs	—	20.0	—
Workforce reduction costs	—	—	6.4
Depreciation and amortization	249.2	262.1	227.9
Taxes other than income taxes	183.8	177.8	174.5

Total expenses	3,107.5	3,310.6	3,521.2

Income from Operations	354.2	268.4	182.5
Other Income	20.8	25.4	29.6
Fixed Charges
Interest expense	135.8	143.6	144.2
Allowance for borrowed funds used during construction	(5.5)	(4.3)	(4.3)

Total fixed charges	130.3	139.3	139.9

Income Before Income Taxes	244.7	154.5	72.2
Income Taxes
Current	(202.0)	(119.8)	(18.2)
Deferred	300.2	184.7	40.2
Investment tax credit adjustments	(1.1)	(1.1)	(1.3)

Total income taxes	97.1	63.8	20.7

Net Income	147.6	90.7	51.5
Preference Stock Dividends	13.2	13.2	13.2

Net Income Attributable to Common Stock before Noncontrolling Interests	134.4	77.5	38.3
Net Loss Attributable to Noncontrolling Interests	—	7.3	—

Net Income Attributable to Common Stock	$134.4	$84.8	$38.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2010	2009

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$50.0	$13.6
Accounts receivable (net of allowance for uncollectibles of $34.9 and $46.2, respectively)	351.4	311.7
Accounts receivable, unbilled (net of allowance for uncollectibles of $1.0 and $1.0, respectively)	268.8	252.7
Investment in cash pool, affiliated company	—	314.7
Accounts receivable, affiliated companies	1.1	15.4
Income taxes receivable, net	55.9	—
Fuel stocks	66.5	73.8
Materials and supplies	31.2	31.9
Prepaid taxes other than income taxes	51.7	49.5
Regulatory assets (net)	78.7	72.5
Restricted cash—consolidated variable interest entity	29.5	24.3
Deferred income taxes	—	11.2
Other	9.5	11.3

Total current assets	994.3	1,182.6

Investments and Other Assets
Regulatory assets (net)	374.1	414.4
Receivable, affiliated company	494.3	326.2
Other	52.2	98.2

Total investments and other assets	920.6	838.8

Utility Plant
Plant in service
Electric	5,127.9	4,772.4
Gas	1,323.0	1,260.6
Common	507.8	499.0

Total plant in service	6,958.7	6,532.0
Accumulated depreciation	(2,449.3)	(2,318.2)

Net plant in service	4,509.4	4,213.8
Construction work in progress	232.9	215.5
Plant held for future use	10.1	2.4

Net utility plant	4,752.4	4,431.7

Total Assets	$6,667.3	$6,453.1

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

 CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2010	2009

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$46.0
Current portion of long-term debt	22.0	—
Current portion of long-term debt—consolidated variable interest entity	59.7	56.5
Accounts payable	252.9	166.0
Accounts payable, affiliated companies	84.9	98.3
Customer deposits	78.9	76.0
Deferred income taxes	30.1	—
Accrued taxes	19.0	80.2
Residential customer rate credit	—	112.4
Liability for uncertain tax positions	62.8	—
Accrued expenses and other	99.7	96.1

Total current liabilities	710.0	731.5

Deferred Credits and Other Liabilities
Deferred income taxes	1,354.9	1,087.6
Payable, affiliated company	250.8	243.4
Deferred investment tax credits	8.4	9.5
Liability for uncertain tax positions	—	73.3
Other	20.1	20.0

Total deferred credits and other liabilities	1,634.2	1,433.8

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	454.4	510.9
Other long-term debt	1,431.5	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(2.0)	(2.2)
Current portion of long-term debt	(22.0)	—
Current portion of long-term debt—consolidated variable interest entity	(59.7)	(56.5)

Total long-term debt	2,059.9	2,141.4

Equity
Common shareholder's equity	2,073.2	1,938.8
Preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interest	—	17.6

Total equity	2,263.2	2,146.4

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$6,667.3	$6,453.1

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2010	2009	2008

	(In millions)
Cash Flows From Operating Activities
Net income	$147.6	$90.7	$51.5
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	249.2	262.1	227.9
Other amortization	5.2	9.2	13.2
Deferred income taxes	300.2	184.7	40.2
Investment tax credit adjustments	(1.1)	(1.1)	(1.3)
Deferred fuel costs	67.4	68.9	52.0
Defined benefit plan expenses	36.0	32.7	30.6
Allowance for equity funds used during construction	(10.5)	(8.2)	(8.0)
Accrual of residential customer rate credit	—	112.4	—
Impairment losses and other costs	—	20.0	—
Workforce reduction costs	—	—	6.4
Changes in:
Accounts receivable	(57.6)	(5.1)	(33.1)
Accounts receivable, affiliated companies	14.3	(11.1)	(0.1)
Materials, supplies, and fuel stocks	8.0	76.4	(40.6)
Income taxes receivable, net	(55.9)	—	—
Other current assets	(6.6)	(10.2)	(4.5)
Accounts payable	87.5	(65.0)	48.6
Accounts payable, affiliated companies	(13.4)	1.3	(67.5)
Other current liabilities	(121.5)	62.7	(11.4)
Long-term receivables and payables, affiliated companies	(200.8)	(197.8)	(45.7)
Regulatory assets, net	(64.3)	(44.4)	(18.7)
Other	(64.9)	67.6	(10.4)

Net cash provided by operating activities	318.8	645.8	229.1

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(496.8)	(372.6)	(426.4)
Change in cash pool at parent	314.7	(165.9)	(70.4)
Proceeds from sales of investments and other assets	20.9	—	12.9
(Increase) decrease in restricted funds	(5.2)	(0.6)	15.5

Net cash used in investing activities	(166.4)	(539.1)	(468.4)

Cash Flows From Financing Activities
Net (repayment) issuance of short-term borrowings	(46.0)	(324.0)	370.0
Proceeds from issuance of long-term debt	—	—	400.0
Repayment of long-term debt	(56.5)	(90.0)	(350.0)
Debt issuance costs	(0.3)	(0.5)	(2.7)
Contribution from noncontrolling interest	—	8.0	—
Preference stock dividends paid	(13.2)	(13.2)	(13.2)
Contribution from (distribution to) parent	—	315.9	(171.7)

Net cash (used in) provided by financing activities	(116.0)	(103.8)	232.4

Net Increase (Decrease) in Cash and Cash Equivalents	36.4	2.9	(6.9)
Cash and Cash Equivalents at Beginning of Year	13.6	10.7	17.6

Cash and Cash Equivalents at End of Year	$50.0	$13.6	$10.7

Other Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$127.9	$136.9	$126.6
Income taxes	$(76.0)	$(250.9)	$(5.1)

See Notes to Consolidated Financial Statements

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Notes to Consolidated Financial Statements

1 Significant Accounting Policies

Nature of Our Business

Constellation Energy Group, Inc. (Constellation Energy) is an energy company that conducts its business through various subsidiaries organized around three business segments: a generation business (Generation), a customer supply business (NewEnergy), and Baltimore Gas and Electric Company (BGE). Our Generation and NewEnergy businesses are competitive providers of energy solutions for a variety of customers. BGE is a regulated electric transmission and distribution utility company and a regulated gas distribution utility company with a service territory that covers the City of Baltimore and all or part of ten counties in central Maryland. We describe our operating segments in Note 3.

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

The Equity Method

We usually use the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies where we hold a significant influence, which generally approximates a 20% to 50% voting interest. Under the equity method, we report:

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

Sale of Subsidiary Ownership Interests

We may sell portions of our ownership interests in a subsidiary's stock. Through 2008, we recorded gains or losses on such sales in our Consolidated Statements of Income (Loss), as a component of non-operating income. Beginning in 2009, we treat sales of subsidiary stock as an equity transaction and do not recognize any gains or losses on the transaction as long as we retain a controlling financial interest.

        When we sell ownership interests in our subsidiaries and do not retain a controlling financial interest, we deconsolidate that subsidiary. Upon deconsolidation, we recognize a gain or loss for the difference between the sum of the fair value of any consideration received and the fair value of our retained investment and the carrying amount of the former subsidiary's assets and liabilities.

        On November 6, 2009, we completed the sale of a 49.99% membership interest in Constellation Energy Nuclear Group LLC and affiliates (CENG), our nuclear generation and operation business, to EDF Group and affiliates (EDF). As a result, we ceased to have a controlling financial interest in CENG and deconsolidated CENG at that time. We account for our retained interest in CENG using the equity method. See Note 2 for the gain recognized in 2009 on our sale of a 49.99% interest in CENG to EDF.

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

Reclassifications

In accordance with the presentation requirements for consolidated VIEs, which we adopted on January 1, 2010, we have separately presented the following material assets and liabilities of these VIEs on our, and/or BGE's, Consolidated Balance Sheets:

  •
  "Accounts receivable—consolidated variable interest entities,"
  •
  "Restricted cash—consolidated variable interest entities,"
  •
  "Current portion of long-term debt—consolidated variable interest entities,"
  •
  "Accounts payable—consolidated variable interest entities," and
  •
  "Long-term Debt, Net of Current Portion—consolidated variable interest entities."

        We discuss our adoption of the reporting requirements for consolidated variable interest entities later in this Note.

        We have also reclassified certain prior-period amounts:

  •
  We have separately presented "Fuel and purchased energy expenses from affiliate" that was previously reported within "Fuel and purchased energy expenses" on our Consolidated Statements of Income (Loss).
  •
  We have separately presented "Accounts Payable" that was previously reported within "Accounts Payable and Accrued Liabilities" on our Consolidated Balance Sheets.
  •
  We have separately presented "Regulatory assets, net" that was previously reported within "Other" on BGE's Consolidated Statements of Cash Flows.

Revenues

Sources of Revenue

We earn revenues from the following primary business activities:

  •
  sale of energy and energy-related products, including electricity, natural gas, and other commodities, in nonregulated markets;
  •
  sale and delivery of electricity and natural gas to customers of BGE;
  •
  trading energy and energy-related commodities; and,
  •
  providing other energy-related nonregulated products and services.

        We report BGE's revenues from the sale and delivery of electricity and natural gas to its customers as "Regulated electric revenues" and "Regulated gas revenues" in our Consolidated Statements of Income (Loss). We report all other revenues as "Nonregulated revenues."

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

Regulated Electric

BGE provides market-based standard offer electric service to its residential, commercial, and industrial customers. BGE charges these customers standard offer service (SOS) rates that are designed to recover BGE's wholesale power supply costs and include an administrative fee consisting of a shareholder return component and an incremental cost component. Pursuant to Senate Bill 1, the energy legislation enacted in Maryland in June 2006, BGE suspended collection of the shareholder return component of the administrative fee for residential SOS service beginning January 1, 2007 for a 10-year period. However, under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, BGE reinstated collection of the residential return component of the SOS administration charge and began providing all residential electric customers a credit for the return component of the administrative charge. As part of the 2008 Maryland settlement agreement, which is discussed in more detail in Note 2, BGE resumed collection of the shareholder return portion of the residential standard offer service administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to all residential electric customers. Starting June 1, 2010, BGE is providing all residential electric customers a credit for the residential return component of the administrative charge, which will continue through December 2016.

        As part of the October 30, 2009 order from the Maryland PSC approving our transaction with EDF, BGE was permitted to file an electric distribution rate case at any time beginning in January 2010 and could not file a subsequent electric distribution rate case until January 2011. Any rate increase in the first electric distribution rate case was capped at 5%.

        In May 2010, BGE filed an electric and gas distribution rate case with the Maryland PSC and the Maryland PSC issued an abbreviated order in December 2010. The order authorizes BGE to increase electric distribution rates by $31.0 million and was based on an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio.

        BGE defers the difference between certain of its actual costs related to the electric commodity and what it collects from customers under the commodity charge portion of SOS rates in a given period. BGE either bills or refunds its customers the difference in the future.

Regulated Gas

BGE charges its gas customers for the natural gas they purchase from BGE using "gas cost adjustment clauses." Under these clauses, BGE defers the difference between certain of its actual costs related to the gas commodity and what it collects from customers under the commodity charge in a given period for evaluation under a market-based rates incentive mechanism. For each period subject to that mechanism, BGE compares its actual cost of gas to a market index (a measure of the market price of gas for that period) and shares the difference equally between shareholders and customers through an adjustment to the price of gas service in future periods. This sharing mechanism excludes fixed-price contracts which the Maryland PSC requires BGE to procure for at least 10%, but not more than 20%, of forecasted system supply requirements for the November through March period. As a condition to the October 30, 2009 order from the Maryland PSC approving our transaction with EDF, BGE was permitted to file a gas distribution case at any time beginning in January 2010 and could not file a subsequent gas distribution rate case until January 2011.

        In May 2010, BGE filed an electric and gas distribution rate case with the Maryland PSC and the Maryland PSC issued an abbreviated order in December 2010. The order authorizes BGE to increase gas distribution rates by $9.8 million and was based on a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio.

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

        However, we also use mark-to-market accounting rather than accrual accounting for recognizing revenue on our competitive retail gas customer supply activities, our fixed quantity competitive retail power customer supply activities for new transactions closed after June 30, 2010, which are managed using economic hedges that we have not designated as cash-flow hedges so as to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible, and other physical commodity derivatives if we have not designated those contracts as NPNS.

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

Mark-to-Market Accounting

We record revenues using the mark-to-market method of accounting for transactions under derivative contracts for which we are not permitted, or do not elect, to use accrual accounting or hedge accounting. These mark-to-market transactions primarily relate to our risk management and trading activities, our competitive retail gas customer supply activities, and economic hedges of other accrual activities. Mark-to-market revenues include:

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

Regulated Electric

BGE provides market-based standard offer electric service to its residential, commercial, and industrial customers. BGE charges these customers SOS rates that are designed to recover BGE's wholesale power supply costs and include an administrative fee consisting of a shareholder return component and an incremental cost component. Starting June 1, 2010, BGE is providing all residential electric customers a credit for the residential return component of the administrative charge, which will continue through December 2016.

        BGE defers the difference between certain of its actual costs related to the electric commodity and what it collects from customers under the commodity charge portion of SOS rates in a given period. BGE either bills or refunds its customers the difference in the future and includes amortization of the deferred amounts in fuel and purchased energy expense. Therefore, BGE does not earn a profit on the cost of fuel and purchased energy because its expense approximates the amount of the related commodity charge included in revenues for the period, reflecting actual costs adjusted for the effects of the regulatory deferral mechanism.

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

Mark-to-Market Accounting

We record fuel and purchased energy expenses using the mark-to-market method of accounting for transactions under derivative contracts for which we are not permitted, or do not elect, to use accrual accounting or hedge accounting in order to match the earnings impacts of those activities to the greatest extent permissible. These mark-to-market transactions relate to our physical international coal purchase contracts in 2009 and 2008. Mark-to-market costs include:

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

Derivatives and Hedging Activities

We engage in electricity, natural gas, coal, emission allowances, and other commodity marketing and risk management activities as part of our NewEnergy business. In order to manage our exposure to commodity price fluctuations, we enter into energy and energy-related derivative contracts traded in the over-the-counter markets or on exchanges. These contracts include:

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

Selection of Accounting Treatment

We account for derivative instruments and hedging activities in accordance with several possible accounting treatments that meet all of the requirements of the accounting standard. Mark-to-market is the default accounting treatment for all derivatives unless they qualify, and we specifically designate them, for one of the other accounting treatments. Derivatives designated for any of the other elective accounting treatments must meet specific, restrictive criteria, both at the time of designation and on an ongoing basis.

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

Fair value hedge	• Derivative asset or liability recorded at fair value	• Changes in fair value recognized in earnings
	• Book value of hedged asset or liability adjusted for changes in its fair value	• Changes in fair value of hedged asset or liability recognized in earnings

NPNS (accrual)	• Fair value not recorded • Accounts receivable or accounts payable recorded when derivative settles	• Changes in fair value not recognized in earnings • Revenue or expense recognized in earnings when underlying physical commodity is sold or consumed

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

Cash Flow Hedge

We generally elect cash flow hedge accounting for most of the derivatives that we use to hedge market price risk for our physical energy delivery (Generation and NewEnergy businesses) activities because cash flow hedge accounting more closely aligns the timing of earnings recognition, cash flows, and the underlying business activities. We only use fair value hedge accounting on a limited basis.

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

Credit Risk

Credit risk is the loss that may result from counterparty non-performance. We are exposed to credit risk, primarily through our NewEnergy business. We use credit policies to manage our credit risk, including utilizing an established credit approval process, daily monitoring of counterparty limits, employing credit mitigation measures such as margin, collateral (cash or letters of credit) or prepayment arrangements, and using master netting agreements. We measure credit risk as the replacement cost for open energy commodity and derivative positions (both mark-to-market and accrual) plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, less any unrealized losses where we have a legally enforceable right of setoff.

        Electric and gas utilities, municipalities, cooperatives, generation owners, coal producers, and energy marketers comprise the majority of counterparties underlying our assets from our wholesale marketing and risk management activities. We held cash collateral from these counterparties totaling $28.8 million as of December 31, 2010 and $95.2 million as of December 31, 2009. These amounts are included in "Customer deposits and collateral" in our Consolidated Balance Sheets.

        We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. As of December 31, 2010, two counterparties, CENG and a large power cooperative, comprise total exposure concentrations of 25%. No counterparties based in a single country other than the United States in aggregate comprise more than 10% of the total exposure of the portfolio.

Equity Investment (Losses) Earnings

We include equity in earnings from our investments in qualifying facilities and power projects, joint ventures, and Constellation Energy Partners LLC (CEP) in "Equity Investment (Losses) Earnings" in our Consolidated Statements of Income (Loss) in the period they are earned. "Equity Investment (Losses) Earnings" also includes any adjustments to amortize the difference, if any, except for goodwill and land, between our cost in an equity method investment and our underlying equity in net assets of the investee at the date of investment.

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

Tax Credits

We defer the investment tax credits associated with our regulated business, assets previously held by our regulated business, and any investment tax credits that are convertible to cash grants in our Consolidated Balance Sheets. The investment tax credits that are convertible to cash grants are recorded as a reduction to the carrying value of the underlying property and subsequently amortized evenly to earnings over the life of each underlying property. We reduce current income tax expense in our Consolidated Statements of Income (Loss) for any investment tax credits that are not convertible to cash grants and other tax credits associated with our nonregulated businesses.

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

Interest and Penalties

We recognize interest and penalties related to tax underpayments, assessments, and unrecognized tax benefits in "Income tax expense (benefit)" in our Consolidated Statements of Income (Loss).

Unrecognized Tax Benefits

We recognize in our financial statements the effects of uncertain tax positions if we believe that these positions are "more-likely-than-not" to be realized. We establish liabilities to reflect the portion of those positions we cannot conclude are "more-likely-than-not" to be realized upon ultimate settlement. These are referred to as liabilities for unrecognized tax benefits.

        We discuss our unrecognized tax benefits in more detail in Note 10.

State and Local Taxes

State and local income taxes are included in "Income tax expense (benefit)" in our Consolidated Statements of Income (Loss).

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

Statements of Income (Loss). The taxes, surcharges, or fees that are included in revenues were as follows:

Year Ended December 31,	2010	2009	2008

	(In millions)
Constellation Energy (including BGE)	$122.2	$106.8	$111.7
BGE	81.9	76.8	73.2

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

        Our dilutive common stock equivalent shares primarily consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares as follows:

Year Ended December 31,	2010	2009	2008

	(In millions)
Non-dilutive stock options	5.6	5.1	2.6
Dilutive common stock equivalent shares	1.6	1.0	5.5

As a result of the Company incurring a loss for the years ended December 31, 2010 and December 31, 2008, diluted common stock equivalent shares were not included in calculating diluted EPS for those reporting periods.

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

        We recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Equity-based compensation awards include stock options, restricted stock, and any other share-based payments. We recognize compensation cost over the period during which an employee is required to provide service in exchange for the award, which is typically a one to five-year period. We use a forfeiture assumption based on historical experience to estimate the number of awards that are expected to vest during the service period, and ultimately true-up the estimated expense to the actual expense associated with vested awards. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model and we remeasure the fair value of liability awards each reporting period. We do not capitalize any portion of our stock-based compensation.

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

Restricted Cash

At December 31, 2010, our restricted cash primarily included cash at one of our consolidated variable interest entities, cash held in escrow for the acquisition of the Boston Generating fleet of generating plants, and BGE's funds restricted for the repayment of the rate stabilization bonds. At December 31, 2009, restricted cash also included proceeds from financing for the acquisition, construction, installation and equipping of certain sewage and solid waste disposal facilities at our Brandon Shores coal-fired generating plant in Maryland.

        As of December 31, 2010 and 2009, BGE's restricted cash primarily represented funds restricted at its consolidated variable interest entity for the repayment of the rate stabilization bonds. We discuss the rate stabilization bonds in more detail in Note 9.

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

        We include any unrealized gains (losses) on our available-for-sale securities in "Accumulated other comprehensive loss" in our Consolidated Statements of Common Shareholders' Equity and Comprehensive Income (Loss).

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

        We determine if long-lived assets and proved gas properties are impaired by comparing their undiscounted expected future cash flows to their carrying amount in our accounting records. Cash flows for long-lived assets are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Undiscounted expected future cash flows for proved gas properties include risk-adjusted probable and possible reserves.

        We record an impairment loss if the undiscounted expected future cash flows are less than the carrying amount of the asset. The amount of the impairment loss we record equals the difference between the estimated fair value of the asset and its carrying amount in our accounting records.

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

Investments

We evaluate our equity method and cost method investments (for example, CENG, CEP and partnerships that own power projects) to determine whether or not they are impaired. The standard for determining whether an impairment must be recorded is whether the investment has experienced an "other than a temporary" decline in value.

        Additionally, if the projects in which we hold these investments recognize an impairment, we would record our proportionate share of that impairment loss and would evaluate our investment for an other than temporary decline in value.

        We continuously monitor issues that potentially could impact future profitability of our equity method investments that own coal, hydroelectric, fuel processing projects, as well as our equity investments in our nuclear joint venture and CEP. These issues include environmental and legislative initiatives.

Debt and Equity Securities

We determine whether a decline in fair value of a debt or equity investment below book value is other than temporary. If we determine that the decline in fair value is other than temporary, we write-down the cost basis of the investment to fair value as a new cost basis.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price of an acquired business over the fair value of the net assets acquired. We do not amortize goodwill. We evaluate goodwill for impairment at least annually or more frequently if events and circumstances indicate the business might be impaired. Goodwill is impaired if the carrying value of the business exceeds fair value. Annually, we estimate the fair value of our businesses using techniques similar to those used to estimate future cash flows for long-lived assets as previously discussed. If the estimated fair value of the business is less than its carrying value, an impairment loss is required to be recognized to the extent that the carrying value of goodwill is greater than its fair value. We amortize intangible assets with finite lives. We discuss the changes in our goodwill and intangible assets in more detail in Note 5.

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

        We own an undivided interest in the Keystone and Conemaugh electric generating plants in Western Pennsylvania, as well as in the Conemaugh substation and transmission line that transports the plants' output to the joint owners' service territories. Our ownership interests in these plants are 20.99% in Keystone and 10.56% in Conemaugh. These ownership interests represented a net investment of $338.0 million at December 31, 2010 and $339.6 million at December 31, 2009. Each owner is responsible for financing its proportionate share of the plants' working funds. Working funds are used for operating expenses and capital expenditures. Operating expenses related to these plants are included in "Operating expenses" in our Consolidated Statements of Income (Loss). Capital costs related to these plants are included in "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets.

        The "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets includes nonregulated generation construction work in progress of $70.9 million at December 31, 2010 and $685.1 million at December 31, 2009.

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

Depreciation and Depletion Expense

We compute depreciation for our generating, electric transmission and distribution, and gas distribution facilities. We compute depletion for our oil and gas exploitation and production activities. Depreciation and depletion are determined using the following methods:

  •
  the group straight-line method using rates averaging approximately 2.9% per year for our generating assets,
  •
  the group straight-line method, approved by the Maryland PSC, applied to the average investment, adjusted for anticipated costs of removal less salvage, in classes of depreciable property based on an average rate of approximately 3.2% per year for our regulated business, or
  •
  the units-of-production method over the remaining life of the estimated proved reserves at the field level for acquisition costs and over the remaining life of proved developed reserves at the field level for development costs. The estimates for gas reserves are based on internal calculations.

        Other assets are depreciated primarily using the straight-line method and the following estimated useful lives:

Asset	Estimated Useful Lives

Building and improvements	5 - 50 years
Office equipment and furniture	3 - 20 years
Transportation equipment	5 - 15 years
Computer software	3 - 10 years

Amortization Expense

Amortization is an accounting process of reducing an asset amount in our Consolidated Balance Sheets over a period of time that approximates the asset's useful life. When we reduce amounts in our Consolidated Balance Sheets, we record amortization expense in our Consolidated Statements of Income (Loss). We discuss the types of assets that we amortize and the periods over which we amortize them in more detail in Note 5.

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

        The AFC rates for the period January 1, 2010 through December 3, 2010 were 9.40% for electric distribution plant, 8.47% for electric transmission plant, 8.49% for gas plant, and 9.08% for common plant. The AFC rates for the period December 4, 2010 through December 31, 2010 were 8.06% for electric distribution plant, 8.47% for electric transmission plant, 7.90% for gas plant, and 8.07% for common plant. BGE compounds AFC annually.

Long-Term Debt and Credit Facilities

We defer all costs related to the issuance of long-term debt and credit facilities. These costs include underwriters' commissions, discounts or premiums, other costs such as external legal, accounting, and regulatory fees, and printing costs. We amortize costs related to long-term debt into interest expense over the life of the debt. We amortize costs related to credit facilities to other (expenses) income over the terms of the facilities.

        In addition to the fees that are paid upfront for credit facilities, we also incur ongoing fees related to these facilities. We record the ongoing fees in other (expense) income, and we record interest incurred on cash draws in interest expense.

        When BGE incurs gains or losses on debt that it retires prior to maturity, it amortizes those gains or losses over the remaining original life of the debt in accordance with regulatory requirements.

Accounting Standards Adopted

Accounting for Variable Interest Entities

In June 2009, the FASB amended the accounting, presentation, and disclosure guidance related to variable interest entities.

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

        We adopted this guidance on January 1, 2010 and, as a result of our assessment and implementation of the new requirements, our accounting and disclosures related to VIEs were impacted as follows:

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

        We discuss our investments in variable interest entities in more detail in Note 4.

Noncontrolling Interests in Consolidated Financial Statements

Effective January 1, 2009, we adopted guidance relating to the accounting and reporting of noncontrolling interests in consolidated financial statements. We presented and disclosed our noncontrolling interests in our Consolidated Financial Statements, and we accounted for the 2009 sale of a 49.99% membership interest in CENG to EDF by deconsolidating CENG, measuring our retained interest at fair value, and recognizing a gain at closing. We discuss this transaction in more detail in Note 2.

2 Other Events

2010 Events

	Pre-Tax	After-Tax

	(In millions)
Impairment losses and other costs	$(2,476.8)	$(1,487.1)
International coal contract dispute settlement	56.6	35.4
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits		(8.8)
Amortization of basis difference in CENG	(195.2)	(117.5)
Loss on early retirement of 2012 Notes	(51.6)	(30.9)
Impact of power purchase agreement with CENG	(185.6)	(113.3)
Gain on divestitures	240.0	146.0

Total other items	$(2,612.6)	$(1,576.2)

Impairment Losses and Other Costs

Impairment Evaluations

We discuss our policy for evaluation of assets for impairment and other than temporary declines in value in Note 1. We perform impairment evaluations for our long-lived assets, equity method and cost method investments, and goodwill when events occur that indicate that the potential for an impairment exists.

        During the third quarter of 2010, the following events resulted in the need for us to perform impairment evaluations of our equity method investments as well as the power plants we own:

  •
  commodity prices declined substantially,
  •
  there was a decrease in certainty around the timing and extent of environmental legislation,
  •
  we completed a process that led us to reject the terms and conditions of a Department of Energy (DOE) loan guarantee related to the development of a new nuclear power plant, and
  •
  with respect to our investments in UNE and CENG, certain contractual issues with our partner remained unresolved as of the end of the third quarter of 2010.

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

CENG

As of September 30, 2010, the estimated fair value of our investment in CENG was $2.9 billion, which was lower than its carrying value of $5.2 billion. The carrying value of our investment reflected fair value as of the November 9, 2009 closing of EDF's investment in CENG. At that time, we were required to deconsolidate CENG and record our retained investment at fair value. We describe this transaction in more detail in Note 16.

        There is no active market for the ownership interests in CENG or comparable entities that solely own and operate nuclear power plants. Therefore, we were required to exercise significant judgment in estimating the fair value of our investment based upon information that a market participant would consider. We believe our estimate incorporates the best data available as of September 30, 2010 for each input, which we describe below. However, the resulting fair value amount remains an estimate and is subject to change in the future based upon changes in any of the inputs or the underlying operating, market, and economic conditions we considered.

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

        Upon completion of our evaluation, we determined that the fair value of our investment in CENG had declined by approximately $2.3 billion on a pre-tax basis as of September 30, 2010. The decline in fair value is primarily attributable to the following factors:

  •
  significant declines in power prices, particularly in the third quarter of 2010,

  •
  decreases in the market price of natural gas that adversely impact the level of and potential for recovery in power prices in the near term,
  •
  uncertainty regarding the timing and provisions of carbon and other potential environmental legislation negatively impacting estimated future power prices, and
  •
  an increase in the discount rate reflecting higher risk-adjusted required returns for nuclear power plants.

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

UNE

As of September 30, 2010, the estimated fair value of our investment in UNE was zero as compared to its carrying value of $143.4 million.

        Prior to the third quarter of 2010, we believed that we would recover our investment in UNE through the development and operation of a new nuclear power plant. However, during the third quarter of 2010, several factors led to a decline in the fair value of our investment, including:

  •
  economics of nuclear baseload generation had deteriorated substantially for reasons described above for CENG, and
  •
  we were unable to negotiate acceptable loan guarantee terms, culminating a process that led us to reject the DOE loan guarantee due to an uneconomic level of costs.

        As a result of evaluating these factors, we determined that, as of September 30, 2010, we would not be able to recover the value of our investment. Our determination was based primarily on market-related factors that indicated that a market participant would assign little or no value to this entity due to the absence of a DOE loan guarantee.

        We also evaluated whether this decline in fair value was temporary. Based upon the nature of the factors leading to the decline, we determined, at September 30, 2010, that it was unlikely that these matters would be resolved in the near term in a way that would permit recovery in the fair value of our investment. Therefore, we concluded that the decline in the value of our investment in UNE was other than temporary, and we recorded a $143.4 million pre-tax impairment charge during the quarter ended September 30, 2010 to write-down our investment to estimated fair value as of that date. We recorded this charge in "Impairment losses and other costs" in our Consolidated Statements of Income (Loss).

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

        Additionally, as a result of a sale of an ownership interest by our partner in the fourth quarter of 2010, we recorded an $8.4 million pre-tax impairment charge on one other equity method investment in California at December 31, 2010. We recorded these charges in the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss).

Generating Plants

We evaluated the impact of the events that occurred during the third quarter of 2010 on the recoverability of our generating plants. As discussed in Note 1, we evaluated whether these plants would generate undiscounted cash flows from operations that are at least sufficient to recover the carrying value of our investment. Based upon our consideration of these events, the primary impact of which is a reduction in power prices, and the status of the generating plants' activities, we determined that our generating plants were not impaired as of September 30, or December 31, 2010.

Goodwill

We performed our annual impairment review in the quarter ended September 30, 2010 and determined that our goodwill is not impaired.

International Coal Contract Dispute Settlement

During 2010, we finalized the settlement of a contract dispute with a third party international coal supplier recognizing net pre-tax earnings of $56.6 million. We divested the majority of our international commodities operations in 2009.

Deferred Income Tax Expense Relating to Federal Subsidies for Providing Post-Employment Prescription Drug Benefits

During March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. These laws eliminate the tax exempt status of drug subsidies provided to companies under Medicare Part D after December 31, 2012. As a result of this new legislation, we recorded a noncash charge to reflect additional deferred income tax expense of $8.8 million in March 2010.

Amortization of Basis Difference in CENG

On November 6, 2009, Constellation Energy sold a 49.99% membership interest in CENG to EDF for total consideration of approximately $4.7 billion (includes $3.5 billion in cash at close, the non-cash redemption of the $1.0 billion Series B Preferred Stock held by EDF, and certain expense reimbursements). As a result, we ceased to have a controlling financial interest in CENG and deconsolidated CENG in the fourth quarter of 2009.

        On November 6, 2009, we began to account for our retained investment in CENG using the equity method and report our share of its earnings in our Generation business segment. As a result, we no longer record the individual income statement line items, but instead record our share of the investment's earnings in a single line in our Consolidated Statements of Income (Loss).

        We had an initial basis difference of approximately $3.9 billion between the initial carrying value of our investment in CENG and our underlying equity in CENG. This basis difference was caused by the requirement to record our investment in CENG at fair value at closing while CENG's assets and liabilities retained their carrying value. We are amortizing this basis difference over the respective useful lives of the assets of CENG or as those assets impact the earnings of CENG.

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG is lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended September 30, 2010. The new basis difference as of September 30, 2010 is $1.5 billion.

        For the year ended December 31, 2010, we recorded $195.2 million of pre-tax basis difference amortization as a reduction to our equity investment earnings in CENG. We discuss the components of our equity investment earnings in Note 4.

Loss on Early Retirement of 2012 Notes

In February 2010, we retired an aggregate principal amount of $486.5 million of our 7.00% Notes due April 1, 2012 as part of a cash tender offer, at a premium of approximately 11%. We recognized a pre-tax loss on this transaction of $51.6 million within "Interest Expense" on our Consolidated Statements of Income (Loss).

Impact of Power Purchase Agreement with CENG

In connection with the closing of the CENG membership sale transaction with EDF, we entered into a five year power purchase agreement (PPA) with CENG with an initial fair value of $0.8 billion.

        Based on energy prices at the time of closing of the EDF transaction, we recorded the approximately $0.8 billion "Unamortized energy contract asset" for the value of our PPA with CENG, and CENG recorded an approximately ($0.8) billion "Unamortized energy contract liability." Both entities are amortizing these amounts over the initial two years of the five-year term of the PPA, with the total net economic value to be realized by us in the form of lower purchased power costs equal to approximately $0.4 billion as a result of our 50.01% ownership interest in CENG. During 2010, we realized approximately $185.6 million pre-tax in economic value relating to its PPA with CENG.

Divestitures

BGE

In January 2010, BGE completed the sale of its interest in a nonregulated subsidiary that owns a district chilled water facility to a third party. BGE received net cash proceeds of $20.9 million. No gain or loss was recorded on this transaction in 2010. BGE has no further involvement in the activities of this entity.

Mammoth Lakes Geothermal Generating Facility

In August 2010, we completed the sale of our 50% equity interest in the Mammoth Lakes geothermal generating facility in California. We received net cash proceeds of approximately $72.5 million. In the third quarter of 2010, our Generation business recorded a $38.0 million pre-tax gain on this transaction. We will have no further involvement in the activities of this generating facility.

Comprehensive Agreement with EDF

In November 2010, we closed on the comprehensive agreement with EDF that restructured the relationship between Constellation Energy and EDF, eliminated the outstanding asset put arrangement, and transferred to EDF the full ownership of UNE. We received approximately $140 million of cash, and $75.2 million of Constellation Energy common stock and recorded a $202.0 million pre-tax gain on this transaction. We discuss the comprehensive agreement with EDF in Note 4.

Quail Run Energy Center

In December 2010, we signed an agreement to sell our Quail Run Energy Center, a 550 MW natural gas plant in west Texas, to High Plains Diversified Energy Corporation (HPDEC) for $185.3 million. This agreement is contingent upon HPDEC obtaining financing through the sale of municipal bonds.

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

        In October 2009, the Maryland PSC issued an order approving the sale of a 49.99% membership interest in CENG to EDF subject to the following conditions:

  •
  Constellation Energy funded a one-time $100 per customer distribution rate credit for BGE residential customers totaling $112.4 million in the fourth quarter of 2009. Constellation made a $66 million equity contribution to BGE in December 2009 to fund the after-tax amount of the rate credit as ordered by the Maryland PSC.
  •
  Constellation Energy was required to make a $250 million cash capital contribution to BGE by no later than June 30, 2010. Constellation Energy made this contribution in December 2009.
  •
  BGE will not pay common dividends to Constellation Energy if (a) after the dividend payment, BGE's equity ratio would be below 48% as calculated pursuant to the Maryland PSC's ratemaking precedents or (b) BGE's senior unsecured credit rating is rated by two of the three major credit rating agencies below investment grade.
  •
  BGE was authorized to file an electric distribution rate case at any time beginning in January 2010 and was ordered not to file a subsequent electric distribution rate case until January 2011. Any rate increase in the first electric distribution rate case was capped at 5% as agreed to by Constellation Energy in its 2008 settlement with the State of Maryland and the Maryland PSC. The timing of any gas distribution rate filing was to occur no earlier than the electric rate case.
  •
  Constellation Energy was limited to allocating no more than 31% of its holding company costs to BGE until the Maryland PSC reviews such cost allocations in the context of BGE's next rate case.
  •
  Constellation Energy and BGE implemented "ring fencing" measures in February 2010 designed to provide bankruptcy protection and credit rating separation of BGE from Constellation Energy. Such measures include the formation of a new special purpose subsidiary by Constellation Energy (RF HoldCo) to hold all of the common equity interests in BGE.

        With the receipt of the Maryland PSC's order, Constellation Energy and EDF closed the transaction on November 6, 2009. Upon closing of the transaction, we sold a 49.99% membership interest in CENG to EDF for total consideration of approximately $4.7 billion (includes $3.5 billion in cash at close, the non-cash redemption of the $1.0 billion Series B Preferred Stock held by EDF, and certain expense reimbursements). As a result, we retained a 50.01% economic interest in CENG, but we and EDF have equal voting rights over the activities of CENG. Accordingly, we deconsolidated CENG in the fourth quarter of 2009.

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

        On November 6, 2009, we began to account for our retained investment in CENG using the equity method and report our share of its earnings in our Generation business segment. As a result, we no longer record the individual income statement line items, but instead record our share of the investment's earnings in a single line in our Consolidated Statements of Income (Loss).

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

        In addition to the March 23, 2009 transaction for a majority of our international commodities operation, on June 30, 2009 we completed the sale of a uranium market participant that we owned. We received cash proceeds of approximately $43 million and recorded a $27.2 million loss on this sale. This loss from our NewEnergy business segment is included in the "Net (loss) gain on divestitures" line in our Consolidated Statements of Income (Loss).

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

        On April 1, 2009, we executed an agreement with the buyer of our Houston-based gas trading operation under which the buyer will provide us with the gas supply needed to support our NewEnergy retail gas customer supply activities through March 31, 2011. This agreement was structured such that our requirements to post collateral are reduced. The supplier has liens on the assets of the retail gas supply business as well as our investment in the stock of these entities to secure our obligations under the gas supply agreement. In connection with this agreement, we posted approximately $160 million of collateral. This was subsequently reduced to $100 million. The initial $160 million posted represented approximately 25 percent of the previous collateral requirements to support this operation.

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

Impairment Losses and Other Costs

We discuss our evaluation of assets for impairment and other than temporary declines in value in Note 1. We perform impairment evaluations for our long-lived assets, equity method investments, and goodwill when triggering events occur that indicate the potential for an impairment exists.

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

        As a result of the events that occurred during the second quarter of 2009, we concluded that the fair value of our investment had declined to a level below the carrying value at June 30, 2009 and that this decline was other than temporary. As such, we recorded a pre-tax impairment charge of $59.0 million associated with our equity investment in our shipping joint venture within the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss), and reported the charge in our NewEnergy business segment results for 2009.

Constellation Energy Partners LLC

As of March 31, 2009, the fair value of our investment in Constellation Energy Partners LLC (CEP) based upon its closing unit price was $10.0 million, which was lower than its carrying value of $24.0 million.

        The decline in fair value of our investment in CEP at that time reflected a number of factors, primarily including difficulties in the financial and credit markets and the decreases in the market price of natural gas and oil.

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

Workforce Reduction Costs

We incurred workforce reduction costs during the fourth quarter of 2008, primarily related to workforce reduction efforts across all of our operations (Q4 2008 Program), and during the first quarter of 2009, primarily related to the divestiture of a majority of our international commodities operation as well as some smaller restructurings elsewhere in our organization (Q1 2009 Program). For the Q1 2009 Program, we recognized a $12.6 million pre-tax charge during 2009 related to the elimination of approximately 180 positions. We substantially completed these workforce reductions during 2010.

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

        BGE recorded $16 million as its allocable portion of these costs through November 30, 2008 when the merger with MidAmerican was still pending. However, in light of the EDF transaction involving an investment in our nonregulated nuclear generation and operation business rather than a merger with Constellation Energy, BGE was not allocated any further costs effective in December 2008 and all of the previously allocated costs recorded by BGE were allocated to the Generation and NewEnergy segments.

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

        This evaluation requires us to estimate uncertain future cash flows. In order to estimate future cash flows, we consider historical cash flows and changes in the market environment and other factors that may affect future cash flows. The assumptions we use are consistent with forecasts that we make for other purposes (for example, in preparing our other earnings forecasts) or have been adjusted to reflect relevant subsequent changes. If we are considering alternative courses of action (such as the potential sale of an asset), we probability- weight the alternative courses of action to estimate the expected cash flows.

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

        We recorded these impairment charges in the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss), and they are reported in our NewEnergy business segment results.

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

        While CEP's estimate of net asset value exceeded our carrying value, the decline in fair value of our investment in CEP at that time reflected a number of factors, primarily including difficulties in the financial and credit markets and the decreases in the market price of natural gas and oil.

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

        The primary judgment affecting our impairment evaluation is the requirement to estimate fair value of the reporting units to which the goodwill relates. We evaluate impairment at the reportable segment level, which is the lowest level in the organization that constitutes a business for which discrete financial information is available.

        Prior to September 30, 2008, substantially all of our goodwill related to our merchant energy segment, one of our reportable segments at that time. The lack of observable market prices for the merchant energy segment required us to estimate fair value, which we determined on a preliminary basis using the income valuation approach by computing discounted cash flows, consistent with prior evaluations. Although our estimate of discounted cash flows exceeded the carrying value of the merchant energy segment, because our common stock continued to trade at a price less than carrying value for the entire company throughout the last half of September and all of October, we also estimated fair value for the merchant energy segment using current market price information.

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

Workforce Reduction Costs

In September 2008, our NewEnergy business approved a restructuring of its workforce. We recognized a $2.5 million pre-tax charge during 2008 related to the elimination of approximately 100 positions associated with this restructuring. We substantially completed this workforce reduction during 2009.

        During the fourth quarter of 2008, we approved a restructuring of the workforce across all of our operations. We recognized a $19.7 million pre-tax charge in 2008 related to the elimination of approximately 380 positions.

Emissions Allowances

The Clean Air Interstate Rule (CAIR) required states in the eastern United States to reduce emissions of sulfur dioxide (SO2) and established a cap-and-trade program for annual nitrogen oxide (NOx) emission allowances. On July 11, 2008, the United States Court of Appeals for the D.C. Circuit (the "Court") issued an opinion vacating CAIR, subject to petitions for rehearing. The Environmental Protection Agency (EPA) filed a petition for rehearing. On December 23, 2008, the Court reversed its earlier decision to revoke CAIR and allowed CAIR to remain in effect until it is replaced by a revised rule issued by the EPA that would preserve the environmental rules established by CAIR. The Court did not propose a deadline by which the

EPA must correct the flaws identified with CAIR but it did state that it will accept petitions if the EPA does not remedy the problems previously identified in its July 11, 2008 opinion. The EPA proposed regulations in July 2010, which are pending final adoption.

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

        In addition, on June 30, 2008, our NewEnergy business sold a portion of its working interests in proved natural gas reserves and unproved properties in Arkansas to an unrelated party for total proceeds of $145.4 million, which is subject to certain purchase price adjustments. Our NewEnergy business recognized a $77.7 million pre-tax gain on this sale.

        In December 2008, our NewEnergy business sold working interests in proved natural gas reserves in Wyoming, and our equity investment in certain entities that own interests in proved natural gas reserves and unproved properties in Texas and Montana to unrelated parties for total proceeds of $55.7 million, subject to certain purchase price adjustments. Our NewEnergy business recognized a $67.2 million pre-tax loss on these sales.

        The net gain is included in "Net (Loss) Gains on Divestitures" line in our Consolidated Statements of Income (Loss).

Gain on Sale of Dry Bulk Vessel

On July 10, 2008, a shipping joint venture, in which our NewEnergy business has a 50% ownership interest, sold one of the six dry bulk vessels it owns. Our NewEnergy business recognized a $29.0 million pre-tax gain on this sale. The gain is included in "Nonregulated revenues" line in our Consolidated Statements of Income (Loss).

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
  •
  Any electric distribution base rate case filed by BGE would not result in increased distribution rates prior to October 2009, and any increase in electric distribution revenue awarded would be capped at 5% with certain exceptions. Any subsequent electric distribution base rate case could not be filed prior to August 1, 2010. The agreement does not govern or affect BGE's ability to recover costs associated with gas rates, federally approved transmission rates and charges, electric riders, tax increases or increases associated with standard offer service power supply auctions.
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

3 Information by Operating Segment

Our reportable operating segments are Generation, NewEnergy, Regulated Electric, and Regulated Gas:

  •
  Our Generation business includes:
  –
  a power generation and development operation that owns, operates and maintains fossil and renewable generating facilities, a fuel processing facility, qualifying facilities, and power projects in the United States,
  –
  an operation that manages certain contractually controlled physical assets, including generating facilities,
  –
  an interest in a nuclear generation joint venture (CENG) that owns, operates, and maintains five nuclear generating units, and
  –
  up until November 3, 2010, when we completed the sale of our ownership interest, an interest in a joint venture (UniStar Nuclear Energy, LLC (UNE)) to develop, own, and operate new nuclear projects in the United States.
  •
  Our NewEnergy business includes:
  –
  full requirements load-serving sales of energy and capacity to utilities, cooperatives, and commercial, industrial, and governmental customers,
  –
  sales of retail energy products and services to residential, commercial, industrial, and governmental customers,
  –
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs) and trading in energy and energy-related commodities to facilitate portfolio management,
  –
  risk management services for our Generation business,
  –
  design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities for commercial, industrial, and governmental customers throughout North America, including energy performance contracting and energy efficiency engineering services,
  –
  upstream (exploration and production) natural gas activities, and
  –
  sales of home improvements, servicing of electric and gas appliances, and heating, air conditioning, plumbing, electrical, and indoor air quality systems, and providing electric and natural gas to residential customers in central Maryland.
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

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
2010
Unaffiliated revenues	$1,189.2	$9,692.6	$2,752.1	$704.9	$1.2	$—	$14,340.0
Intersegment revenues	1,055.1	428.8	0.2	4.5	—	(1,488.6)	—

Total revenues	2,244.3	10,121.4	2,752.3	709.4	1.2	(1,488.6)	14,340.0
Depreciation, depletion, and amortization	136.1	83.4	205.2	44.0	48.9	—	517.6
Fixed charges	142.0	3.0	106.3	24.0	(0.2)	2.7	277.8
Income tax (benefit) expense	(873.1)	106.5	72.6	24.5	3.8	—	(665.7)
Net (loss) income (1)	(1,255.3)	176.2	110.0	37.6	(0.3)	—	(931.8)
Net (loss) income attributable to common stock	(1,255.3)	138.6	99.8	34.6	(0.3)	—	(982.6)
Segment assets	9,789.6	3,836.2	5,287.4	1,379.9	858.0	(1,132.6)	20,018.5
Capital expenditures	327.4	127.2	499.1	103.0	—	—	1,056.7
2009
Unaffiliated revenues	$664.2	11,345.8	$2,820.7	$753.8	$14.3	$—	$15,598.8
Intersegment revenues	2,110.0	163.4	—	4.5	0.1	(2,278.0)	—

Total revenues	2,774.2	11,509.2	2,820.7	758.3	14.4	(2,278.0)	15,598.8
Depreciation, depletion, and amortization	176.8	82.5	218.1	44.0	67.7	—	589.1
Fixed charges	166.5	39.7	113.3	26.0	2.4	2.2	350.1
Income tax expense (benefit)	3,107.1	(179.1)	50.9	17.1	(9.2)	—	2,986.8
Net income (loss) (2)	4,766.7	(348.2)	79.1	25.5	(19.7)	—	4,503.4
Net income (loss) attributable to common stock	4,766.7	(402.3)	68.9	22.5	(12.4)	—	4,443.4
Segment assets	12,402.1	4,167.5	4,994.6	1,413.4	4,573.7	(4,006.9)	23,544.4
Capital expenditures	1,039.2	116.8	373.0	66.0	—	—	1,595.0
2008
Unaffiliated revenues	$856.2	15,185.4	$2,679.5	$1,004.8	$16.0	$—	$19,741.9
Intersegment revenues	2,102.3	666.3	0.2	19.2	0.1	(2,788.1)	—

Total revenues	2,958.5	15,851.7	2,679.7	1,024.0	16.1	(2,788.1)	19,741.9
Depreciation, depletion, and amortization	174.3	118.7	184.2	43.7	62.3	—	583.2
Fixed charges	140.7	50.6	113.5	26.3	2.3	15.7	349.1
Income tax expense (benefit)	121.3	(226.0)	(4.9)	25.5	5.8	—	(78.3)
Net (loss) income (3)	(357.7)	(1,011.4)	11.1	40.4	(0.8)	—	(1,318.4)
Net (loss) income attributable to common stock	(357.7)	(994.2)	1.1	37.2	(0.8)	—	(1,314.4)
Segment assets (4)	11,205.9	7,063.5	4,583.1	1,392.4	3,431.6	(5,392.4)	22,284.1
Capital expenditures	1,445.2	315.8	388.0	74.0	—	—	2,223.0
(1)
Our Generation business recognized the following after-tax items: impairment charges on certain of our equity method investment of $1,487.1 million, loss on the early retirement of 2012 Notes of $30.9 million, amortization of the basis difference in CENG of $117.5 million, impact of the power purchase agreement with CENG of $113.3 million, gain on the sale of Mammoth Lakes geothermal generating facility of $24.7 million, and a gain on the comprehensive agreement with EDF of $121.3 million. Our NewEnergy business recognized earnings relating to an international coal supplier contract dispute settlement of $35.4 million. Our Generation, NewEnergy, regulated electric and holding company and other businesses recognized deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits of $0.8 million, $0.1 million, $3.1 million, and $4.8 million, respectively. We discuss these items in more detail in Note 2.

(2)
Our Generation business recognized the following after-tax items: gain on sale of a 49.99% membership interest in CENG to EDF of $4,456.1 million, amortization of basis difference in investment in CENG of $17.8 million, loss on the early extinguishment of zero coupon senior notes of $10.0 million, merger termination and strategic alternatives costs of $9.7 million, and impairment charges of our nuclear decommissioning trust assets through November 6, 2009 of $46.8 million. Our NewEnergy business recognized the following after-tax items: merger termination and strategic alternatives costs of $4.1 million, losses on divestitures, which include losses on the sales of the international commodities and gas trading operations, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss because the forecasted transactions are probable of not occurring, earnings that are no longer part of our core business, of $371.9 million, impairment losses and other costs of $84.7 million, and workforce reduction costs of $9.3 million. Our regulated electric and gas businesses recognized after-tax charges of $56.7 million and $10.4 million, respectively, for the accrual of a residential customer credit. Our holding company and other businesses recognized after-tax charges of $11.5 million for impairment losses and other costs. We discuss these items in more detail in Note 2.

(3)
Our Generation business recognized the following after-tax charges: workforce reduction costs of $3.7 million, merger termination and strategic alternatives costs of $742.3 million, impairment charges and other costs of $8.3 million, and an impairment charge of our nuclear decommissioning trust assets of $82.0 million. Our NewEnergy business recognized the following after-tax charges: impairment losses and other costs of $460.1 million, workforce reduction costs of $5.8 million, merger termination and strategic alternatives costs of $462.1 million, net emission allowance write-down of $28.7 million, a net gain on the sale of upstream gas properties of $16.0 million, and a gain on sale of a dry bulk vessel of $18.9 million. Our regulated electric business recognized after-tax charges related to workforce reduction costs of $2.8 million and the Maryland settlement credit of $110.5 million. Our regulated gas business recognized an after-tax charge related to workforce reduction costs of $1.0 million. Our holding company and other businesses recognized an after-tax charge related to workforce reduction costs of $0.1 million. We discuss these items in more detail in Note 2.

(4)
At December 31, 2008, Holding Company and Other Businesses segment assets include approximately $1.6 billion of intercompany receivables, primarily relating to the allocation of merger termination costs of approximately $1.2 billion to these businesses, and $1.0 billion of restricted cash related to the issuance of Series B Preferred Stock to EDF. These funds are held at the holding company and are restricted for payment of the 14% Senior Notes held by MidAmerican. The 14% Senior Notes were repaid in full in January 2009.

4 Investments

Investments in Joint Ventures, Qualifying Facilities and Power Projects, and CEP

Investments in joint ventures, qualifying facilities, domestic power projects, and CEP consist of the following:

At December 31,	2010	2009

	(In millions)
Joint Ventures:
CENG	$2,991.1	$5,222.9
UNE	—	122.0
Qualifying facilities and domestic power projects:
Coal	65.0	119.7
Hydroelectric	46.3	55.2
Geothermal	—	40.0
Biomass	55.1	56.2
Fuel Processing	16.7	24.3
Solar	6.8	6.9

Total	$3,181.0	$5,647.2

        Investments in joint ventures, qualifying facilities, domestic power projects, and CEP were accounted for under the following methods:

At December 31,	2010	2009

	(In millions)
Equity method	$3,174.2	$5,640.3
Cost method	6.8	6.9

Total	$3,181.0	$5,647.2

        We are actively involved in our CENG nuclear joint venture, qualifying facilities and power projects. Our percentage voting interests in these investments accounted for under the equity method range from 20% to 50.01%. Equity in earnings of these investments is as follows:

Year ended December 31,	2010	2009	2008

	(In millions)
CENG	$218.8	$33.9	$—
Amortization of basis difference in CENG (see Note 2 for more detail)	(195.2)	(29.6)	—

Total equity investment earnings—CENG (1)	23.6	4.3	—
UNE	(16.8)	(24.7)	(5.9)
Shipping JV	—	(1.8)	37.4
CEP	—	(4.6)	7.7
Qualifying facilities and domestic power projects	18.2	20.7	37.2

Total equity investment earnings	$25.0	$(6.1)	$76.4

(1)
For the years ended December 31, 2010 and 2009, total equity investment (losses) earnings in CENG include $2.0 million and $0.4 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF.

        We describe each of these investments below. Additionally, we recorded impairment charges on certain of our equity method investments. We discuss these impairment charges in Note 2.

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

        Summarized balance sheet information for CENG is as follows:

At December 31,	2010	2009

	(In millions)
Current assets	$507.4	$513.0
Noncurrent assets	4,583.0	4,404.2
Current liabilities	630.9	556.9
Noncurrent liabilities	1,338.7	1,716.1

        Summarized income statement information for CENG is as follows:

	For the Year Ended December 31, 2010	For the Period from November 6, 2009 through December 31, 2009

	(In millions)
Revenues	$1,575.3	$217.6
Expenses	1,174.5	153.0
Income from operations	400.8	64.6
Net income	441.6	68.5

        In future periods, we may be eligible for distributions from CENG in excess of our 50.01% ownership interest based on tax sharing provisions contained in the operating agreement for CENG. We would record these distributions, if realized, in earnings in the period received.

Comprehensive Agreement with EDF

On October 26, 2010, we reached a comprehensive agreement with EDF that restructured the relationship between our two companies, eliminated the outstanding asset put arrangement, and transferred to EDF the full ownership of UNE. This comprehensive agreement was approved by the boards of directors of both Constellation Energy and EDF, and the transaction closed on November 3, 2010. The agreement includes the following significant terms:

  •
  EDF acquired our 50% ownership interest in UNE. Upon completion of this transaction, EDF became the sole owner of UNE, and we no longer have responsibility for developing or financing new nuclear plants through UNE.
  •
  We terminated our rights under the existing asset put arrangement and, as a result, did not sell any of our plants to EDF.
  •
  EDF paid us $140 million in cash and transferred to us 2.4 million of the shares of Constellation Energy common stock that it owned (with a fair value of $72.4 million at the time of the noncash financing transfer).
  •
  EDF relinquished its seat on our Board of Directors, and the existing investor agreement between the companies (which includes a "standstill" provision) was terminated.

        Later in November 2010, EDF transferred to us 0.1 million shares of Constellation Energy common stock, with a fair value of $2.8 million, in a noncash financing, upon our registering EDF's remaining shares of Constellation Energy common stock with the Securities and Exchange Commission. This enables EDF to transfer its remaining shares without restriction. We recorded a total pre-tax gain of $202.0 million in the fourth quarter of 2010 related to the above aspects of our comprehensive agreement with EDF.

        In addition, upon receipt of necessary approvals:

  •
  CENG will transfer to UNE potential new nuclear sites at the Nine Mile Point and Ginna nuclear generating plants in New York State.
  •
  EDF will transfer to us an additional 1.0 million of the shares of Constellation Energy common stock that it owns.

        We and EDF will remain owners in CENG under the same ownership percentages—Constellation Energy holding a 50.01% interest and EDF holding a 49.99% interest. Further:

  •
  The power purchase agreement between CENG and each of Constellation Energy and EDF was modified such that prospective purchases will be unit contingent through the end of its term in 2014. In addition, beginning on January 1, 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants and EDF will purchase 49.99% of that output.
  •
  The administrative services agreement, which specifies payment to us for providing administrative support services to CENG, was extended through 2017.

        We discuss the PPA and ASA in more detail in Note 16.

UNE

In August 2007, we formed a joint venture, UNE, with EDF to develop, own, and operate new nuclear projects in the United States and Canada. On November 3, 2010, we sold our 50% ownership interest in UNE to EDF. As a result of this transaction, EDF is the sole owner of UNE, and we will no longer have responsibility for developing or financing new nuclear plants through UNE.

Qualifying Facilities and Power Projects

Our Generation business holds up to a 50% voting interest in 15 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 15 projects, 13 are "qualifying facilities" that receive certain exemptions and pricing under the Public Utility Regulatory Policies Act of 1978 based on the facilities' energy source or the use of a cogeneration process.

CEP

In November 2006, CEP, a limited liability company formed by our NewEnergy business, completed an initial public offering. As of December 31, 2006, we owned approximately 54% of CEP and consolidated CEP. During the second quarter of 2007, CEP issued additional equity to the public and our ownership percentage fell below 50%. Therefore, we deconsolidated CEP and began accounting for our investment using the equity method. As of December 31, 2010, we hold a 28.5% voting interest in CEP.

Investments in Variable Interest Entities

As of December 31, 2010, we consolidated three VIEs in which we were the primary beneficiary, and we had significant interests in six VIEs for which we did not have controlling financial interests and, accordingly, were not the primary beneficiary.

Consolidated Variable Interest Entities

In 2007, BGE formed RSB BondCo LLC (BondCo), a special purpose bankruptcy- remote limited liability company, to acquire and hold rate stabilization property and to issue and service bonds secured by the rate stabilization property. In June 2007, BondCo purchased rate stabilization property from BGE, including the right to assess, collect, and receive non-bypassable rate stabilization charges payable by all residential electric customers of BGE. These charges are being assessed in order to recover previously incurred power purchase costs that BGE deferred pursuant to Senate Bill 1.

        BGE determined that BondCo is a VIE for which it is the primary beneficiary. As a result, BGE, and we, consolidated BondCo.

        The BondCo assets are restricted and can only be used to settle the obligations of BondCo. Further, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During 2010, 2009, and 2008, BGE remitted $90.3 million, $85.8 million, and $87.2 million, respectively, to BondCo.

        BGE did not provide any additional financial support to BondCo during 2010 or 2009. Further, BGE does not have any contractual commitments or obligations to provide additional financial support to BondCo unless additional rate stabilization bonds are issued. The BondCo creditors do not have any recourse to the general credit of BGE in the event the rate stabilization charges are not sufficient to cover the bond principal and interest payments of BondCo.

        During 2009, our NewEnergy business formed two new entities and combined them with its existing retail gas activities into a retail gas entity group for the purpose of entering into a collateralized gas supply agreement with a third party gas supplier. While we own 100% of these entities, we determined that the retail gas entity group is a VIE because there is not sufficient equity to fund the group's activities without the additional credit support we provide in the form of a letter of credit and a parental guarantee. We are the primary beneficiary of the retail gas entity group; accordingly, we consolidate the retail gas entity group as a VIE, including the existing retail gas customer supply operation, which we formerly consolidated as a voting interest entity.

        The gas supply arrangement is collateralized as follows:

  •
  The assets of the retail gas entity group must be used to settle obligations under the third party gas supply agreement before it can make any distributions to us,
  •
  The third party gas supplier has a collateral interest in all of the assets and equity of the retail gas entity group, and
  •
  As of December 31, 2010, we provided a $100 million parental guarantee and a $52 million letter of credit to the third party gas supplier in support of the retail gas entity group.

        Other than credit support provided by the parental guarantee and the letter of credit, we do not have any contractual or other obligations to provide additional financial support to the retail gas entity group. The retail gas entity group creditors do not have any recourse to our general credit. Finally, we did not provide any financial support to the retail gas entity group during 2010, other than the equity contributions, parental guarantee and the letter of credit.

        We also consolidate a retail power supply VIE for which we became the primary beneficiary in 2008 as a result of a modification to its contractual arrangements that changed the allocation of the economic risks and rewards of the VIE among the variable interest holders. The consolidation of this VIE did not have a material impact on our financial results or financial condition.

        The carrying amounts and classification of the above consolidated VIEs' assets and liabilities included in our consolidated financial statements at December 31, 2010 and 2009 are as follows:

	2010	2009

	(In millions)
Current assets	$516.6	$608.9
Noncurrent assets	57.7	67.7

Total Assets	$574.3	$676.6

Current liabilities	$345.5	$509.9
Noncurrent liabilities	399.0	420.3

Total Liabilities	$744.5	$930.2

        All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the preceding table can only be settled using VIE resources.

        During 2010, as part of the 2009 order from the Maryland PSC approving our transaction with EDF, we created RF HoldCo LLC, a bankruptcy-remote special purpose subsidiary to hold all of the common equity interests in BGE. This subsidiary is not a VIE. However, due to our ownership of 100% of the voting interests of RF HoldCo LLC, we consolidate this subsidiary as a voting interest entity.

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

Unconsolidated Variable Interest Entities

As of December 31, 2010 and 2009, we had significant interests in six VIEs for which we were not the primary beneficiary. Other than the obligations listed in the table below, we have not provided any material financial or other support to these entities during 2010 or 2009.

        The nature of these entities and our involvement with them are described in the following table:

VIE Category	Nature of Entity Financing	Nature of Constellation Energy Involvement	Obligations or Requirement to Provide Financial Support	Initial Date of Involvement

Power contract monetization entities (2 entities)	Combination of debt and equity financing	Power sale agreements, loans, and guarantees	$24.9 million and $34.7 million in letters of credit at December 31, 2010 and 2009, respectively	March 2005
Power projects and fuel supply entities (4 entities)	Combination of debt and equity financing	Equity investments and guarantees	$5.0 million and $2.0 million debt guarantee and working capital funding at December 31, 2010 and 2009, respectively	Prior to 2003

        For purposes of aggregating the various VIEs for disclosure, we evaluated the risk and reward characteristics for, and the significance of, each VIE. We discuss in greater detail the nature of our involvement with the power contract monetization VIEs in the Power Contract Monetization VIEs section below.

        We concluded that power over the most economically significant activities of two of the power project VIEs is shared equally among the equity holders. Accordingly, neither of the equity holders consolidates these VIEs. The equity holders own 50% interests in these VIEs and all of the significant decisions require the mutual consent of the equity holders.

        The following is summary information available as of December 31, 2010 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$492.9	$288.3	$781.2
Total liabilities	382.6	113.2	495.8
Our ownership interest	—	48.7	48.7
Other ownership interests	110.3	126.4	236.7
Our maximum exposure to loss	24.9	46.4	71.3
Carrying amount and location of variable interest on balance sheet:
—Other investments	—	41.4	41.4

        The following is summary information available as of December 31, 2009 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$568.3	$338.6	$906.9
Total liabilities	460.4	77.9	538.3
Our ownership interest	—	62.6	62.6
Other ownership interests	107.9	198.1	306.0
Our maximum exposure to loss	34.7	64.6	99.3
Carrying amount and location of variable interest on balance sheet:
—Other investments	—	62.6	62.6

        Our maximum exposure to loss is the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of December 31, 2010 and 2009 consists of the following:

  •
  outstanding receivables, loans, and letters of credit totaling zero and $34.7 million, respectively,
  •
  the carrying amount of our investment totaling $41.4 million and $62.6 million, respectively, and
  •
  debt and payment guarantees totaling $29.9 million and $2.0 million, respectively.

        We assess the risk of a loss equal to our maximum exposure to be remote and, accordingly have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of our variable interests in these variable interest entities.

Power Contract Monetization VIEs

In March 2005, our NewEnergy business closed a transaction in which we assumed from a counterparty two power sales contracts with previously existing VIEs. The VIEs previously were created by the counterparty to issue debt in order to monetize the value of the original contracts to purchase and sell power. Under the power sales contracts, we sell power to the VIEs which, in turn, sell that power to an electric distribution utility through 2013. In connection with this transaction, a third party acquired the equity of the VIEs and we loaned that party a portion of the purchase price. If the electric distribution utility were to default under its obligation to buy power from the VIEs, the equity holder could transfer its equity interests to us in lieu of repaying the loan. In this event, we would have the right to seek recovery of our losses from the electric distribution utility.

5 Intangible Assets

Goodwill

Goodwill is the excess of the cost of an acquisition over the fair value of the net assets acquired. As of December 31, 2010 and 2009, our goodwill balance was primarily related to our retail energy reporting unit within our NewEnergy business segment. Goodwill is not amortized; rather, it is evaluated for impairment at least annually.

        The changes in the gross amount of goodwill and the accumulated impairment losses for the years ended December 31, 2010 and 2009 are as follows:

At December 31,	2010	2009

	(In millions)
Balance as of January 1,
Gross goodwill	$292.0	$271.1
Accumulated impairment losses	(266.5)	(266.5)

Net goodwill	25.5	4.6
Goodwill acquired (1)	51.5	18.6
Impairment losses	—	—
Other purchase price adjustments	—	2.3

Balance as of December 31,
Gross goodwill	343.5	292.0
Accumulated impairment losses	(266.5)	(266.5)

Net goodwill	$77.0	$25.5

(1)
We discuss the goodwill acquired in 2010 in more detail in Note 15.

        For tax purposes, $169.4 million of our gross goodwill balance at December 31, 2010 is deductible.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category are as follows:

	2010
At December 31,				2009

	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset

	(In millions)
Software	$596.8	$(397.1)	$199.7	$580.5	$(347.3)	$233.2
Permits and licenses	2.7	(1.0)	1.7	2.2	(0.8)	1.4
Other	22.3	(8.2)	14.1	29.0	(13.9)	15.1

Total	$621.8	$(406.3)	$215.5	$611.7	$(362.0)	$249.7

BGE had intangible assets with a gross carrying amount of $250.2 million and accumulated amortization of $171.4 million at December 31, 2010 and $242.5 million and accumulated amortization of $148.8 million at December 31, 2009 that are included in the table above. Substantially all of BGE's intangible assets relate to software.

        We recognized amortization expense related to our intangible assets as follows:

Year Ended December 31,	2010	2009	2008

	(In millions)
Nonregulated businesses	$64.8	$74.2	$66.8
BGE	25.8	23.6	20.1

Total Constellation Energy	$90.6	$97.8	$86.9

        The following is our, and BGE's, estimated amortization expense related to our intangible assets for 2011 through 2015 for the intangible assets included in our, and BGE's, Consolidated Balance Sheets at December 31, 2010:

Year Ended December 31,	2011	2012	2013	2014	2015

	(In millions)
Estimated amortization expense—Nonregulated businesses	$58.5	$37.4	$19.5	$8.8	$3.9
Estimated amortization expense—BGE	23.7	17.2	13.2	8.6	6.7

Total estimated amortization expense—Constellation Energy	$82.2	$54.6	$32.7	$17.4	$10.6

Unamortized Energy Contracts

As discussed in Note 1, unamortized energy contract assets and liabilities represent the remaining unamortized balance of nonderivative energy contracts acquired, certain contracts which no longer qualify as derivatives due to the absence of a liquid market, or derivatives designated as normal purchases and normal sales, which we previously recorded as derivative assets and liabilities. Unamortized energy contract assets also include the power purchase agreement entered into with CENG with an initial fair value of approximately $0.8 billion. See Note 16 for more details on this power purchase agreement.

        We present separately in our Consolidated Balance Sheets the net unamortized energy contract assets and liabilities for these contracts. The table below presents the gross and net carrying amount and accumulated amortization of the net liability that we have recorded in our Consolidated Balance Sheets:

	2010
At December 31				2009

	Carrying Amount	Accumul- ated Amortiz- ation	Net Asset	Carrying Amount	Accumul- ated Amortiz- ation	Net Liability

	(In millions)
Unamortized energy contracts, net	$(1,360.9)	$1,473.8	$112.9	$(1,587.1)	$1,584.5	$(2.6)

        We recognized amortization expense of $106.8 million, $353.1 million, and $390.4 million related to these energy contract assets for the years ended December 31, 2010, 2009, and 2008 for our nonregulated businesses.

        The table below presents the estimated amortization for these assets and liabilities over the next five-years:

Year Ended December 31,	2011	2012	2013	2014	2015

	(In millions)
Estimated amortization	$414.1	$(49.2)	$(71.8)	$(71.3)	$(68.8)

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

        We summarize regulatory assets and liabilities in the following table, and we discuss each of them separately below.

At December 31,	2010	2009

	(In millions)
Deferred fuel costs
Rate stabilization deferral	$415.6	$477.5
Other	8.8	14.3
Electric generation-related regulatory asset	86.9	102.5
Net cost of removal	(210.5)	(210.1)
Income taxes recoverable through future rates (net)	68.3	67.6
Deferred Smart Energy Savers ProgramSM costs	64.3	10.8
Deferred Advanced Meter Infrastructure costs	12.2	11.3
Deferred postretirement and postemployment benefit costs	8.4	9.6
Deferred environmental costs	5.6	6.5
Workforce reduction costs	1.3	1.5
Other (net)	(8.1)	(4.6)

Total regulatory assets (net)	452.8	486.9
Less: Current portion of regulatory assets (net)	78.7	72.5

Long-term portion of regulatory assets (net)	$374.1	$414.4

Deferred Fuel Costs

Rate Stabilization Deferral

In June 2006, Senate Bill 1 was enacted in Maryland and imposed a rate stabilization measure that capped rate increases by BGE for residential electric customers at 15% from July 1, 2006 to May 31, 2007. As a result, BGE recorded a regulatory asset on its Consolidated Balance Sheets equal to the difference between the costs to purchase power and the revenues collected from customers, as well as related carrying charges based on short-term interest rates from July 1, 2006 to May 31, 2007. In addition, as required by Senate Bill 1, the Maryland PSC approved a plan that allowed residential electric customers the option to further defer the transition to market rates from June 1, 2007 to January 1, 2008. During 2007, BGE deferred $306.4 million of electricity purchased for resale expenses and certain applicable carrying charges as a regulatory asset related to the rate stabilization plans. During 2010 and 2009, BGE recovered $61.8 million and $51.4 million, respectively, of electricity purchased for resale expenses and carrying charges related to the rate stabilization plan regulatory asset. BGE began amortizing the regulatory asset associated with the deferral which ended in May 2007 to earnings over a period not to exceed ten years when collection from customers began in June 2007. Customers who participated in the deferral from June 1, 2007 to December 31, 2007 repaid the deferred charges without interest over a 21-month period which began in April 2008 and ended in December 2009.

Other

As described in Note 1, deferred fuel costs are the difference between our actual costs of purchased energy and our fuel rate revenues collected from customers. We reduce deferred fuel costs as we collect them from our customers.

        We exclude other deferred fuel costs from rate base because their existence is relatively short-lived. These costs are recovered in the following year through our fuel rates.

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

        A portion of this regulatory asset represents income taxes recoverable through future rates that do not earn a regulated rate of return. These amounts were $53.3 million as of December 31, 2010 and $62.8 million as of December 31, 2009. We will continue to amortize this amount through 2017.

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

Deferred Smart Energy Savers ProgramSM Costs

Deferred Smart Energy Savers ProgramSM costs are the costs incurred to implement demand response and conservation programs. These programs are designed to help BGE manage peak demand, improve system reliability, reduce customer consumption, and improve service to customers by giving customers greater control over their energy use. Actual costs incurred in the demand response program, which began in January 2008, are being recovered over a 5-year amortization period from the date incurred pursuant to an order by the Maryland PSC. Actual costs incurred in the conservation program, which began in February 2009, are being amortized as incurred pursuant to an order by the Maryland PSC.

Deferred Advanced Meter Infrastructure Costs

Between 2007 and 2009, the Maryland PSC approved and BGE conducted a series of successful smart grid pilot programs for a total cost of $11.3 million, which, pursuant to a Maryland PSC order, was deferred in a regulatory asset, without earning a regulatory rate of return. In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which included the planned installation of 2 million residential and commercial electric and gas smart meters. As part of the Maryland PSC's August 2010 order, BGE has been authorized to establish a separate regulatory asset for incremental costs incurred to implement the initiative, net depreciation and amortization associated with the meters, plus an appropriate return on these costs. Additionally, the Maryland PSC order requires that BGE prove the cost effectiveness of the entire smart grid initiative prior to seeking recovery of the costs deferred in these regulatory assets. Therefore, the commencement and timing of the amortization of these deferred costs is currently unknown.

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

7 Pension, Postretirement, Other Postemployment, and Employee Savings Plan Benefits

We offer pension, postretirement, other postemployment, and employee savings plan benefits. BGE employees participate in the benefit plans that we offer. We describe each of our plans separately below. Nine Mile Point, owned by CENG, offers its own pension, postretirement, other postemployment, and employee savings plan benefits to its employees. In connection with the deconsolidation of CENG as a result of the investment in CENG by EDF on November 6, 2009, the Nine Mile Point plan is no longer included in our consolidated results. In addition, benefit plan assets and obligations relating to CENG employees that previously participated in our plans were transferred into new CENG plans that are no longer included in our consolidated results. Therefore, the tables below include the benefits for the CENG plans, including Nine Mile Point, through November 6, 2009.

        We use a December 31 measurement date for our pension, postretirement, other postemployment, and employee savings plans. The following table summarizes our defined benefit liabilities and their classification in our Consolidated Balance Sheets:

At December 31,	2010	2009

	(In millions)
Pension benefits	$218.0	$411.7
Postretirement benefits	334.9	322.3
Postemployment benefits	55.0	50.6

Total defined benefit obligations	607.9	784.6
Less: Amount recorded in other current liabilities	33.2	40.7

Total noncurrent defined benefit obligations	$574.7	$743.9

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

        In 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). This legislation provides a prescription drug benefit for Medicare beneficiaries, a benefit that we provide to our Medicare eligible retirees. Our actuaries concluded that prescription drug benefits available under our postretirement medical plan are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act. This subsidy reduced our 2010 Accumulated Postretirement Benefit Obligation by $30.9 million and our 2010 postretirement medical payments by $2.2 million.

Liability Adjustments

At December 31, 2010 and 2009, our pension obligations and the fair value of our plan assets for our qualified and our nonqualified pension plans were as follows:

At December 31, 2010	Qualified Plan	Non-Qualified Plans	Total

	(In millions)
Accumulated benefit obligation	$1,405.2	$87.8	$1,493.0
Fair value of assets	1,408.1	—	1,408.1

Net (asset) unfunded obligation	$(2.9)	$87.8	$84.9

At December 31, 2009	Qualified Plan	Non-Qualified Plans	Total

Accumulated benefit obligation	$1,277.5	$84.1	$1,361.6
Fair value of assets	1,058.1	—	1,058.1

Net unfunded obligation	$219.4	$84.1	$303.5

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

        The following table summarizes the impacts of funded status adjustments recorded during 2010 and 2009:

			Accumulated Other Comprehensive Income (Loss)
		Postretirement Benefit Liability
	Pension Liability
			Pre-tax	After-tax

	(In millions)
December 31, 2010	$73.7	$10.9	$(84.6)	$(54.6)

December 31, 2009	$(49.3)	$1.0	$48.3	$25.4

November 6, 2009 (1)	$(211.7)	$(20.9)	$232.6	$138.0

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

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

	(In millions)
Change in benefit obligation (1)
Benefit obligation at January 1	$1,469.8	$1,804.3	$322.3	$415.4
Service cost	37.9	50.8	2.4	6.3
Interest cost	84.7	101.1	17.7	22.6
Plan amendments	—	2.4	(3.3)	—
Plan participants' contributions	—	—	10.5	10.2
Actuarial loss (gain)	124.0	55.8	14.2	1.0
Separation of CENG plans	(3.0)	(410.5)	—	(98.6)
Settlements	(5.2)	(19.0)	—	—
Special termination benefits	0.6	0.1	0.1	—
Benefits paid (2)(3)	(82.7)	(115.2)	(29.0)	(34.6)

Benefit obligation at December 31	$1,626.1	$1,469.8	$334.9	$322.3

(1)
Amounts reflect projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for postretirement benefits.

(2)
Pension benefits paid include annuity payments and lump-sum distributions.

(3)
Postretirement benefits paid are net of Medicare Part D reimbursements.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

	(In millions)
Change in plan assets
Fair value of plan assets at January 1	$1,058.1	$867.6	$—	$—
Actual return on plan assets	148.8	217.6	—	—
Employer contribution (1)	289.1	341.5	18.5	24.4
Plan participants' contributions	—	—	10.5	10.2
Separation of CENG Plan	—	(234.4)	—	—
Settlements	(5.2)	(19.0)	—	—
Benefits paid (2)(3)	(82.7)	(115.2)	(29.0)	(34.6)

Fair value of plan assets at December 31	$1,408.1	$1,058.1	$—	$—

(1)
Includes benefit payments for unfunded plans.

(2)
Pension benefits paid include annuity payments and lump-sum distributions.

(3)
Postretirement benefits paid are net of Medicare Part D reimbursements.

Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

We show the components of net periodic pension benefit cost in the following table:

Year Ended December 31,	2010	2009	2008

	(In millions)
Components of net periodic pension benefit cost
Service cost	$37.9	$50.8	$55.4
Interest cost	84.7	101.1	100.2
Expected return on plan assets	(101.8)	(118.9)	(111.3)
Amortization of unrecognized prior service cost	3.9	10.9	10.9
Recognized net actuarial loss	34.4	38.3	24.7
Amount capitalized as construction cost	(10.2)	(10.2)	(10.2)

Net periodic pension benefit cost (1)	$48.9	$72.0	$69.7

(1)
Net periodic pension benefit cost excludes settlement charges of $1.5 million and termination benefits of $0.6 million in 2010, settlement charge of $9.0 million and termination benefits of $0.1 million in 2009, and termination benefits of $2.2 million in 2008. BGE's portion of our net periodic pension benefit costs, excluding amount capitalized, was $30.9 million in 2010, $27.9 million in 2009, and $25.5 million in 2008. The vast majority of our retirees were BGE employees.

        We show the components of net periodic postretirement benefit cost in the following table:

Year Ended December 31,	2010	2009	2008

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$2.4	$6.3	$6.1
Interest cost	17.7	22.6	24.0
Amortization of transition obligation	2.1	2.1	2.1
Recognized net actuarial loss	0.4	2.2	2.0
Amortization of unrecognized prior service cost	(2.6)	(3.4)	(3.5)
Amount capitalized as construction cost	(5.4)	(6.3)	(7.6)

Net periodic postretirement benefit cost (1)	$14.6	$23.5	$23.1

(1)
Net periodic postretirement benefit cost excludes termination benefits of $0.1 million in 2010 and $0.8 million in 2008. BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $17.2 million in 2010, $18.7 million in 2009, and $20.4 million in 2008.

        In determining net periodic pension benefit cost, we apply our expected return on plan assets to a market-related value of plan assets that recognizes asset gains and losses ratably over a five-year period.

        The following is a summary of amounts we have recorded in "Accumulated other comprehensive loss" and of expected amortization of those amounts over the next twelve months:

	Pension Benefits		Postretirement Benefits
					Expected Amortiz- ation Next 12 Months
	2010	2009	2010	2009

	(In millions)
Unrecognized actuarial loss	$741.4	$702.2	$65.3	$51.5	$49.5
Unrecognized prior service cost	6.1	9.9	(14.0)	(13.9)	1.1
Unrecognized transition obligation	—	—	3.5	6.2	1.8

Total	$747.5	$712.1	$54.8	$43.8	$52.4

Expected Cash Benefit Payments

The pension and postretirement benefits we expect to pay in each of the next five calendar years and in the aggregate for the subsequent five years are shown in the following table. These estimated benefits are based on the same assumptions used to measure the benefit obligation at December 31, 2010, but include benefits attributable to estimated future employee service.

	Pension Benefits	Postretirement Benefits (1)

2011	$105.5	$23.0
2012	100.5	23.3
2013	108.1	23.8
2014	111.3	24.4
2015	147.9	24.8
2016-2020	669.3	127.4

(1)
Postretirement benefit payments are net of Medicare Part D reimbursements.

Assumptions

We made the assumptions below to calculate our pension and postretirement benefit obligations and periodic cost.

	Pension Benefits		Postretirement Benefits
					Assumption Impacts Calculation of
	2010	2009	2010	2009

Discount rate	5.50%	6.00%	5.50%	6.00%	Benefit Obligation and Periodic Cost
Expected return on plan assets	8.50	8.50	N/A	N/A	Periodic Cost
Rate of compensation increase	4.0	4.0	4.0	4.0	Benefit Obligation and Periodic Cost

        Our discount rate is based on a bond portfolio analysis of high quality corporate bonds whose maturities match our expected benefit payments. Our 8.50% overall expected long-term rate of return on plan assets reflected our long-term investment strategy in terms of asset mix and expected returns for each asset class at the beginning of 2010. Effective in 2011, we reduced our expected long-term rate of return assumption to 8.00% reflecting our updated investment strategy, asset mix, and expected return for each asset class.

        Annual health care inflation rate assumptions also impact the calculation of our postretirement benefit obligation and periodic cost. We assumed the following health care inflation rates to produce average claims by year as shown below:

At December 31,	2010	2009

Next year	8.5%	8.0%
Following year	7.5%	7.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate reached	2017	2016

        A one-percentage point increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $21.6 million as of December 31, 2010 and would increase the combined service and interest costs of the postretirement benefit cost by approximately $1.2 million annually.

        A one-percentage point decrease in the health care inflation rate from the assumed rates would decrease the accumulated postretirement benefit obligation by approximately $18.8 million as of December 31, 2010 and would decrease the combined service and interest costs of the postretirement benefit cost by approximately $1.1 million annually.

Qualified Pension Plan Assets

Investment Strategy

We invest our qualified pension plan assets using the following investment objectives:

  •
  ensure availability of funds for payment of plan benefits as they become due,
  •
  provide for a reasonable amount of long-term growth of capital (both principal and income) without excessive volatility,
  •
  produce investment results that meet or exceed the assumed long-term rate of return,
  •
  improve the funded status of the plan over time, and
  •
  reduce future contribution and expense volatility as funded status improves.

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

        Currently, the Committee allocates 60% of its plan assets to return seeking assets to help reduce existing deficits in the funded status of the plan. As the funded status of our plans improve, the Committee expects to reduce its exposure to return seeking assets and increase its liability hedging assets to reduce its total risk.

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

Liability Hedging Assets

The purpose of liability hedging assets, such as long duration bonds and interest rate derivatives, is to hedge against interest rate changes. Exposure to liability hedging assets is intended to reduce the volatility of plan funded status, contributions, and pension expense.

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

Asset Allocation

Plan assets are diversified across various asset classes and securities based on the investment strategy approved by the Committee. This policy allocation is long-term oriented and consistent with the risk tolerance and funded status. The target asset allocation as well as the actual allocations for 2010 and 2009 are provided below.

	Target Allocation		Actual Allocation
At December 31,	2010	2009	2010	2009

Global equity securities	42%	48%	42%	57%
Fixed income securities	40	30	37	27
Alternative investments	12	15	8	7
High yield bonds	6	7	6	7
Cash and cash equivalents	—	—	7	2
Derivative instruments	—	—	—	—

Total	100%	100%	100%	100%

        The target asset allocation also allows for investments in financial instruments, including asset-backed securities and collateralized mortgage obligations, which are exposed to interest rate and market risk as well as overall market volatility. These instruments are sensitive to changes in economic conditions. Such changes could materially affect the amounts reported.

        The actual portfolio was rebalanced in December 2010 in accordance with policy target allocations and an improvement in funded status. The Committee will also rebalance our portfolio periodically when the actual allocations fall outside of the ranges prescribed in the investment policy or as the funded status improves.

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

        The following tables set forth by level, within the fair value hierarchy, the investments in the Plans' master trust at fair value as of December 31, 2010 and 2009:

At December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value

	(In millions)
Global equity securities:
Marketable equity securities	$143.6	$—	$—	$143.6
Common collective trusts	—	447.5	—	447.5
Fixed income securities:
Corporate debt securities	—	327.9	—	327.9
Government / agency securities	—	113.0	—	113.0
Municipal bonds	—	54.8	—	54.8
Guarantee insurance contracts	—	21.6	—	21.6
High yield bonds	—	86.9	—	86.9
Cash equivalents	93.6	—	—	93.6
Derivative instruments	—	0.9	—	0.9
Alternative investments	—	—	118.3	118.3

Total	$237.2	$1,052.6	$118.3	$1,408.1

At December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value

	(In millions)
Global equity securities	$215.4	$383.0	$—	$598.4
Fixed income securities	—	289.2	—	289.2
High yield bonds	0.6	75.6	—	76.2
Cash equivalents	19.9	—	—	19.9
Alternative investments	—	—	74.4	74.4

Total	$235.9	$747.8	$74.4	$1,058.1

        The following is a description of the valuation methodologies used for assets measured at fair value:

  •
  Global equity securities, which include marketable equity securities and common collective trust securities, are valued at unadjusted quoted market share prices within active markets (Level 1) or based on external price/spread data of comparable securities (Level 2). Common collective trust funds within this category are valued at fair value based on the unit value of the fund which is observable on a less frequent basis (Level 2). Unit values are determined by the bank or financial institution sponsoring such funds by dividing the fund's net assets at fair value by its units outstanding at the valuation dates.
  •
  Fixed income (primarily corporate debt securities, government and agency securities, municipal bonds, and guarantee insurance contracts), high yield bonds, and over-the-counter derivatives are valued based on external price data of comparable securities (Level 2).
  •
  Cash equivalents consist of money market funds, which are valued by multiplying unadjusted quoted prices in active markets by the quantity of the assets (Level 1).
  •
  Alternative investments primarily consist of hedge funds, real estate funds, and financial limited partnerships (private equity funds). These investments do not have readily determinable fair values because they are not listed on national exchanges or over-the-counter markets. We have valued these alternative investments at their respective net asset value per share (or its equivalent such as partner's capital) which has been calculated by each partnership's general partner in a manner consistent with generally accepted accounting principles in the United States of America for investment companies. Among other requirements, the partnerships must value their underlying investments at fair value. While the net asset value per share provides a reasonable approximation of fair value, the fair values of the alternative investments are estimates and, accordingly, such estimated values may differ from the values that would have been used had a ready market for the investments existed, and the differences could be material.

        The following table summarizes the changes in the fair value of the Level 3 assets for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

	(In millions)
Balance at beginning of period	$74.4	$96.3
Actual return on plan assets:
Assets still held at year end	(32.1)	(2.5)
Assets sold during the year	37.0	6.4
Purchases, sales, and settlements	22.2	(10.8)
Transfers into Level 3	16.8
Transfers out of Level 3	—

Net transfers into and out of Level 3	16.8	(15.0)

Balance at end of year	$118.3	$74.4

Contributions and Benefit Payments

We contributed $279.7 million to our qualified pension plans in 2010. $243.0 million of this contribution was an acceleration of estimated calendar year 2011 and 2012 contributions. Therefore, we do not plan to make contributions to our qualified pension plans in 2011 and 2012. Our non-qualified pension plans and our postretirement benefit programs are not funded. We estimate that we will incur approximately $7 million in pension benefits for our non-qualified pension plans and approximately $23 million for retiree health and life insurance costs net of Medicare Part D during 2011.

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

        We recognized expense associated with our other postemployment benefits of $9.9 million in 2010, $5.3 million in 2009, and $1.9 million in 2008. BGE's portion of expense associated with other postemployment benefits was $7.6 million in 2010, $4.4 million in 2009, and $2.2 million in 2008.

        We assumed the discount rate for other postemployment benefits to be 4.00% in 2010 and 4.75% in 2009. This assumption impacts the calculation of our other postemployment benefit obligation and periodic cost.

Employee Savings Plan Benefits

We sponsored two defined contribution plans until November 6, 2009, when upon the close of the sale of a 49.99% interest in CENG to EDF, we deconsolidated CENG and the defined contribution plan related to Nine Mile Point was removed from our books. For all remaining eligible employees of Constellation Energy, we continue to sponsor a defined contribution savings plan. The savings plan is a qualified 401(k) plan under the Internal Revenue Code. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Matching contributions to participant accounts are made under these plans. Matching contributions were as follows:

Year Ended December 31,	2010	2009	2008

	(In millions)
Nonregulated businesses	$9.9	$14.8	$17.6
BGE	6.3	5.7	5.8

Total Constellation Energy	$16.2	$20.5	$23.4

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

        Constellation Energy had bank lines of credit under committed credit facilities totaling $4.2 billion at December 31, 2010 for short-term financial needs as follows:

Type of Credit Facility	Amount (In billions)	Expiration Date	Capacity Type

Syndicated Revolver	$2.50	October 2013	Letters of credit and cash
Commodity-linked	0.50	August 2014	Letter of credit and cash
Bilateral	0.55	September 2014	Letters of credit
Bilateral	0.25	December 2014	Letters of credit and cash
Bilateral	0.25	June 2014	Letters of credit and cash
Bilateral	0.15	September 2013	Letters of credit

Total	$4.20

        At December 31, 2010, we had approximately $1.6 billion in letters of credit issued, including $0.4 billion in letters of credit issued under the commodities-linked credit facility discussed below, and no commercial paper outstanding under these facilities.

        The commodity-linked credit facility currently allows for the issuance of letters of credit and, as modified in 2010, for cash borrowings, up to a maximum capacity of $0.5 billion. This commodity-linked facility is designed to help manage our contingent collateral requirements associated with the hedging of our NewEnergy business because its capacity increases up to the maximum capacity as natural gas price levels decrease compared to a reference price that is adjusted periodically.

        At December 31, 2010, Constellation Energy had $32.4 million of short-term notes outstanding with a weighted-average effective interest rate of 6.56%.

BGE

BGE has a $600.0 million revolving credit facility expiring in December 2011. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At December 31, 2010, BGE had no commercial paper outstanding. There were immaterial letters of credit outstanding at December 31, 2010.

Net Available Liquidity

The following table provides a summary of our net available liquidity at December 31, 2010:

At December 31, 2010	Constellation Energy (excluding BGE)	BGE

	(In billions)
Credit facilities (1)	$3.7	$0.6
Less: Letters of credit issued (1)	(1.2)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.5	0.6
Less: Commercial paper outstanding	—	—

Net available facilities	2.5	0.6
Add: Cash and cash equivalents (2)	2.0	—
Less: Reserved cash (3)	(1.2)	—

Net available liquidity	$3.3	$0.6

(1)
Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.4 billion in letters of credit posted against it.

(2)
BGE's cash balance at December 31, 2010 was $50.0 million.

(3)
Represents management's expectation at December 31, 2010 of payments for the January 2011 acquisition of the Boston Generating plants ($1.0 billion) and the January 2011 retirement of the 2012 Notes ($0.2 billion).

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2010, the debt to capitalization ratio as defined in the credit agreements was 36%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2010, the debt to capitalization ratio for BGE as defined in this credit agreement was 43%.

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

9 Capitalization

We detail in the table below our total capitalization, which includes long-term debt, common stock, noncontrolling interests, and preference stock, as of December 31, 2010 and 2009.

At December 31,	2010	2009

	(In millions)
Long-Term Debt
Long-term debt of Constellation Energy
8.625% Series A Junior Subordinated Debentures, due June 15, 2063	$450.0	$450.0
7.00% Fixed-Rate Notes, due April 1, 2012	213.5	700.0
4.55% Fixed-Rate Notes, due June 15, 2015	550.0	550.0
5.15% Fixed-Rate Notes, due December 1, 2020	550.0	—
7.60% Fixed-Rate Notes, due April 1, 2032	700.0	700.0
Fair Value of Interest Rate Swaps	36.2	38.6

Total long-term debt of Constellation Energy	2,499.7	2,438.6

Long-term debt of nonregulated businesses
Tax-exempt debt transferred from BGE effective July 1, 2000
4.10% Pollution control loan, due July 1, 2014	20.0	20.0
Tax-exempt variable rate notes, due April 1, 2024	75.0	75.0
Tax-exempt variable rate notes, due December 1, 2025	—	47.0
Tax-exempt variable rate notes, due December 1, 2037	—	65.0
5.00% Mortgage note, due June 15, 2010	—	0.4
7.3% Fixed Rate Note, due June 1, 2012	1.7	1.7
Asset-based lending agreement due July 16, 2012	18.0	27.1

Total long-term debt of nonregulated businesses	114.7	236.2

Other long-term debt of BGE
6.125% Notes, due July 1, 2013	400.0	400.0
5.90% Notes, due October 1, 2016	300.0	300.0
5.20% Notes, due June 15, 2033	200.0	200.0
6.35% Notes, due October 1, 2036	400.0	400.0
Medium-term notes, Series E	131.5	131.5

Total other long-term debt of BGE	1,431.5	1,431.5

6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Rate stabilization bonds	454.4	510.9
Unamortized discount and premium	(3.9)	(4.0)
Current portion of long-term debt	(305.3)	(56.9)

Total long-term debt	$4,448.8	$4,814.0

At December 31,	2010	2009

	(In millions)
Equity:
Noncontrolling Interests	$88.8	$75.3
BGE Preference Stock
Cumulative preference stock not subject to mandatory redemption, 6,500,000 shares authorized 7.125%, 1993 Series, 400,000 shares outstanding, callable at $101.07 per share until June 30, 2011, and at lesser amounts thereafter	40.0	40.0
6.97%, 1993 Series, 500,000 shares outstanding, callable at $101.05 per share until September 30, 2011, and at lesser amounts thereafter	50.0	50.0
6.70%, 1993 Series, 400,000 shares outstanding, callable at $101.01 per share until December 31, 2011, and at lesser amounts thereafter	40.0	40.0
6.99%, 1995 Series, 600,000 shares outstanding, callable at $101.75 per share until September 30, 2011, and at lesser amounts thereafter	60.0	60.0

Total BGE preference stock not subject to mandatory redemption	190.0	190.0

Common Shareholders' Equity
Common stock without par value, 600,000,000 shares authorized; 199,788,658 and 200,985,414 shares issued and outstanding at December 31, 2010 and 2009, respectively. (At December 31, 2010, 12,818,160 shares were reserved for the long-term incentive plans, 8,788,849 shares were reserved for the shareholder investment plan, and 1,884,258 shares were reserved for the employee savings plan.)	3,231.7	3,229.6
Retained earnings	5,270.8	6,461.0
Accumulated other comprehensive loss	(673.3)	(993.5)

Total common shareholders' equity	7,829.2	8,697.1

Total Equity	8,108.0	8,962.4

Total Capitalization	$12,556.8	$13,776.4

BGE Common Shareholder Equity

At December 31,	2010	2009

	(In millions)
Common Stock	$1,293.1	$1,293.1
Retained Earnings	779.5	645.1
Accumulated other comprehensive income	0.6	0.6

Total BGE common shareholder equity	$2,073.2	$1,938.8

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

Long-term Debt

Long-term debt matures in one year or more from the date of issuance. The long-term debt of Constellation Energy and BGE do not contain material adverse change clauses. We detail our long-term debt in the table above.

Constellation Energy

5.15% Notes due December 1, 2020

In December 2010, we issued $550 million of 5.15% Notes due December 1, 2020. Interest is payable semi-annually on June 1 and December 1, beginning June 1, 2011. At any time prior to September 1, 2020, we may redeem some or all of the notes at a price equal to the greater of 100% of the principal amount of the notes outstanding to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points, plus accrued interest. After September 1, 2020, we may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes outstanding to be redeemed plus accrued interest on the principal amount being redeemed to the redemption date.

        Additionally, in December 2010, we issued a notice to redeem $213.5 million of our 7.00% Notes, which represented the remaining outstanding 7.00% Notes due April 1, 2012. As such, we classified these notes as "Current portion of long-term debt" in our Consolidated Balance Sheets. In January 2011, we redeemed these notes with part of the proceeds from the issuance of the $550 million 5.15% Notes, terminated the associated interest rate swaps, and recognized a pre-tax loss of approximately $5 million on this transaction.

        During February 2011, we entered into interest rate swaps qualifying as fair value hedges related to $350 million of our fixed rate debt maturing in 2015. We also entered into $150 million of interest rate swaps related to our fixed rate debt maturing in 2020 that do not qualify as fair value hedges, and will be marked to market through earnings. These swaps effectively converted $500 million notional amount of fixed rate debt to floating rate for the term of the swaps.

        We discuss our interest rate swaps in Note 13.

Upstream Gas Property Asset-Based Lending Agreement

In July 2009, we entered into a three year asset-based lending agreement associated with certain upstream gas properties that we own. At December 31, 2010, the borrowing base committed under the facility was $100 million, of which $18.0 million has been utilized and reflected in "Long-term debt" in our Consolidated Balance Sheets. The size of the facility may be increased up to $200 million with additional commitments by the lenders. Any debt issued under this facility is secured by the upstream gas properties, and the lenders do not have recourse against Constellation Energy in the event of a default. Interest is payable quarterly in March, June, September, and December.

        This asset-based lending agreement contains a provision that requires certain of our entities that own our upstream gas properties to maintain a current ratio of one-to-one. As of December 31, 2010, these entities were in compliance with this provision.

Voluntary Debt Retirements

As part of our voluntary commitment to reduce our debt by $1 billion with funds received from the EDF transaction, we retired the following debt completing this commitment.

7.00% Notes due April 1, 2012

In February 2010, we retired an aggregate principal amount of $486.5 million of our 7.00% Notes due April 1, 2012 pursuant to a cash tender offer, at a premium of approximately 11%. We recorded a loss on this transaction of $51.6 million within "Interest expense" on our Consolidated Statements of Income (Loss).

Tax-Exempt Notes

During 2009, we retired approximately $150 million of variable rate tax exempt notes prior to maturity. In March, 2010, we repurchased our outstanding $47 million and $65 million variable rate tax-exempt notes. Since these notes are variable rate instruments, there was no gain or loss recorded upon repurchase.

Zero Coupon Senior Notes

In November 2009, we redeemed an aggregate principal amount of $267.6 million for the Zero Coupon Senior Notes early and recognized a pre-tax loss on redemption of $16.0 million. We recorded the loss within "Interest expense" in the Consolidated Statements of Income (Loss).

BGE

Secured Indenture

BGE entered into a secured indenture in July 2009. The secured indenture creates a first priority lien on substantially all of BGE's electric utility distribution equipment and fixtures and on BGE's franchises, permits, and licenses that are transferable and necessary for the operation of the equipment and fixtures. As of December 31, 2010, BGE has not issued any secured bonds under this indenture.

BGE's Rate Stabilization Bonds

In June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss BondCo in more detail in Note 4. Below are the details of the rate stabilization bonds at December 31, 2010:

Principal	Interest Rate	Scheduled Maturity Date

$115.2	5.47%	October 2012
220.0	5.72	April 2016
119.2	5.82	April 2017

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

BGE's Other Long-Term Debt

On July 1, 2000, BGE transferred $278.0 million of tax-exempt debt to our Generation business related to the transferred generating assets. At December 31, 2010, BGE remains contingently liable for the $20 million outstanding balance of this debt.

        BGE's fixed-rate medium-term note, series E, outstanding at December 31, 2010 has a weighted average interest rate of 6.73%, maturing between 2011 and 2012.

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

        For the payment of dividends and in the event of liquidation of BGE, the 6.20% debentures are ranked prior to preference stock and common stock.

Maturities of Long-Term Debt

As of December 31, 2010, our long-term borrowings mature on the following schedule:

Year	Constellation Energy	Nonregulated Businesses	BGE	Total

	(In millions)
2011	$223.6	$—	$81.7	$305.3
2012	—	19.7	172.5	192.2
2013	—	—	466.6	466.6
2014	—	20.0	70.4	90.4
2015	576.2	—	74.5	650.7
Thereafter	1,699.9	75.0	1,277.9	3,052.8

Total	$2,499.7	$114.7	$2,143.6	$4,758.0

Weighted-Average Interest Rates for Variable Rate Debt

Our weighted-average interest rates for variable rate debt outstanding were:

At December 31,	2010	2009

Nonregulated Businesses (including Constellation Energy)
Loans under credit agreements	4.50%	4.50%
Tax-exempt debt	0.30%	1.22%
Fixed-rate debt converted to floating *	1.23%	2.30%
*
As discussed in Note 13, as of December 31, 2010, we have interest rate swaps relating to $400.0 million of our fixed-rate debt. In January 2011, we terminated $200.0 million of these swaps.

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

Dividend Restrictions

Constellation Energy

Constellation Energy pays dividends on its common stock after its Board of Directors declares them. There are no contractual limitations on Constellation Energy paying common stock dividends, unless Constellation Energy elects to defer interest payments on the 8.625% Series A Junior Subordinated Debentures due June 15, 2063, and any deferred interest remains unpaid.

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

10 Taxes

The components of income tax expense are as follows:

Year Ended December 31,	2010	2009	2008

	(Dollar amounts in millions)
Income Taxes
Current
Federal	$(46.9)	$891.5	$2.8
State	102.0	260.4	48.1

Current taxes charged to expense	55.1	1,151.9	50.9
Deferred
Federal	(521.4)	1,474.5	(101.6)
State	(194.9)	372.5	(21.2)

Deferred taxes (credited) charged to expense	(716.3)	1,847.0	(122.8)
Investment tax credit adjustments	(4.5)	(12.1)	(6.4)

Income taxes per Consolidated Statements of Income (Loss)	$(665.7)	$2,986.8	$(78.3)

        Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

Reconciliation of Income Taxes Computed at Statutory Federal Rate to Total Income Taxes
(Loss) Income from continuing operations before income taxes	$(1,597.5)	$7,490.2	$(1,396.7)
Statutory federal income tax rate	35%	35%	35%

Income taxes computed at statutory federal rate	(559.1)	2,621.6	(488.8)
Increases (decreases) in income taxes due to
State income taxes, net of federal income tax benefit	(60.4)	411.0	17.3
Merger-related transaction costs	—	(79.3)	416.2
Interest expense on mandatorily redeemable preferred stock	—	23.7	7.8
Qualified decommissioning impairment losses	—	3.1	(28.5)
Amortization of deferred investment tax credits	(4.5)	(12.1)	(6.4)
Noncontrolling interest operating results	(13.1)	(16.4)	6.0
Nondeductible international losses	—	19.2	—
Other	(28.6)	16.0	(1.9)

Total income taxes	$(665.7)	$2,986.8	$(78.3)

Effective income tax rate	41.7%	39.9%	5.6%

        BGE's effective tax rate was 39.7% in 2010, 41.3% in 2009, and 28.7% in 2008. In general, the primary difference between BGE's effective tax rate and the 35% statutory federal income tax rate for all years relates to Maryland corporate income taxes, net of the related federal income tax benefit. The decrease in BGE's effective tax rate in 2010 is primarily due to the inclusion of a loss on the sale of a noncontrolling interest in pretax earnings in 2009 that was not included in 2010 pretax earnings as a result of the January 2010 sale of that interest. The increase in BGE's 2009 effective tax rate from 2008 is primarily due to higher taxable income. For 2008, BGE had lower taxable income related to the 2008 Maryland settlement agreement, which increased the relative impact of favorable permanent tax adjustments on BGE's 2008 effective tax rate.

        The major components of our net deferred income tax liability are as follows:

	Constellation Energy		BGE
At December 31,	2010	2009	2010	2009

	(In millions)
Deferred Income Taxes
Deferred tax liabilities
Net property, plant and equipment	$1,768.3	$1,189.5	$1,152.3	$920.1
Regulatory assets, net	256.8	263.0	256.8	263.0
Derivative assets and liabilities, net	(34.1)	329.6	—	—
Investment in CENG	1,044.3	2,114.7	—	—
Other	12.1	6.2	(80.0)	(55.1)

Total deferred tax liabilities	3,047.4	3,903.0	1,329.1	1,128.0
Deferred tax assets
Defined benefit obligations	249.0	311.7	(79.7)	(23.7)
Financial investments and hedging instruments	111.4	337.0	—	—
Deferred investment tax credits	10.9	13.0	3.2	3.8
Other	129.8	163.7	20.6	71.5

Total deferred tax assets	501.1	825.4	(55.9)	51.6

Total deferred tax liability, net	2,546.3	3,077.6	1,385.0	1,076.4
Less: Current portion of deferred tax liability/(asset)	56.5	(127.9)	30.1	(11.2)

Long-term portion of deferred tax liability, net	$2,489.8	$3,205.5	$1,354.9	$1,087.6

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

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2010 and 2009 and our total unrecognized tax benefits at December 31, 2010 and 2009:

	2010	2009

	(In millions)
Total unrecognized tax benefits, January 1	$312.5	$189.7
Increases in tax positions related to the current year	5.9	101.5
Increases in tax positions related to prior years	26.0	148.4
Reductions in tax positions related to prior years	(104.0)	(126.3)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.6)	(0.8)

Total unrecognized tax benefits, December 31 (1)	$239.8	$312.5

(1)
BGE's portion of our total unrecognized tax benefits at December 31, 2010 and 2009 was $72.9 million and $111.8 million, respectively.

        If the total amount of unrecognized tax benefits of $239.8 million were ultimately realized, our income tax expense would decrease by approximately $167 million. However, the $167 million includes state tax refund claims of $55.9 million that have been disallowed by tax authorities and are subject to appeals.

        It is reasonably possible that unrecognized tax benefits could decrease within the next year by approximately $72.9 million as a result of an expected settlement with the IRS regarding BGE's change of accounting method for tax purposes with respect to certain transmission and distribution expenditures. This decrease is not expected to have a material impact on BGE's financial condition or results of operation.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax (benefit) expense relating to liabilities for unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2010	2009	2008

	(In millions)
Interest and penalties recorded as tax (benefit) expense	$(6.3)	$12.8	$(0.4)

BGE's portion of interest and penalties was immaterial for all years.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $16.8 million, of which BGE's portion was $3.8 million at December 31, 2010, and $23.1 million, of which BGE's portion was $1.6 million, at December 31, 2009.

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

Outgoing Lease Payments

We, as lessee, lease certain facilities and equipment. The lease agreements expire on various dates and have various renewal options. We also enter into certain power purchase agreements which are accounted for as operating leases. We classify power purchase agreements as leases if the agreement in substance provides us the ability to control the use of the underlying power generating facilities.

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

        Through June 2009, we also entered into time charter purchase agreements which entitled us to the use of dry bulk freight vessels in the management of our global coal and logistics services. Certain of these contracts must be accounted for as leases. Our time charter leases have terms ranging in duration from 1 to 60 months. These arrangements do not include provisions for material rent increases and do not have provisions for rent holidays, contingent rentals or other incentives. In 2010, 2009, and 2008, we recognized aggregate lease expense of approximately $11 million, $145 million and $477 million, respectively, related to 12, 31 and 49 dry bulk freight vessels, respectively, hired under time charter arrangements. The average term of these arrangements is approximately 2-3 months. We record the payments as "Fuel and purchased energy expenses" in our Consolidated Statements of Income (Loss).

        We recognized expense related to our operating leases as follows:

	Fuel and purchased energy expenses	Operating expenses	Total

	(In millions)
2010	$227.9	$30.2	$258.1
2009	385.6	37.2	422.8
2008	664.8	38.0	702.8

        At December 31, 2010, we owed future minimum payments for long-term, noncancelable, operating leases as follows:

Year	Power Purchase Agreements	Other	Total

	(In millions)
2011	$171.3	$30.8	$202.1
2012	145.6	26.8	172.4
2013	130.8	24.8	155.6
2014	126.0	22.5	148.5
2015	126.6	26.3	152.9
Thereafter	72.6	35.7	108.3

Total future minimum lease payments	$772.9	$166.9	$939.8

Sub-Lease Arrangements

We provide time charters of dry bulk freight vessels as part of the logistical services provided to our global customers that qualify as sub-leases of our time charter purchase contracts. In 2010, 2009, and 2008, we recorded sub-lease income of approximately $25 million, $114 million and $289 million, respectively, related to our time charter sub-leases. We record sub-lease income as part of "Nonregulated revenues" in our Consolidated Statements of Income (Loss). As of December 31, 2010, the future minimum rentals to be received for these time charters are shown below:

Year	Time Charter Sub-Leases

(In millions)
2011	$22.4
2012	24.2
2013	17.5
2014	9.8
2015	9.8
Thereafter	28.6

Total future minimum lease rentals	$112.3

12 Commitments, Guarantees, and Contingencies

Commitments

We have made substantial commitments in connection with our Generation, NewEnergy, and regulated electric and gas, and other nonregulated businesses. These commitments relate to:

  •
  purchase of electric generating capacity and energy,
  •
  procurement and delivery of fuels,
  •
  the capacity and transmission and transportation rights for the physical delivery of energy to meet our obligations to our customers, and
  •
  long-term service agreements, capital for construction programs, and other.

        Our Generation and NewEnergy businesses enter into various long-term contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2011 and 2018. In addition, our NewEnergy business enters into long-term contracts for the capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers. These contracts expire in various years between 2011 and 2030.

        Our Generation and NewEnergy businesses also have committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. As of December 31, 2010, these contracts expire between 2011 and 2013 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From January 1, 2011 to September 2011	100%
From October 2011 to May 2012	75
From June 2012 to September 2012	50
From October 2012 to May 2013	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort agreement reached with the Maryland PSC.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas procurement contracts that expire in 2011, and transportation and storage contracts that expire between 2012 and 2027. The cost of gas under these contracts is recoverable under BGE's gas cost adjustment clause discussed in Note 1, and therefore are excluded from the table later in this Note.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At December 31, 2010, we estimate our future obligations to be as follows:

	Payments
	2011	2012- 2013	2014- 2015	Thereafter	Total

	(In millions)
Competitive Businesses:
Purchased capacity and energy	$430.6	$503.0	$164.3	$263.6	$1,361.5
Purchased energy from CENG (1)	488.4	1,761.2	1,735.5		3,985.1
Fuel and transportation	535.7	449.9	250.2	176.0	1,411.8
Long-term service agreements, capital, and other	6.6	11.5	7.4	5.4	30.9

Total competitive businesses	1,461.3	2,725.6	2,157.4	445.0	6,789.3
Corporate and Other:
Long-term service agreements, capital, and other	22.5	11.6	0.1	—	34.2
Regulated:
Purchase obligations and other	23.9	6.9	—	—	30.8

Total future obligations	$1,507.7	$2,744.1	$2,157.5	$445.0	$6,854.3

(1)
As part of reaching a comprehensive agreement with EDF in October 2010, we modified our existing power purchase agreement with CENG to be unit contingent through the end of its original term in 2014. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, we agreed to purchase 50.01% of the available output of CENG's nuclear plants at market prices. We have included in the table our commitments under this agreement for five years, the time period for which we have more reliable data. Further, we continue to own a 50.01% membership interest in CENG that we account for as an equity method investment. See Note 16 for more details on this agreement.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2019 and provide for the sale of energy to electric distribution utilities and certain retail customers. Our power sales contracts associated with our power plants extend for terms into 2016 and provide for the sale of all or a portion of the actual output of certain of our power plants. Substantially all long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At December 31, 2010	Stated Limit

(In billions)
Constellation Energy guarantees	$9.1
BGE guarantees	0.3

Total guarantees	$9.4

        At December 31, 2010, Constellation Energy had a total of $9.4 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed a face amount of $9.1 billion as follows:
  •
  $8.6 billion on behalf of our Generation and NewEnergy business to allow it the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $1.5 billion at December 31, 2010, which represents the total amount the parent company could be required to fund based on December 31, 2010 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
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

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed there to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Act of 1934 and restricting the suit to those persons who purchased debentures in the June 2008 offering. We are unable at this time to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

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

        Approximately 485 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results.

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

Environmental Matters

Solid and Hazardous Waste

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is indemnified by a wholly owned subsidiary of Constellation Energy for most of the costs related to this settlement and clean-up of the site. The potential range of clean-up costs will not be known until the investigation is closer to completion, which is expected in early 2011. The completed investigation will provide a range of remediation alternatives to the EPA, and the EPA is expected to select one of the alternatives by the end of 2011. In addition, the allocation of the costs among the potentially responsible parties is not yet known. The clean-up costs we incur could have a material effect on our financial results.

Air Quality

In January 2009, the EPA issued a notice of violation (NOV) to a subsidiary of Constellation Energy, as well as the other owners and the operator of the Keystone coal-fired power plant in Shelocta, Pennsylvania. We hold a 20.99% interest in the Keystone plant. The NOV alleges that the plant performed various capital projects beginning in 1984 without complying with the new source review permitting requirements of the Clean Air Act. The EPA also contends that the alleged failure to comply with those requirements are continuing violations under the plant's air permits. The EPA could seek civil penalties under the Clean Air Act for the alleged violations.

        The owners and operator of the Keystone plant are investigating the allegations and have entered into discussions with the EPA. We believe there are meritorious defenses to the allegations contained in the NOV. However, we cannot predict the outcome of this proceeding and it is not possible to determine our actual liability, if any, at this time.

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $10.6 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $6.6 million of these costs as of December 31, 2010, resulting in a remaining liability at December 31, 2010 of $4.0 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

Investment in CENG

On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG to EDF. As a result of the sale, we now hold a 50.01% interest in CENG. As a 50.01% owner in CENG, we are subject to certain capital contribution requirements, which may be greater than the amount planned and, therefore, could have an adverse impact on our financial results.

        In addition, if the fair value of our investment in CENG declines to a level below our carrying value and the decline is considered other-than-temporary, we may write down the investment to fair value, which would adversely affect our financial results. During 2010, we recorded an impairment on our investment in CENG. We discuss this impairment charge in more detail in Note 2.

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

Property and Accidental Outage Insurance

CENG's plants are provided property and accidental outage insurance through Nuclear Electric Insurance Limited (NEIL). Prior to July 1, 2010, CENG was the member-insured of NEIL. Effective July 1, 2010, Constellation Energy and EDF became the members-insured through their ownership interest in CENG. As the members-insured, Constellation Energy and EDF have assigned the loss benefits under the insurance to CENG's plants, with CENG named as an additional insured party.

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

13 Derivatives and Fair Value Measurements

Use of Derivative Instruments

Nature of Our Business and Associated Risks

Our business activities primarily include our Generation, NewEnergy, regulated electric and gas businesses. Our Generation and NewEnergy businesses include:

  •
  the generation of electricity from our owned and contractually- controlled physical assets,
  •
  the sale of power, gas, and other energy commodities to wholesale and retail customers, and
  •
  risk management services and energy trading activities.

        Our regulated electric and gas businesses engage in electricity and gas transmission and distribution activities in Central Maryland at prices set by the Maryland PSC that are generally designed to recover our costs, including purchased fuel and energy. Substantially all of our risk management activities involving derivatives occur outside our regulated businesses.

        In carrying out our competitive business activities, we purchase and sell power, fuel, and other energy-related commodities in competitive markets. These activities expose us to significant risks, including market risk from price volatility for energy commodities and the credit risks of counterparties with which we enter into contracts. The sources of these risks include, but are not limited to, the following:

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

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2011 through 2016. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $388.0 million at December 31, 2010 and $951.3 million at December 31, 2009.

        We expect to reclassify $236.6 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at December 31, 2010. However, the actual amount reclassified into earnings could vary from the amounts recorded at December 31, 2010, due to future changes in market prices.

        When we determine that a forecasted transaction originally hedged has become probable of not occurring, we reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

Year ended December 31,	2010	2009	2008

	(In millions)
Pre-tax losses	$(0.3)	$(241.0)	$(31.7)

Interest Rate Swaps Designated as Cash Flow Hedges

We use interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances and to manage our exposure to fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges, net of associated deferred income tax effects, is recorded in "Accumulated other comprehensive loss" in our Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss). We reclassify gains and losses on the hedges from "Accumulated other comprehensive loss" into "Interest expense" in our Consolidated Statements of Income (Loss) during the periods in which the interest payments being hedged occur.

        Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $10.1 million at December 31, 2010 and $11.3 million at December 31, 2009. We expect to reclassify $0.9 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

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

        As of December 31, 2010, we have interest rate swaps qualifying as fair value hedges relating to $400 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $35.7 million at December 31, 2010 and $35.8 million at December 31, 2009 and was recorded as an increase in our "Derivative assets" and an increase in our "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps.

        In January 2011, we terminated $200 million of these interest rate swaps as a result of retiring all of our fixed-rate debt maturing in 2012 and received $13.8 million in cash.

        During February 2011, we entered into interest rate swaps qualifying as fair value hedges related to $350 million of our fixed rate debt maturing in 2015, and converted this notional amount of debt to floating rate. We also entered into $150 million of interest rate swaps related to our fixed rate debt maturing in 2020 that do not qualify as fair value hedges, which are discussed under Mark-to-Market below.

Hedge Ineffectiveness

For all categories of commodity contract derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

Year ended December 31,	2010	2009	2008

	(In millions)
Cash-flow hedges	$(91.3)	$11.3	$(121.0)
Fair value hedges	—	23.9	20.6

Total	$(91.3)	$35.2	$(100.4)

        We did not have any fair value hedges for which we have excluded a portion of the change in fair value from our effectiveness assessment.

Mark-to-Market

We generally apply mark-to-market accounting for risk management and trading activities for which changes in fair value more closely reflect the economic performance of the underlying business activity. However, we also use mark-to-market accounting for derivatives related to the following activities:

  •
  our competitive retail gas customer supply activities, which are managed using economic hedges that we have not designated as cash-flow hedges in order to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible,
  •
  economic hedges of activities that require accrual accounting for which the related hedge requires mark-to-market accounting, and
  •
  during February 2011, we entered into interest rate swaps related to $150 million of our fixed rate debt maturing in 2020, and converted this notional amount of debt to floating rate. However, these interest rate swaps do not qualify as fair value hedges and will be marked to market through earnings.

Origination Gains

We may record origination gains associated with commodity derivatives subject to mark-to-market accounting. Origination gains represent the initial fair value of certain structured transactions that our wholesale marketing, risk management, and trading operation executes to meet the risk management needs of our customers. Historically, transactions that result in origination gains have been unique and resulted in individually significant gains from a single transaction. We generally recognize origination gains when we are able to obtain observable market data to validate that the initial fair value of the contract differs from the contract price. Origination gains recognized in the past three years include:

  •
  none in 2010,
  •
  none in 2009, and
  •
  $73.8 million pre-tax in 2008 resulting from 6 transactions.

Termination or Restructuring of Commodity Derivative Contracts

We may terminate or restructure in-the-money contracts in exchange for upfront cash payments and a reduction or cancellation of future performance obligations. The termination or restructuring of contracts allows us to lower our exposure to performance risk under these contracts. We had no such transactions for commodity derivative contracts in 2010, 2009 and 2008.

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

        The gross asset and liability values in the tables below are segregated between those derivatives designated in qualifying hedge accounting relationships and those not designated in hedge accounting relationships. Derivatives not designated in hedging relationships include our NewEnergy retail power and gas customer supply operation, economic hedges of accrual activities, the total return swaps entered into to effect the sale of the international commodities and Houston-based gas trading operations in 2009, and risk management and trading activities which we have substantially curtailed as part of our effort to reduce risk in our business. We use the end of period accounting designation to determine the classification for each derivative position.

As of December 31, 2010	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values (3)	Liability Values (4)	Asset Values (3)	Liability Values (4)	Asset Values (3)	Liability Values (4)

	(In millions)
Power contracts	$1,167.9	$(1,362.8)	$6,795.0	$(7,166.5)	$7,962.9	$(8,529.3)
Gas contracts	1,902.3	(1,832.8)	3,390.1	(3,155.3)	5,292.4	(4,988.1)
Coal contracts	97.0	(48.6)	266.0	(259.7)	363.0	(308.3)
Other commodity contracts (1)	—	—	61.4	(61.6)	61.4	(61.6)
Interest rate contracts	35.7	—	34.4	(35.7)	70.1	(35.7)
Foreign exchange contracts	—	—	11.0	(8.4)	11.0	(8.4)

Total gross fair values	$3,202.9	$(3,244.2)	$10,557.9	$(10,687.2)	$13,760.8	$(13,931.4)

Netting arrangements (5)					(12,955.5)	12,955.5
Cash collateral					(28.4)	0.6

Net fair values					$776.9	$(975.3)

Net fair value by balance sheet line item:
Accounts receivable (2)					$(16.4)
Derivative assets—current					534.4
Derivative assets—noncurrent					258.9
Derivative liabilities—current						(622.3)
Derivative liabilities—noncurrent						(353.0)

Total Derivatives					$776.9	$(975.3)

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

        The primary purpose of these tables is to disaggregate the risks being managed using derivatives. In order to achieve this objective, we prepare this table by separating each individual derivative contract that is in the money from each contract that is out of the money and present such amounts on a gross basis, even for offsetting contracts that have identical quantities for the same commodity, location, and delivery period. We must also present these components excluding the substantive credit-risk reducing effects of master netting agreements and collateral. As a result, the gross "asset" and "liability" amounts for each contract type far exceed our actual economic exposure to commodity price risk and credit risk. Our actual economic exposure consists of the net derivative position combined with our nonderivative accrual contracts, such as those for load-serving, and our physical assets, such as our power plants. Our actual derivative credit risk exposure after master netting agreements and cash collateral is reflected in the net fair value amounts shown at the bottom of the table above. Our total economic and credit exposures, including derivatives, are managed in a comprehensive risk framework that includes risk measures such as economic value at risk, stress testing, and maximum potential credit exposure.

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

Cash Flow Hedges				Year Ended December 31,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
			Statement of Income (Loss) Line Item
Contract type:	2010	2009		2010	2009	2010	2009

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$144.5	$362.5		$(165.8)	$(180.6)	$8.9	$77.5
Gas contracts	(59.1)	(65.1)		90.8	(67.3)	(0.3)	6.3
Coal contracts	—	10.0		—	(229.9)	—	—
Other commodity contracts (1)	—	6.8		(0.7)	(0.4)	—	(6.2)
Interest rate contracts	—	(0.3)		—	(0.3)	—	—
Foreign exchange contracts	—	2.5		(1.0)	(1.1)	—	—

Total gains (losses)	$85.4	$316.4	Total included in nonregulated revenues	$(76.7)	$(479.6)	$8.6	$77.6

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(377.4)	$(1,056.0)		$(1,036.1)	$(1,905.3)	$(40.7)	$(42.2)
Gas contracts	(141.5)	103.7		216.5	165.8	(64.3)	(15.2)
Coal contracts	65.9	(77.7)		(34.6)	(187.6)	4.9	(8.9)
Other commodity contracts (2)	(0.2)	(12.3)		(0.3)	8.2	0.2	—
Foreign exchange contracts	—	—		—	—	—	—

Total losses	$(453.2)	$(1,042.3)	Total included in fuel and purchased energy expense	$(854.5)	$(1,918.9)	$(99.9)	$(66.3)

Hedges of interest rates:			Interest expense
Interest rate contracts	—	—		4.3	0.6	—	—

Total gains	$—	$—	Total included in interest expense	$4.3	$0.6	$—	$—

Grand total (losses) gains	$(367.8)	$(725.9)		$(926.9)	$(2,397.9)	$(91.3)	$11.3

(1)
Other commodity sale contracts include oil and freight contracts.

(2)
Other commodity purchase contracts include freight and emission allowances.

        The following table presents gains and losses on derivatives designated as fair value hedges and, separately, the gains and losses on the hedged item. As discussed earlier, we record the unrealized gains and losses on fair value hedges as well as changes in the fair value of the hedged asset or liability in earnings as they occur. The difference between these amounts represents hedge ineffectiveness. Due to the sale of our Houston-based gas trading operation, we do not have any activity for fair value hedges related to gas contracts since the second quarter of 2009.

Fair Value Hedges	Year Ended December 31,

		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
	Statement of Income (Loss) Line Item
Contract type:		2010	2009	2010	2009

		(In millions)
Commodity contracts:
Gas contracts	Nonregulated revenues	$—	$40.6	$—	$(16.7)
Interest rate contracts	Interest expense	18.0	(0.1)	(15.6)	0.7

Total gains (losses)		$18.0	$40.5	$(15.6)	$(16.0)

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

Mark-to-Market Derivatives	Year Ended December 31,

		Amount of Gain (Loss) Recorded in Income on Derivative
	Statement of Income (Loss) Line Item
Contract type:		2010	2009

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$(26.2)	$250.9
Gas contracts	Nonregulated revenues	41.4	(360.0)
Coal contracts	Nonregulated revenues	13.3	14.0
Other commodity contracts (1)	Nonregulated revenues	(15.4)	(11.7)
Coal contracts	Fuel and purchased energy expense	—	(109.8)
Interest rate contracts	Nonregulated revenues	(2.3)	(27.2)
Foreign exchange contracts	Nonregulated revenues	(1.2)	7.6

Total gains (losses)		$9.6	$(236.2)

(1)
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

        First, the volume information is not a complete representation of our market price risk because it only includes derivative contracts. Accordingly, this table does not present a complete picture of our overall net economic exposure, and should not be interpreted as an indication of open or unhedged commodity positions, because the use of derivatives is only one of the means by which we engage in and manage the risks of our business. For example, the table does not include power or fuel quantities and risks arising from our physical assets, non-derivative contracts, and forecasted transactions that we manage using derivatives; a portion of these volumes reduces those risks. It also does not include volumes of commodities under nonderivative contracts that we use to serve customers or manage our risks. Our actual net economic exposure from our generating facilities and customer supply activities is reduced by derivatives, and the exposure from our trading activities is managed and controlled through the risk measures discussed above. Therefore, the information in the table below is only an indication of that portion of our business that we manage through derivatives and serves primarily to identify the extent of our derivatives activities and the types of risks that they are intended to manage.

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

        The following tables present the volume of our derivative activities as of December 31, 2010 and 2009, shown by contractual settlement year.

Quantities (1) Under Derivative Contracts				As of December 31, 2010

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	21.2	—	3.8	4.2	2.3	0.2	31.7
Gas (mmBTU)	175.3	90.1	80.2	64.7	24.1	—	434.4
Coal (Tons)	4.4	2.5	0.1	—	—	—	7.0
Oil (BBL)	0.2	0.1	0.1	—	—	—	0.4
Emission Allowances (Tons)	1.5	—	—	—	—	—	1.5
Renewable Energy Credits (Number of credits)	0.4	0.3	0.3	0.3	0.3	0.7	2.3
Interest Rate Contracts	$639.4	$490.7	$941.8	$405.0	$460.0	$175.0	$3,111.9
Foreign Exchange Rate Contracts	$48.7	$8.7	$16.8	$16.8	$15.5	$—	$106.5

Quantities (1) Under Derivative Contracts				As of December 31, 2009

Contract Type (Unit)	2010	2011	2012	2013	2014	Thereafter	Total

	(In millions)
Power (MWH)	32.7	1.6	3.2	3.2	0.1	0.9	41.7
Gas (mmBTU)	37.3	37.4	22.1	21.0	22.7	21.3	161.8
Coal (Tons)	3.9	3.9	0.2	—	—	—	8.0
Oil (BBL)	0.3	—	—	—	—	—	0.3
Emission Allowances (Tons)	7.2	—	—	—	—	—	7.2
Interest Rate Contracts	$972.3	$140.6	$440.5	$58.2	$255.0	$200.0	$2,066.6
Foreign Exchange Rate Contracts	$27.9	$72.4	$16.7	$16.7	$16.8	$15.5	$166.0

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

        The following tables present information related to these derivatives at December 31, 2010 and 2009. Based on contractual provisions, we estimate that if Constellation Energy's senior unsecured debt were downgraded, our total contingent collateral obligation for derivatives in a net liability position was $0.1 billion at December 31, 2010 and $0.2 billion as of December 31, 2009, which represents the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade. These amounts are associated with net derivative liabilities totaling $0.9 billion at December 31, 2010 and $1.0 billion at December 31, 2009 after reflecting legally binding master netting agreements and collateral already posted.

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

Credit-Risk Related Contingent Feature			As of December 31, 2010

Gross Fair Value of Derivative Contracts Containing This Feature (1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements (2)	Net Fair Value of Derivative Contracts Containing This Feature (3)	Amount of Posted Collateral (4)	Contingent Collateral Obligation (5)

		(In billions)
$4.6	$(3.7)	$0.9	$0.7	$0.1

Credit-Risk Related Contingent Feature			As of December 31, 2009

Gross Fair Value of Derivative Contracts Containing This Feature (1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements (2)	Net Fair Value of Derivative Contracts Containing This Feature (3)	Amount of Posted Collateral (4)	Contingent Collateral Obligation (5)

		(In billions)
$8.6	$(7.6)	$1.0	$0.7	$0.2

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

(4)
Amount includes cash collateral posted of $0.6 million and letters of credit of $656.9 million at December 31, 2010 and cash collateral posted of $125.6 million and letters of credit of $585.2 million at December 31, 2009.

(5)
Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Derivative-Related Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1. At December 31, 2010, two counterparties, a large power cooperative and CENG, comprise total exposure concentrations of 25%.

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

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (BGE's assets and liabilities measured at fair value on a recurring basis are immaterial):

	As of December 31, 2010
	Assets	Liabilities

	(In millions)
Cash equivalents	$1,545.4	$—
Equity securities	43.7	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	534.4	(622.3)
Noncurrent	258.9	(353.0)

Total classified as derivative assets and liabilities	793.3	(975.3)
Classified as accounts receivable (1)	(16.4)	—

Total derivative instruments	776.9	(975.3)

Total recurring fair value measurements	$2,366.0	$(975.3)

(1)
Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

	As of December 31, 2009
	Assets	Liabilities

	(In millions)
Cash equivalents	$3,065.4	$—
Equity securities	46.2	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	639.1	(632.6)
Noncurrent	633.9	(674.1)

Total classified as derivative assets and liabilities	1,273.0	(1,306.7)
Classified as accounts receivable (1)	(348.7)	—

Total derivative instruments	924.3	(1,306.7)

Total recurring fair value measurements	$4,035.9	$(1,306.7)

(1)
Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

        Cash equivalents represent money market funds which are included in "Cash and cash equivalents" in the Consolidated Balance Sheets. Equity securities primarily represent mutual fund investments which are included in "Other assets" in the Consolidated Balance Sheets. Derivative instruments represent unrealized amounts related to all derivative positions, including futures, forwards, swaps, and options. We classify exchange-listed contracts as part of "Accounts Receivable" in our Consolidated Balance Sheets. We classify the remainder of our derivative contracts as "Derivative assets" or "Derivative liabilities" in our Consolidated Balance Sheets.

        The tables below set forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 and 2009. For December 31, 2010, our net derivative assets and liabilities are disaggregated on a gross contract-by-contract basis. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure. Therefore, the objective of this table is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized.

At December 31, 2010	Level 1	Level 2	Level 3	Netting and Cash Collateral (1)	Total Net Fair Value

	(In millions)
Cash equivalents	$1,545.4	$—	$—	$—	$1,545.4
Equity securities	43.7	—	—	—	43.7
Derivative assets:
Power contracts	—	7,509.6	453.3
Gas contracts	63.9	5,113.3	115.2
Coal contracts	—	355.6	7.4
Other commodity contracts	6.6	54.8	—
Interest rate contracts	33.1	37.0	—
Foreign exchange contracts	—	11.0	—

Total derivative assets	103.6	13,081.3	575.9	(12,983.9)	776.9

Derivative liabilities:
Power contracts	—	(7,758.2)	(771.1)
Gas contracts	(72.7)	(4,910.3)	(5.1)
Coal contracts	—	(307.4)	(0.9)
Other commodity contracts	(7.1)	(54.5)	—
Interest rate contracts	(35.7)	—	—
Foreign exchange contracts	—	(8.4)	—

Total derivative liabilities	(115.5)	(13,038.8)	(777.1)	12,956.1	(975.3)

Net derivative position	(11.9)	42.5	(201.2)	(27.8)	(198.4)

Total	$1,577.2	$42.5	$(201.2)	$(27.8)	$1,390.7

(1)
We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At December 31, 2010, we included $28.4 million of cash collateral held and $0.6 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

At December 31, 2009	Level 1	Level 2	Level 3	Netting and Cash Collateral (1)	Total Net Fair Value

	(In millions)
Cash equivalents	$3,065.4	$—	$—	$—	$3,065.4
Equity securities—mutual funds	46.2	—	—	—	46.2
Derivative assets	80.7	19,393.9	803.3	(19,353.6)	924.3
Derivative liabilities	(79.0)	(19,519.5)	(1,094.8)	19,386.6	(1,306.7)

Net derivative position	1.7	(125.6)	(291.5)	33.0	(382.4)

Total	$3,113.3	$(125.6)	$(291.5)	$33.0	$2,729.2

(1)
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
  •
  Bilateral derivative contracts with a lower availability of pricing information are classified in Level 3. In addition, structured transactions, such as certain options, may require us to use internally developed model inputs, which might not be observable in or corroborated by the market, to determine fair value. When such unobservable inputs have more than an insignificant impact on the measurement of fair value, we classify the instrument within Level 3.

        During 2010, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

        We utilize models based upon the income approach to measure the fair value of derivative contracts classified as Level 2 or 3. Generally, we use similar models to value similar instruments. In order to determine fair value, we utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include:

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
  •
  Credit-spread adjustment—for risk management purposes, we compute the value of our derivative assets and liabilities using a risk-free discount rate. In order to compute fair value for financial reporting purposes, we adjust the value of our derivative assets to reflect the credit-worthiness of each counterparty based upon either published credit ratings or equivalent internal credit ratings and associated default probability percentages. We compute this adjustment by applying a default probability percentage to our outstanding credit exposure, net of collateral, for each counterparty. The level of this adjustment increases as our credit exposure to counterparties increases, the maturity terms of our transactions increase, or the credit ratings of our counterparties deteriorate, and it decreases when our credit exposure to counterparties decreases, the maturity terms of our transactions decrease, or the credit ratings of our counterparties improve. As part of our evaluation, we assess whether the counterparties' published credit ratings are reflective of current market conditions. We review available observable data including bond prices and yields and credit default swaps to the extent it is available. We also consider the credit risk measurement implied by that data in determining our default probability percentages, and we evaluate its reliability based upon market liquidity, comparability, and other factors. We also use a credit-spread adjustment in order to reflect our own credit risk in determining the fair value of our derivative liabilities.

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

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements, which predominantly relate to power contracts:

	Year Ended December 31,
	2010	2009

	(In millions)
Balance at beginning of period	$(291.5)	$37.0
Realized and unrealized (losses) gains:
Recorded in income	157.0	(297.0)
Recorded in other comprehensive income	95.2	201.6
Purchases, sales, issuances, and settlements	(69.6)	(140.8)
Transfers into Level 3 (1)	73.6
Transfers out of Level 3 (1)	(165.9)
Net transfers into and out of Level 3	(92.3)	(92.3)

Balance at end of year	$(201.2)	$(291.5)

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$189.5	$(27.8)

(1)
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

Nonrecurring Measurements

The table below sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2010:

	Fair Value at September 30, 2010	Fair Value at December 31, 2010		Level 3	Losses for the year ended December 31, 2010

	(In millions)
Investment in CENG	$2,970.4	$	N/A	$2,970.4	$2,275.0
Other investments:
UNE	—		N/A	—	143.4
Qualifying facilities—coal	36.7		N/A	36.7	50.0
Qualifying facilities—hydroelectric	N/A		14.8	14.8	8.4

Total other investments	36.7		14.8	51.5	201.8

Total	$3,007.1		$14.8	$3,021.9	$2,476.8

        During the quarter ended September 30, 2010, we recorded other-than-temporary impairment charges of $2,468.4 million on our equity method investments including CENG, UNE, and three coal-fired generating facilities located in California. Additionally, during the quarter ended December 31, 2010, we recorded an other-than-temporary impairment charge of $8.4 million on one of our equity investments that own a hydroelectric generating facility in California. These fair value measurements included significant unobservable inputs, and, as such, the entire amounts of the measurements were classified as Level 3. We discuss these impairment charges, including the inputs and valuation techniques used to estimate the fair value of these equity method investments, in more detail in Note 2.

        There were no nonrecurring measurements in 2009.

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At December 31,	2010		2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$248.7	$249.2	$167.6	$166.0
Fixed-rate long-term debt:
Constellation Energy (including BGE)	4,229.3	4,518.4	4,225.0	4,433.1
BGE	2,143.6	2,301.8	2,200.1	2,280.5
Variable-rate long-term debt:
Constellation Energy (including BGE)	528.7	528.7	649.9	649.9
BGE	—	—	—	—

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

14 Stock-Based Compensation

Under our long-term incentive plans, we grant stock options, performance and service-based restricted stock, performance- and service-based units, stock units, deferred cash and equity to officers, key employees, and members of the Board of Directors. In May 2010, shareholders approved Constellation Energy's Amended and Restated 2007 Long-Term Incentive Plan, including an increase in the number of shares available for issuance by 9,000,000. Any shares covered by an outstanding award under any of our long-term incentive plans that are forfeited or cancelled, expire or are settled in cash will become available for issuance under the Amended and Restated 2007 Long-Term Incentive Plan. At December 31, 2010, there were 12,818,160 shares available for issuance under the 2007 Long-Term Incentive Plan. At December 31, 2010, we had stock options, restricted stock, performance units and equity grants outstanding as discussed below. We may issue new shares, reuse forfeited shares, or buy shares in the market in order to deliver shares to employees for our equity grants. BGE officers and key employees participate in our stock-based compensation plans. The expense recognized by BGE in 2010, 2009, and 2008 was not material to BGE's financial results.

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

        The fair value of our stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model based on the following weighted- average assumptions:

	2010	2009	2008

Risk-free interest rate	1.87%	1.95%	2.57%
Expected life (in years)	4.0	4.0	4.0
Expected market price volatility factor	32.5%	37.8%	25.8%
Expected dividend yield	2.74%	4.83%	1.85%

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

        Summarized information for our stock option grants is as follows:

	2010		2009		2008

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	(Shares in thousands)
Outstanding, beginning of year	8,146	$44.36	6,058	$59.99	6,145	$55.90
Granted with exercise prices at fair market value	1,468	35.07	3,511	20.14	1,434	93.79
Exercised	(235)	23.53	(83)	31.07	(375)	47.02
Forfeited/expired	(309)	43.41	(1,340)	52.41	(1,146)	84.59

Outstanding, end of year	9,070	$43.43	8,146	$44.36	6,058	$59.99

Exercisable, end of year	5,316	$52.65	4,114	$55.81	4,665	$52.13

Weighted-average fair value per share of options granted with exercise prices at fair market value		$7.60		$4.24		$18.75

        The following table summarizes additional information about stock options during 2010, 2009 and 2008:

	2010	2009	2008

	(In millions)
Stock Option Expense Recognized	$9.9	$14.2	$11.0
Stock Options Exercised:
Cash Received for Exercise Price	5.5	2.6	20.2
Intrinsic Value Realized by Employee	2.7	0.2	14.1
Realized Tax Benefit	1.1	0.1	5.7
Fair Value of Options that Vested	54.4	11.0	98.3

        As of December 31, 2010, we had $3.8 million of unrecognized compensation cost related to the unvested portion of outstanding stock option awards, of which $2.8 million is expected to be recognized during 2011.

        The following table summarizes additional information about stock options outstanding at December 31, 2010 (stock options in thousands):

	Outstanding		Exercisable
					Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Stock Options	Aggregate Intrinsic Value	Stock Options	Aggregate Intrinsic Value

		(In millions)		(In millions)	(In years)
$ 0 – $ 20	2,896	$31.9	871	$9.6	8.2
$20 – $ 40	2,422	—	930	—	6.8
$40 – $ 60	2,245	—	2,245	—	4.7
$60 – $ 80	762	—	762	—	6.2
$80 – $100	745	—	508	—	7.1

	9,070	$31.9	5,316	$9.6

Restricted Stock Awards

In addition to stock options, we issue service-based common stock that vests over periods ranging from one to five years and fully vested common stock units with sales restrictions ranging from approximately 10 months to 5 years. We account for these awards as equity awards, whereby we recognize the value of the market price of the underlying stock on the date of grant as compensation expense immediately for fully vested common stock units with sales restrictions or over the service period either ratably or in tranches (depending if the award has cliff or graded vesting) for service-based common stock.

        We recorded compensation expense related to our restricted stock awards of $9.5 million in 2010, $16.7 million in 2009, and $35.3 million in 2008. The tax benefits received associated with our restricted awards were $10.0 million in 2010, $6.7 million in 2009, and $20.1 million in 2008.

        Summarized share information for our restricted stock awards is as follows:

	2010	2009	2008

	(Shares in thousands)
Outstanding, beginning of year	1,017	1,033	1,322
Granted	832	866	365
Released to participants	(713)	(701)	(536)
Canceled	(56)	(181)	(118)

Outstanding, end of year	1,080	1,017	1,033

Weighted-average fair value of restricted stock granted (per share)	$34.83	$19.83	$94.62

Total fair value of shares for which restriction has lapsed (in millions)	$24.9	$16.5	$49.7

        As of December 31, 2010, we had $8.6 million of unrecognized compensation cost related to the unvested portion of outstanding restricted stock awards expected to be recognized within a 43-month period. At December 31, 2010, we have recorded in "Common shareholders' equity" approximately $18.6 million and approximately $37.4 million at December 31, 2009 for the unvested portion of service-based restricted stock granted from 2008 until 2010 to officers and other employees that is contingently redeemable in cash upon a change in control.

Performance-Based Units

We recognize compensation expense ratably for our performance-based awards, which are classified as liability awards, for which the fair value of the award is remeasured at each reporting period. Each unit is equivalent to $1 in value and cliff vests at the end of a three-year service and performance period. The level of payout is based on the achievement of certain performance goals at the end of the three-year period and will be settled in cash. We recognized compensation expense of $6.2 million in 2010, compensation expense of $1.5 million in 2009, and a reduction of expense of $3.2 million in 2008 for these awards. During the 12 months ended December 31, 2010, no performance-based unit awards vested. During the 12 months ended December 31, 2009, no performance-based unit awards vested. During the 12 months ended December 31, 2008, our 2005 performance-based unit award vested and we paid $24.2 million in cash to settle the award. As of December 31, 2010, we had $11.8 million of unrecognized compensation cost related to the unvested portion of outstanding performance-based unit awards expected to be recognized within a 26-month period.

Equity-Based Grants

We recorded compensation expense of $0.8 million in 2010, $0.9 million in 2009, and $0.9 million in 2008 related to equity-based grants to members of the Board of Directors.

15 Merger and Acquisitions

CPower

In October 2010, we acquired 100% ownership of CPower, an energy management and demand response provider, for $77.8 million in cash, all of which was paid at closing. CPower designs and manages programs that allow its customers to reduce electricity demand at times of peak usage. We have included CPower's results of operations in our consolidated financial statements as part of our NewEnergy business segment since the date of acquisition.

        We recorded the major classes of assets acquired and liabilities assumed as follows:

At October 11, 2010

(In millions)
Cash and cash equivalents	$4.9
Other current assets	10.8
Goodwill (1)	51.5
Acquired intangible assets (2)	13.4
Other assets	12.0

Total assets acquired	92.6

Total liabilities	(14.8)

Net assets acquired	$77.8

(1)
$3.6 million is deductible for tax purposes.

(2)
The weighted average amortization for these intangibles is approximately 2 years.

        The pro-forma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2010, 2009 and 2008.

Boston Generating

In January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion, subject to a working capital true-up adjustment. The fleet acquired includes the following four natural gas power plants and one fuel oil plant located in the Boston, Massachusetts area:

  •
  Mystic 7—574 MW,
  •
  Mystic 8 and 9—1,580 MW,
  •
  Fore River—787 MW, and
  •
  Mystic Jet, a fuel oil plant—9 MW.

        Upon signing an asset purchase agreement in August 2010, we deposited $50.0 million into an escrow account and recorded this amount as "Restricted cash—current" on our Consolidated Balance Sheets. This deposit plus interest was applied toward the purchase price at closing in January 2011.

        We will account for this acquisition as a business combination, and, beginning in January 2011, we will include these assets and the related results of operations in our Generation business segment.

Texas Combined Cycle Generation Facilities

In May 2010, we acquired 100% ownership of the 550 MW Colorado Bend Energy Center and the 550 MW Quail Run Energy Center natural gas combined cycle generation facilities in Texas for $372.9 million, all of which was paid in cash at closing. We include these facilities as part of our Generation business and have included their results of operations in our consolidated financial statements since the date of acquisition.

        We recorded the major classes of assets acquired and liabilities assumed as follows:

At May 17, 2010

(In millions)
Current assets	$7.1
Property, plant and equipment	368.6

Total assets acquired	375.7

Current liabilities	(2.8)

Net assets acquired	$372.9

        The pro-forma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2010, 2009 and 2008.

Criterion Wind Project

In April 2010, we acquired 100% ownership of a 70 MW Criterion wind project to be constructed in Garrett County, Maryland. In December 2010, we placed this facility in commercial operation. This wind energy project was developed, constructed, and is owned by our Generation business.

        The pro-forma impact of all of the 2010 acquisitions, collectively, would not have been material to our results of operations for the years ended December 31, 2010, 2009 and 2008.

CLT Energy Services Group

On July 1, 2009, we acquired 100% ownership of CLT Energy Services Group, doing business as CLT Efficient Technologies Group (CLT) for $21.9 million, of which $20.8 million was paid in cash at closing. We include CLT as part of our NewEnergy business and have included its results of operations in our consolidated financial statements since the date of acquisition. CLT is an energy services company that provides energy performance contracting and energy efficiency engineering services.

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

16 Related Party Transactions

Constellation Energy

CENG

On November 6, 2009, upon the sale of a membership interest in CENG, our nuclear generation and operation business, to EDF, we deconsolidated CENG and began accounting for our 50.01% membership interest in CENG as an equity method investment. On November 3, 2010, we closed on a comprehensive agreement with EDF that restructures the relationship between our two companies.

        In connection with the closing of the 2009 transaction with EDF, we entered into a power purchase agreement (PPA) with CENG with an initial fair value of $0.8 billion under which we will purchase between 85-90% of the output of CENG's nuclear plants that is not sold to third parties under pre-existing PPAs over the five year term of the PPA. As part of the 2010 comprehensive agreement with EDF, the PPA was modified to be unit contingent for prospective trades beginning in November 2010 through the end of its term in 2014. In addition, beginning on January 1, 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants, and EDF will purchase 49.99% of that output.

        In addition to the PPA, in 2009 we entered into a power services agency agreement (PSA) and an administrative service agreement (ASA). The PSA is a five-year agreement under which we will provide scheduling, asset management and billing services to CENG and recognize average annual revenue of approximately $16 million. The ASA was initially a one year agreement that was renewable annually. Under the ASA, we provided administrative support services to CENG for a fee of approximately $66 million for 2010. The fees for administrative support services are subject to change in future years based on the level of services provided. The fee for 2011 will be approximately $48 million. The charges under this agreement are intended to represent the actual cost of the services provided to CENG by us. As part of the 2010 comprehensive agreement with EDF, the ASA was extended through 2017 to include a consumption-based pricing structure in addition to the fixed-price structure.

        The impact of transactions under these agreements is summarized below:

Agreement	Amount Recognized in Earnings for the Year Ended December 31, 2010	Amount Recognized in Earnings for the Period from November 6, 2009 through December 31, 2009	Income Statement Classification	Accounts Receivable/ (Accounts Payable) at December 31, 2010

(In millions)
PPA	$900.8	$122.5	Fuel and purchased energy expenses	$(47.6)
PSA	(16.1)	(2.7)	Nonregulated revenues	—
ASA	(66.0)	(10.0)	Operating expenses	5.5

UNE

We sold our interest in UNE during 2010. We discuss this transaction in more detail in Note 4.

CEP

On March 31, 2008, our NewEnergy business sold its working interest in 83 oil and natural gas producing wells in Oklahoma to CEP, an equity method investment of Constellation Energy, for total proceeds of approximately $53 million. Our NewEnergy business recognized a $14.3 million gain, net of the minority interest gain of $0.7 million on the sale and exclusive of our 28.5% ownership interest in CEP. This gain is recorded in "Gains on Sales of Assets" in our Consolidated Statements of Income (Loss).

BGE—Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our NewEnergy business will supply a portion of BGE's market-based standard offer service obligation to electric customers through May 31, 2013.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

Year Ended December 31,	2010	2009	2008

	(In millions)
Electricity purchased for resale expenses	$428.0	$623.5	$802.0

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

        The following table presents all of the costs Constellation Energy charged to BGE in each period, both directly-charged and allocated.

Year ended December 31,	2010	2009	2008

	(In millions)
Charges to BGE	$184.8	$164.7	$153.6

        Other nonregulated affiliates of BGE also charge BGE for the costs of certain services provided.

BGE—Balance Sheet

Through January 7, 2010, BGE participated in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. Under this arrangement, BGE had invested $314.7 million at December 31, 2009.

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

2010 Quarterly Data—Constellation Energy
				Net Income (Loss) Attributable to Common Stock			2010 Quarterly Data—BGE
	Revenues	Income (Loss) from Operations	Net Income (Loss)		Earnings (Loss) Per Share from Operations— Diluted	Earnings (Loss) Per Share of Common Stock— Diluted		Revenues	Income from Operations	Net Income	Net Income Attributable to Common Stock

	(In millions, except per share amounts)							(In millions)
Quarter Ended							Quarter Ended
March 31	$3,586.6	$415.1	$191.3	$191.5	$0.95	$0.95	March 31	$1,069.3	$136.9	$64.4	$61.1
June 30	3,309.9	181.9	83.8	72.6	0.36	0.36	June 30	751.5	55.9	17.0	13.7
September 30	3,968.9	(2,246.7)	(1,375.0)	(1,406.5)	(6.99)	(6.99)	September 30	856.1	75.6	31.8	28.5
December 31	3,474.6	406.7	168.1	159.8	0.79	0.79	December 31	784.8	85.8	34.4	31.1

Year Ended							Year Ended
December 31	$14,340.0	$(1,243.0)	$(931.8)	$(982.6)	$(4.90)	$(4.90)	December 31	$3,461.7	$354.2	$147.6	$134.4

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution.

First quarter results include:

  •
  a $8.8 million after-tax charge for the deferred income tax expense impact relating to federal subsidies for providing post-employment prescription drug benefits,
  •
  a $30.9 million after-tax loss for the early retirement of 2012 Notes,
  •
  a $25.7 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $25.7 million after-tax charge for the impact of the PPA with CENG, and
  •
  a $2.9 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Second quarter results include:

  •
  a $37.0 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $29.1 million after-tax charge for the impact of the PPA with CENG, and
  •
  a $2.9 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Third quarter results include:

  •
  a $1,465.3 million after-tax charge for the impairment of certain of our equity method investments,
  •
  a $31.5 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $28.9 million after-tax charge for the impact of the PPA with CENG,
  •
  a $24.7 million after-tax gain on the sale of our interest in the Mammoth Lakes geothermal generating facility, and
  •
  a $2.9 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Fourth quarter results include:

  •
  a $21.8 million after-tax charge for an impairment and an adjustment to income tax expenses associated with certain of our equity method investments,
  •
  a $23.3 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $29.6 million after-tax charge for the impact of the PPA with CENG,
  •
  a $35.4 million after-tax gain on the settlement of an international coal contract dispute,
  •
  a $121.3 million after-tax gain on the comprehensive agreement with EDF, and
  •
  a $4.9 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

        We discuss these items in Note 2.

2009 Quarterly Data—Constellation Energy							2009 Quarterly Data—BGE
	Revenues	Income (Loss) from Operations	Net Income (Loss)	Net Income Attributable to Common Stock	Earnings (Loss) Per Share from Operations— Diluted	Earnings (Loss) Per Share of Common Stock— Diluted		Revenues	Income (Loss) from Operations	Net Income	Net Income Attributable to Common Stock

	(In millions, except per share amounts)							(In millions)
Quarter Ended							Quarter Ended
March 31	$4,303.4	$(212.1)	$(119.7)	$(123.5)	$(0.62)	$(0.62)	March 31	$1,193.7	$168.7	$85.0	$81.7
June 30	3,864.1	230.6	28.3	8.1	0.04	0.04	June 30	767.4	54.3	16.0	12.7
September 30	4,027.7	534.3	167.4	137.6	0.69	0.69	September 30	866.5	78.7	32.3	28.6
December 31	3,403.6	7,428.2	4,427.4	4,421.2	21.96	21.96	December 31	751.4	(33.3)	(42.6)	(38.2)

Year Ended							Year Ended
December 31	$15,598.8	$7,981.0	$4,503.4	$4,443.4	$22.19	$22.19	December 31	$3,579.0	$268.4	$90.7	$84.8

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

Second quarter results include:

  •
  a $123.8 million after-tax loss on the sale of a majority of our international commodities operation, our Houston-based gas trading operation, certain other trading operations, and a uranium market participant, the reclassification of losses on previously designated cash-flow hedges from Accumulated Other Comprehensive Loss, and earnings that are no longer part of our core business,
  •
  a $59.0 million after-tax charge for the impairment of our shipping joint venture,
  •
  a $6.1 million after-tax charge for the impairment of certain of our nuclear decommissioning trust fund investments,
  •
  a $4.9 million after-tax charge for certain long-lived assets that ceased to be used in connections with the divestiture of a majority of our international commodities operation and our Houston-based gas trading operation as well as the write-off of an uncollectible advance to an affiliate,
  •
  a $1.5 million after-tax charge for the impairment of our investment in CEP LLC,
  •
  merger termination and strategic alternatives costs totaling $4.0 million after-tax,
  •
  workforce reduction costs totaling $1.1 million after-tax, and
  •
  a $5.2 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

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

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of Constellation Energy have each evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2010 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that Constellation Energy files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended December 31, 2010, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The additional information required by this item will be set forth under Stock Ownership in the Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in item (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	8,451	$43.44	12,818
Equity compensation plans not approved by security holders	619	$43.20	—

Total	9,070	$43.43	12,818

The plans that do not require shareholder approval are the Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan (Designated as Exhibit No. 10(j)) and the Constellation Energy Group, Inc. Management Long-Term Incentive Plan (Designated as Exhibit No. 10(k)). A brief description of the material features of each of these plans is set forth below.

2002 Senior Management Long-Term Incentive Plan

The 2002 Senior Management Long-Term Incentive Plan became effective May 24, 2002 and authorized the issuance of up to 4,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Any shares covered by an outstanding award that is forfeited or cancelled, expires or is settled in cash will become available for issuance under the shareholder-approved Amended and Restated 2007 Long-Term Incentive Plan. Shares delivered pursuant to awards under this plan may be authorized and unissued shares or shares purchased on the open market in accordance with the applicable securities laws. Restricted stock, restricted stock unit, and performance unit award payouts will be accelerated and stock options and stock appreciation rights gains will be paid in cash in the event of a change in control, as defined in the plan. The plan is administered by Constellation Energy's Chief Executive Officer.

Management Long-Term Incentive Plan

The Management Long-Term Incentive Plan became effective February 1, 1998 and authorized the issuance of up to 3,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Any shares covered by an outstanding award that is forfeited or cancelled, expires or is settled in cash will become available for issuance under the shareholder-approved Amended and Restated 2007 Long-Term Incentive Plan. Shares delivered pursuant to awards under the plan may be authorized and unissued shares or shares purchased on the open market in accordance with applicable securities laws. Restricted stock, restricted stock units, and performance unit award payouts will be accelerated and stock options and stock appreciation rights will become fully exercisable in the event of a change in control, as defined by the plan. The plan is administered by Constellation Energy's Chief Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The additional information required by this item will be set forth under Related Persons Transactions and Determination of Independence in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2011 in the Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:
1.	Financial Statements:
Reports of Independent Registered Public Accounting Firm dated March 1, 2011 of PricewaterhouseCoopers LLP
Consolidated Statements of Income (Loss)—Constellation Energy Group for three years ended December 31, 2010
Consolidated Balance Sheets—Constellation Energy Group at December 31, 2010 and December 31, 2009
Consolidated Statements of Cash Flows—Constellation Energy Group for three years ended December 31, 2010
Consolidated Statements of Common Shareholders' Equity and Comprehensive Income (Loss)—Constellation Energy Group for three years ended December 31, 2010
Consolidated Statements of Income—Baltimore Gas and Electric Company for three years ended December 31, 2010
Consolidated Balance Sheets—Baltimore Gas and Electric Company at December 31, 2010 and December 31, 2009
Consolidated Statements of Cash Flows—Baltimore Gas and Electric Company for three years ended December 31, 2010
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Schedules other than Schedule II are omitted as not applicable or not required.
3.	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(c)	—	Asset Purchase Agreement, dated as of August 7, 2010, by and among EBG Holdings LLC, Boston Generating, LLC, Mystic I, LLC, Fore River Development, LLC, BG Boston Services, LLC, BG New England Power Services, Inc., Constellation Holdings, Inc. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated August 11, 2010, File No. 1-12869.)
*2	(d)	—	Master Agreement, dated as of October 26, 2010, by and between Electricite de France, S.A. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 1, 2010, File No. 1-12869.)
*2	(e)	—	Put Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., Constellation Nuclear, LLC, and Constellation Energy Nuclear Group, LLC. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 8, 2010, File No. 1-12869.)
*3	(a)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of December 17, 2008. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated December 17, 2008, File No. 1-12869.)
*3	(b)	—	Correction to Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 25, 2008. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
*3	(c)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of September 19, 2008. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated September 19, 2008, File No. 1-12869.)

Exhibit Number
*3	(d)	—	Articles of Amendment to the Charter of Constellation Energy Group, Inc. as of July 21, 2008. (Designated as Exhibit No. 3(a) to the Quarterly Report on Form 10-Q dated June 30, 2008, File Nos. 1-12869 and 1-1910.)
*3	(e)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of April 10, 2007. (Designated as Exhibit 3(a) to the Current Report on Form 8-K dated April 10, 2007, File No. 1-12869.)
*3	(f)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 20, 2001. (Designated as Exhibit No. 3(e) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*3	(g)	—	Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)
*3	(h)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc., as of July 19, 1999. (Designated as Exhibit No. 99.1 to the Current Report on Form 8-K dated July 19, 1999, File Nos. 1-12869 and 1-1910.)
*3	(i)	—	Amended and Restated Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Appendix B to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed March 3, 1999, File No. 33-64799.)
*3	(j)	—	Bylaws of Constellation Energy Group, Inc., as amended to July 18, 2008. (Designated as Exhibit No. 3 to the Current Report on Form 8-K dated July 18, 2008, File No. 1-12869.)
*3	(k)	—	Articles of Amendment to the Charter of BGE as of February 2, 2010. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated February 4, 2010, File No. 1-1910.)
*3	(l)	—	Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-1910.)
*3	(m)	—	Bylaws of BGE, as amended to February 4, 2010. (Designated as Exhibit No. 3.2 to the Current Report on Form 8-K dated February 4, 2010, File No. 1-1910.)
*4	(a)	—	Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 dated March 29, 1999, File No. 333-75217.)
*4	(b)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) to the Registration Statement on Form S-3 dated January 24, 2003, File No. 333-102723.)
*4	(c)	—	Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(d)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 27, 2008. (Designated as Exhibit 4(a) to the Current Report on Form 8-K dated June 30, 2008, File No. 1-12869.)
*4	(e)	—	Indenture dated June 19, 2008 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-12869 and 1-1910.)
*4	(f)	—	Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe Deposit and trust Company), Trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3, File No. 2-98443); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated as Exhibit 4(a) to the Current Report on Form 8-K, dated November 13, 1987, File No. 1-1910) and as of January 26, 1993 (Designated as Exhibit 4(b) to the Current Report on Form 8-K, dated January 29, 1993, File No. 1-1910.)
*4	(g)	—	Form of Subordinated Indenture between BGE and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(d) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)

Exhibit Number
*4	(h)	—	Form of Supplemental Indenture between BGE and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(i)	—	Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(j)	—	Form of Junior Subordinated Debenture (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(k)	—	Form of Amended and Restated Declaration of Trust (including Form of Preferred Security) (Designated as Exhibit 4(c) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(l)	—	Indenture dated as of July 24, 2006 between BGE and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(m)	—	First Supplemental Indenture between BGE and Deutsche Bank Trust Company Americas, as trustee, dated as of October 13, 2006. (Designated as Exhibit No. 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*4	(n)	—	Indenture and Security Agreement dated as of July 9, 2009, between BGE and Deutsche Bank Trust Company Americas, as trustee (including form of BGE Officer's Certificate and form of Senior Secured Bond) (Designated as Exhibit Nos. 4(u) and 4(u)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 dated July 9, 2009, File Nos. 333-157637 and 333-157637-01.)
*4	(o)	—	Supplemental Indenture No. 1, dated as of October 1, 2009, to the Indenture and Security Agreement dated as of July 9, 2009, between BGE and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File Nos. 1-12869 and 1-1910.)
*4	(p)	—	BGE Deed of Easement and Right-of-Way Grant dated as of July 9, 2009 (Designated as Exhibit No. 4(u)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 dated July 9, 2009, File Nos. 333-157637 and 333-157637-01.)
*4	(q)	—	Indenture dated as of June 29, 2007, by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary. (Designated as Exhibit 4.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*4	(r)	—	Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary (Designated as Exhibit No. 4(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-1910.)
*4	(s)	—	Replacement Capital Covenant dated June 27, 2008. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated June 30, 2008, File No. 1-12869.)
*4	(t)	—	Officers' Certificate, dated December 14, 2010, establishing the 5.15% Notes due December 1, 2020 of Constellation Energy Group, Inc., with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated December 14, 2010, File No. 1-12869.)
+*10	(a)	—	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(b)	—	Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
*10	(c)	—	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(c) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)

Exhibit Number
+*10	(d)	—	Constellation Energy Group, Inc. Benefits Restoration Plan, amended and restated effective June 1, 2010. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Nos. 1-12869 and 1-1910.)
+*10	(e)	—	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. (Designated as Exhibit No. 10(e) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(f)	—	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(g)	—	Constellation Energy Group, Inc. Executive Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(h)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File Nos. 1-12869 and 1-1910.)
+*10	(i)	—	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
+*10	(j)	—	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
+*10	(k)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
+*10	(l)	—	Constellation Energy Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated June 4, 2010, File No. 1-12869.)
+*10	(m)	—	Consent of Mayo A. Shattuck III to termination of change-in-control agreement. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(n)	—	Consent of Michael J. Wallace to termination of change-in-control agreement. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(o)	—	Consent of Henry B. Barron, Jr. to termination of change-in-control agreement. (Designated as Exhibit No. 10.3 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
*10	(p)	—	Rate Stabilization Property Servicing Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as servicer (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(q)	—	Administration Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as administrator (Designated as Exhibit 10.3 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(r)	—	Second Amended and Restated Operating Agreement, dated as of November 6, 2009, by and among Constellation Energy Nuclear Group, LLC, Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Development Inc., and for certain limited purposes, E.D.F. International S.A. and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 12, 2009, File No. 1-12869.)
10	(s)	—	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A.
10	(t)	—	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A.

Exhibit Number
*10	(u)	—	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
*10	(v)	—	Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein. (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated October 21, 2010, File No. 1-12869.)
*10	(w)	—	Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
+10	(x)	—	Form of Grant Agreement for Stock Units with Sales Restriction.
12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
12	(b)	—	Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
21		—	Subsidiaries of the Registrant.
23	(a)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23	(b)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (for Constellation Energy Nuclear Group, LLC).
31	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	—	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	—	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	(a)	—	Audited Financial Statements of Constellation Energy Nuclear Group, LLC.
*99	(b)	—	Operating Agreement, dated as of February 4, 2010, by and among RF HoldCo LLC, Constellation Energy Group, Inc. and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99.1 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)

Exhibit Number
*99	(c)	—	Contribution Agreement, dated as of February 4, 2010, by and among Constellation Energy Group, Inc., BGE and RF HoldCo LLC. (Designated as Exhibit No. 99.2 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
*99	(d)	—	Purchase Agreement, dated as of February 4, 2010, by and between RF HoldCo LLC and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99.3 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
101	.INS	—	XBRL Instance Document
101	.SCH	—	XBRL Taxonomy Extension Schema Document
101	.PRE	—	XBRL Taxonomy Presentation Linkbase Document
101	.LAB	—	XBRL Taxonomy Label Linkbase Document
101	.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101	.DEF	—	XBRL Taxonomy Definition Linkbase Document
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
	(In millions)
Reserves deducted in the Balance Sheet from the assets to which they apply:
Constellation Energy
Accumulated Provision for Uncollectibles
2010	$160.6	$76.2	$27.6	(B)	$(91.5	)(C)	$172.9
2009	240.6	71.2	(5.0	)(A)	(146.2	)(C)	160.6
2008	44.9	127.1	102.3	(B)	(33.7	)(C)	240.6
Valuation Allowance
Net unrealized (gain) loss on available for sale securities
2010	(2.8)	—	(0.1	)(D)	—		(2.9)
2009	2.1	(3.6)	(1.3	)(D)	—		(2.8)
2008	(17.3)	7.0	0.3	(D)	12.1	(E)	2.1
Net unrealized (gain) loss on nuclear decommissioning trust funds
2010	—	—	—		—		—
2009	(49.6)	—	(201.0	)(D)	250.6	(F)	—
2008	(256.7)	—	207.1	(D)	—		(49.6)
BGE
Accumulated Provision for Uncollectibles
2010	47.2	45.6	—		(56.9	)(C)	35.9
2009	34.2	41.8	—		(28.8	)(C)	47.2
2008	21.1	34.5	—		(21.4	)(C)	34.2
(A)
Represents amounts recorded as an increase to nonregulated revenues resulting from a settlement with a counterparty that was in default.

(B)
Represents amounts recorded as a reduction to nonregulated revenues resulting from liquidated damages claims upon termination of derivatives or other contracts which were determined to be uncollectible.

(C)
Represents principally net amounts charged off as uncollectible.

(D)
Represents amounts recorded in or reclassified from accumulated other comprehensive loss.

(E)
Represents sale of a marketable security.

(F)
Represents decrease due to the deconsolidation of CENG.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Group, Inc., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (REGISTRANT)
Date: March 1, 2011	By	/s/	MAYO A. SHATTUCK III
Mayo A. Shattuck III Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Group, Inc., the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	M. A. Shattuck III	Chairman of the Board, President, Chief Executive Officer, and Director	March 1, 2011
M. A. Shattuck III
Principal financial officer:
By	/s/	J. W. Thayer	Senior Vice President and Chief Financial Officer	March 1, 2011
J. W. Thayer
Principal accounting officer:
By	/s/	B. P. Wright	Vice President, Chief Accounting Officer, and Controller	March 1, 2011
B. P. Wright
Directors:
/s/		Y. C. de Balmann	Director	March 1, 2011

Y. C. de Balmann
/s/		A. C Berzin	Director	March 1, 2011

A. C. Berzin
/s/		J. T. Brady	Director	March 1, 2011

J. T. Brady
/s/		J. R. Curtiss	Director	March 1, 2011

J. R. Curtiss
/s/		F. A. Hrabowski, III	Director	March 1, 2011

F. A. Hrabowski, III

Signature		Title	Date

/s/	N. Lampton	Director	March 1, 2011

N. Lampton
/s/	R. J. Lawless	Director	March 1, 2011

R. J. Lawless
/s/	J. L. Skolds	Director	March 1, 2011

J. L. Skolds
/s/	M. D. Sullivan	Director	March 1, 2011

M. D. Sullivan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY (REGISTRANT)
March 1, 2011	By	/s/	KENNETH W. DEFONTES, JR.
Kenneth W. DeFontes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	K. W. DeFontes, Jr.	President, Chief Executive Officer, and Director	March 1, 2011
K. W. DeFontes, Jr.
Principal financial and accounting officer:
By	/s/	C.V. Khouzami	Chief Financial Officer and Treasurer	March 1, 2011
C. V. Khouzami
Directors:
/s/		M. D. Sullivan	Chairman of the Board of Directors	March 1, 2011
M. D. Sullivan
/s/		T. F. Brady	Director	March 1, 2011

T. F. Brady
/s/		J. Haskins, Jr.	Director	March 1, 2011

J. Haskins, Jr.
/s/		C. D. Hayden	Director	March 1, 2011

C. D. Hayden
/s/		M. A. Shattuck III	Director	March 1, 2011

M. A. Shattuck III
/s/		M. J. Wallace	Director	March 1, 2011

M. J. Wallace

EXHIBIT INDEX

Exhibit Number
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(c)	—
Asset Purchase Agreement, dated as of August 7, 2010, by and among EBG Holdings LLC, Boston Generating, LLC, Mystic I, LLC, Fore River Development, LLC, BG Boston Services, LLC, BG New England Power Services, Inc., Constellation Holdings, Inc. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated August 11, 2010, File No. 1-12869.)
*2	(d)	—
Master Agreement, dated as of October 26, 2010, by and between Electricite de France, S.A. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 1, 2010, File No. 1-12869.)
*2	(e)	—
Put Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., Constellation Nuclear, LLC, and Constellation Energy Nuclear Group, LLC. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 8, 2010, File No. 1-12869.)
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
Amended and Restated Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Appendix B to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed March 3, 1999, File No. 33-64799.)
*3	(j)	—	Bylaws of Constellation Energy Group, Inc., as amended to July 18, 2008. (Designated as Exhibit No. 3 to the Current Report on Form 8-K dated July 18, 2008, File No. 1-12869.)
*3	(k)	—	Articles of Amendment to the Charter of BGE as of February 2, 2010. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated February 4, 2010, File No. 1-1910.)

Exhibit Number
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

Exhibit Number
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
*4	(s)	—	Replacement Capital Covenant dated June 27, 2008. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated June 30, 2008, File No. 1-12869.)
*4	(t)	—
Officers' Certificate, dated December 14, 2010, establishing the 5.15% Notes due December 1, 2020 of Constellation Energy Group, Inc., with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated December 14, 2010, File No. 1-12869.)
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
Constellation Energy Group, Inc. Benefits Restoration Plan, amended and restated effective June 1, 2010. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Nos. 1-12869 and 1-1910.)
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
Constellation Energy Group, Inc. Executive Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-12869 and 1-1910.)
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

Exhibit Number
+*10	(k)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
+*10	(l)	—	Constellation Energy Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated June 4, 2010, File No. 1-12869.)
+*10	(m)	—	Consent of Mayo A. Shattuck III to termination of change-in-control agreement. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(n)	—	Consent of Michael J. Wallace to termination of change-in-control agreement. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(o)	—	Consent of Henry B. Barron, Jr. to termination of change-in-control agreement. (Designated as Exhibit No. 10.3 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
*10	(p)	—
Rate Stabilization Property Servicing Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as servicer (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(q)	—
Administration Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as administrator (Designated as Exhibit 10.3 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(r)	—
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
10	(s)	—
Amendment No. 1 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A.
10	(t)	—
Amendment No. 2 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A.
*10	(u)	—
Amendment No. 3 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
*10	(v)	—
Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein. (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated October 21, 2010, File No. 1-12869.)
*10	(w)	—
Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
+10	(x)	—	Form of Grant Agreement for Stock Units with Sales Restriction.
12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
12	(b)	—
Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
21		—	Subsidiaries of the Registrant.

Exhibit Number
23	(a)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23	(b)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (for Constellation Energy Nuclear Group, LLC).
31	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	—	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	—
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
32	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	(a)	—	Audited Financial Statements of Constellation Energy Nuclear Group, LLC.
*99	(b)	—
Operating Agreement, dated as of February 4, 2010, by and among RF HoldCo LLC, Constellation Energy Group, Inc. and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99-1 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
*99	(c)	—
Contribution Agreement, dated as of February 4, 2010, by and among Constellation Energy Group, Inc., BGE and RF HoldCo LLC. (Designated as Exhibit No. 99-2 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
*99	(d)	—
Purchase Agreement, dated as of February 4, 2010, by and between RF HoldCo LLC and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99-3 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
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