Form 10-Q
period 2011-03-31
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2011-05-09
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 200,702,529 shares outstanding of Constellation Energy Group, Inc. on April 29, 2011.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2011	2010

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,613.9	$2,518.2
Regulated electric revenues	650.1	751.3
Regulated gas revenues	306.2	317.1

Total revenues	3,570.2	3,586.6
Expenses
Fuel and purchased energy expenses	2,478.2	2,362.1
Fuel and purchased energy expenses from affiliate	194.8	198.5
Operating expenses	438.2	396.4
Depreciation, depletion, accretion, and amortization	154.1	131.9
Taxes other than income taxes	77.7	66.8

Total expenses	3,343.0	3,155.7
Equity Investment Losses	(9.6)	(20.7)
Net Gain on Divestitures	—	4.9

Income from Operations	217.6	415.1
Other Expense	(19.0)	(22.3)
Fixed Charges
Interest expense	71.3	121.5
Interest capitalized and allowance for borrowed funds used during construction	(2.2)	(15.6)

Total fixed charges	69.1	105.9

Income from Continuing Operations Before Income Taxes	129.5	286.9
Income Tax Expense	50.1	95.6

Net Income	79.4	191.3
Less: Net Income (Loss) Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	9.0	(0.2)

Net Income Attributable to Common Stock	$70.4	$191.5

Average Shares of Common Stock Outstanding—Basic	199.4	200.3
Average Shares of Common Stock Outstanding—Diluted	200.7	201.9

Earnings Per Common Share—Basic	$0.35	$0.96

Earnings Per Common Share—Diluted	$0.35	$0.95

Dividends Declared Per Common Share	$0.24	$0.24

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended March 31,
	2011	2010

	(In millions)
Net Income	$79.4	$191.3
Other comprehensive income (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net income, net of taxes	58.1	108.5
Net unrealized gain (loss) on hedging instruments, net of taxes	5.4	(232.9)
Available-for-sale securities:
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	—	(0.1)
Net unrealized gain on securities, net of taxes	—	0.2
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	7.9	5.9
Net unrealized gain on foreign currency, net of taxes	1.5	1.7
Other comprehensive income—equity investment in CENG, net of taxes	12.8	9.9
Other comprehensive loss—other equity method investees, net of taxes	—	(0.2)

Comprehensive income	165.1	84.3
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	9.0	(0.2)

Comprehensive Income Attributable to Common Stock	$156.1	$84.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2011*	December 31, 2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,157.5	$2,028.5
Accounts receivable (net of allowance for uncollectibles of $79.5 and $85.0, respectively)	1,813.1	2,059.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $90.3 and $87.9, respectively)	295.8	308.9
Income taxes receivable	33.5	152.7
Fuel stocks	355.9	361.1
Materials and supplies	128.7	104.3
Derivative assets	350.0	534.4
Unamortized energy contract assets (includes $311.0 and $400.9, respectively, related to CENG)	431.4	544.7
Restricted cash	2.3	52.0
Restricted cash—consolidated variable interest entities	75.1	52.3
Other	209.2	254.5

Total current assets	4,852.5	6,452.6

Investments and Other Noncurrent Assets
Investment in CENG	2,996.5	2,991.1
Other investments	194.4	189.9
Regulatory assets (net)	377.6	374.1
Goodwill	79.9	77.0
Derivative assets	234.3	258.9
Unamortized energy contract assets	83.1	109.8
Other	261.0	286.3

Total investments and other noncurrent assets	4,226.8	4,287.1

Property, Plant and Equipment
Property, plant and equipment	14,877.8	13,588.9
Accumulated depreciation	(4,413.5)	(4,310.1)

Net property, plant and equipment	10,464.3	9,278.8

Total Assets	$19,543.6	$20,018.5

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2011*	December 31, 2010

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$34.1	$32.4
Current portion of long-term debt	22.0	245.6
Current portion of long-term debt—consolidated variable interest entities	59.7	59.7
Accounts payable	859.6	1,072.6
Accounts payable—consolidated variable interest entities	179.9	189.8
Derivative liabilities	492.8	622.3
Unamortized energy contract liabilities	132.9	130.5
Deferred income taxes	21.4	56.5
Accrued taxes	80.6	71.0
Accrued expenses	271.8	358.1
Other	543.3	438.7

Total current liabilities	2,698.1	3,277.2

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,602.2	2,489.8
Asset retirement obligations	33.0	32.3
Derivative liabilities	299.7	353.0
Unamortized energy contract liabilities	384.2	411.1
Defined benefit obligations	583.3	574.7
Deferred investment tax credits	26.5	27.6
Other	232.7	296.0

Total deferred credits and other noncurrent liabilities	4,161.6	4,184.5

Long-term Debt, Net of Current Portion	4,047.5	4,054.2
Long-term Debt, Net of Current Portion—consolidated variable interest entities	394.6	394.6
Equity
Common shareholders' equity:
Common stock	3,251.1	3,231.7
Retained earnings	5,293.8	5,270.8
Accumulated other comprehensive loss	(587.6)	(673.3)

Total common shareholders' equity	7,957.3	7,829.2
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	94.5	88.8

Total equity	8,241.8	8,108.0

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$19,543.6	$20,018.5

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2011	2010

	(In millions)
Cash Flows From Operating Activities
Net income	$79.4	$191.3
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation, depletion, accretion, and amortization	154.1	131.9
Amortization of energy contracts and derivatives designated as hedges	111.4	17.4
All other amortization	8.1	6.0
Deferred income taxes	19.2	(2.4)
Investment tax credit adjustments	(1.1)	(1.1)
Deferred fuel costs	16.9	23.9
Deferred storm costs	(15.5)	—
Defined benefit obligation expense	19.0	20.6
Defined benefit obligation payments	(7.9)	(15.5)
Gain on divestitures	—	(4.9)
Equity in earnings of affiliates less than dividends received	12.0	31.3
Derivative contracts classified as financing activities	7.6	39.1
Changes in:
Accounts receivable, excluding margin	147.8	87.0
Derivative assets and liabilities, excluding collateral	210.0	(75.9)
Net collateral and margin	18.4	(109.1)
Materials, supplies, and fuel stocks	10.5	38.2
Other current assets	171.2	35.3
Accounts payable	(273.5)	(33.0)
Liability for unrecognized tax benefits	2.3	(15.5)
Accrued taxes and other current liabilities	(1.8)	(931.0)
Other	(0.8)	3.0

Net cash provided by (used in) operating activities	687.3	(563.4)

Cash Flows From Investing Activities
Investments in property, plant and equipment	(231.8)	(190.9)
Asset and business acquisitions, net of cash acquired	(1,084.0)	—
Proceeds from sales of investments and other assets	—	24.8
Proceeds from investment tax credits and grants related to renewable energy investments	15.2	—
Contract and portfolio acquisitions	(3.7)	(3.4)
Decrease (Increase) in restricted funds	28.1	(66.1)
Other	(2.1)	1.5

Net cash used in investing activities	(1,278.3)	(234.1)

Cash Flows From Financing Activities
Net issuance (repayment) of short-term borrowings	1.7	(24.9)
Proceeds from issuance of common stock	5.7	11.0
Repayment of long-term debt	(228.5)	(600.7)
Debt and credit facility costs	(3.1)	(4.0)
Common stock dividends paid	(45.8)	(46.3)
BGE preference stock dividends paid	(3.3)	(3.3)
Derivative contracts classified as financing activities	(7.6)	(39.1)
Other	0.9	2.6

Net cash used in financing activities	(280.0)	(704.7)

Net Decrease in Cash and Cash Equivalents	(871.0)	(1,502.2)
Cash and Cash Equivalents at Beginning of Period	2,028.5	3,440.0

Cash and Cash Equivalents at End of Period	$1,157.5	$1,937.8

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended March 31,
	2011	2010

	(In millions)
Revenues
Electric revenues	$650.2	$751.3
Gas revenues	307.3	318.0

Total revenues	957.5	1,069.3
Expenses
Operating expenses
Electricity purchased for resale	297.2	349.6
Electricity purchased for resale from affiliate	56.7	124.0
Gas purchased for resale	171.1	194.5
Operations and maintenance	120.6	120.5
Operations and maintenance from affiliate	32.4	28.5
Depreciation and amortization	76.3	67.7
Taxes other than income taxes	49.8	47.6

Total expenses	804.1	932.4

Income from Operations	153.4	136.9
Other Income	6.1	6.5
Fixed Charges
Interest expense	33.5	34.4
Allowance for borrowed funds used during construction	(1.7)	(1.3)

Total fixed charges	31.8	33.1

Income Before Income Taxes	127.7	110.3
Income Taxes	46.6	45.9

Net Income	81.1	64.4
Preference Stock Dividends	3.3	3.3

Net Income Attributable to Common Stock	$77.8	$61.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2011*	December 31, 2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$150.4	$50.0
Accounts receivable (net of allowance for uncollectibles of $33.2 and $34.9, respectively)	385.7	351.4
Accounts receivable, unbilled (net of allowance for uncollectibles of $1.0 and $1.0, respectively)	198.9	268.8
Accounts receivable, affiliated companies	1.9	1.1
Income taxes receivable, net	—	55.9
Fuel stocks	18.3	66.5
Materials and supplies	38.1	31.2
Prepaid taxes other than income taxes	25.5	51.7
Regulatory assets (net)	59.7	78.7
Restricted cash—consolidated variable interest entity	52.1	29.5
Other	9.9	9.5

Total current assets	940.5	994.3

Investments and Other Assets
Regulatory assets (net)	377.6	374.1
Receivable, affiliated company	485.2	494.3
Other	48.4	52.2

Total investments and other assets	911.2	920.6

Utility Plant
Plant in service
Electric	5,191.8	5,127.9
Gas	1,339.3	1,323.0
Common	511.5	507.8

Total plant in service	7,042.6	6,958.7
Accumulated depreciation	(2,477.3)	(2,449.3)

Net plant in service	4,565.3	4,509.4
Construction work in progress	267.3	232.9
Plant held for future use	10.1	10.1

Net utility plant	4,842.7	4,752.4

Total Assets	$6,694.4	$6,667.3

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2011*	December 31, 2010

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$22.0	$22.0
Current portion of long-term debt—consolidated variable interest entity	59.7	59.7
Accounts payable	195.7	252.9
Accounts payable, affiliated companies	79.9	84.9
Customer deposits	77.7	78.9
Deferred income taxes	21.5	30.1
Accrued taxes	77.1	19.0
Liability for uncertain tax positions	60.7	62.8
Accrued expenses and other	102.9	99.7

Total current liabilities	697.2	710.0

Deferred Credits and Other Liabilities
Deferred income taxes	1,399.5	1,354.9
Payable, affiliated company	255.0	250.8
Deferred investment tax credits	8.2	8.4
Other	18.6	20.1

Total deferred credits and other liabilities	1,681.3	1,634.2

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	454.4	454.4
Other long-term debt	1,431.5	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(2.0)	(2.0)
Current portion of long-term debt	(22.0)	(22.0)
Current portion of long-term debt—consolidated variable interest entity	(59.7)	(59.7)

Total long-term debt	2,059.9	2,059.9

Equity
Common shareholder's equity	2,066.0	2,073.2
Preference stock not subject to mandatory redemption	190.0	190.0

Total equity	2,256.0	2,263.2

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$6,694.4	$6,667.3

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Three Months Ended March 31,	2011	2010

	(In millions)
Cash Flows From Operating Activities
Net income	$81.1	$64.4
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	76.3	67.7
Other amortization	1.8	(0.3)
Deferred income taxes	29.3	45.6
Investment tax credit adjustments	(0.3)	(0.3)
Deferred fuel costs	16.9	23.9
Deferred storm costs	(15.5)	—
Defined benefit plan expenses	11.0	8.2
Allowance for equity funds used during construction	(3.5)	(2.5)
Changes in
Accounts receivable	35.6	0.1
Accounts receivable, affiliated companies	(0.8)	13.7
Materials, supplies, and fuel stocks	41.3	40.6
Income tax receivable, net	55.9	—
Other current assets	30.6	31.0
Accounts payable	(57.2)	(34.5)
Accounts payable, affiliated companies	(5.0)	(18.0)
Other current liabilities	60.5	(64.3)
Long-term receivables and payables, affiliated companies	2.3	(1.2)
Regulatory assets, net	(2.7)	(20.5)
Other	(7.4)	(32.0)

Net cash provided by operating activities	350.2	121.6

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(136.2)	(87.2)
Change in cash pool at parent	—	314.7
Proceeds from sales of investments and other assets	—	20.9
Increase in restricted funds	(22.6)	(23.8)

Net cash (used in) provided by investing activities	(158.8)	224.6

Cash Flows From Financing Activities
Repayment of short-term borrowings	—	(46.0)
Credit facility costs	(2.7)	—
Preference stock dividends paid	(3.3)	(3.3)
Distribution to parent	(85.0)	—

Net cash used in financing activities	(91.0)	(49.3)

Net Increase in Cash and Cash Equivalents	100.4	296.9
Cash and Cash Equivalents at Beginning of Period	50.0	13.6

Cash and Cash Equivalents at End of Period	$150.4	$310.5

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

Reclassifications

We made the following reclassifications:

  -
  We have separately presented "Liability for unrecognized tax benefits" that was previously presented within "Other" on our Consolidated Statements of Cash Flows.
  -
  We have separately presented "Regulatory assets, net" that was previously presented within "Other" on BGE's Consolidated Statements of Cash Flows.

Pending Merger with Exelon Corporation

On April 28, 2011, Constellation Energy entered into an Agreement and Plan of Merger with Exelon Corporation (Exelon). At closing, each issued and outstanding share of common stock of Constellation Energy will be cancelled and converted into the right to receive 0.93 shares of common stock of Exelon, and Constellation Energy will become a wholly owned subsidiary of Exelon.

        The merger agreement contains certain termination rights for both Constellation Energy and Exelon. Under specified circumstances Constellation Energy may be required to pay Exelon a termination fee of $200 million and Exelon may be required to pay Constellation Energy a termination fee of $800 million.

        In connection with the proposed merger, Exelon and Constellation Energy announced several commitments, each of which is contingent upon completion of the merger, that they intend to include in their filing for approval of the merger with the Maryland Public Service Commission (Maryland PSC). The estimated value of the commitments, including a proposed rate rebate of $100 per residential BGE customer, is approximately $250 million.

        The merger agreement has been approved by both companies' boards of directors, but completion of the merger is contingent upon, among other things, the approval of the transaction by stockholders of both companies and receipt of required regulatory approvals, including the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Maryland PSC and several other state and federal regulatory bodies. The parties are working to complete the merger early in 2012.

Variable Interest Entities

As of March 31, 2011, we consolidate three variable interest entities (VIEs) for which we are the primary beneficiary, and we have significant interests in six other VIEs for which we do not have controlling financial interests. We discuss our VIEs in more detail in Note 4 of our 2010 Annual Report on Form 10-K.

Consolidated Variable Interest Entities

Our, and BGE's, consolidated VIEs consist of:

  -
  RSB BondCo LLC (BondCo), a special purpose bankruptcy-remote limited liability company formed by BGE to acquire, hold, and to issue and service bonds secured by rate stabilization property,
  -
  a retail gas group formed to enter into a collateralized gas supply agreement with a third party gas supplier, and
  -
  a retail power supply company.

        We discuss how we determine whether we are the primary beneficiary of VIEs in more detail in Note 4 of our 2010 Annual Report on Form 10-K.

        For each of our consolidated VIEs:

  -
  The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During the quarters ended March 31, 2011 and 2010, BGE remitted $22.6 million and $23.8 million, respectively, to BondCo.
  -
  Except for a $100 million parental guarantee and a $92 million letter of credit to the third party gas supplier in support of the retail gas group, during the quarter ended March 31, 2011, neither we nor BGE:
    -
    provided any additional financial support to the VIEs, and
    -
    had any contractual commitments or obligations to provide financial support to the VIEs.
  -
  The creditors of the VIEs do not have recourse to our or BGE's general credit.

        We include the consolidated VIEs in our consolidated financial statements at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011	December 31, 2010

	(In millions)
Current assets	$497.8	$516.6
Noncurrent assets	53.4	57.7

Total Assets	$551.2	$574.3

Current liabilities	$323.8	$345.5
Noncurrent liabilities	396.8	399.0

Total Liabilities	$720.6	$744.5

Unconsolidated Variable Interest Entities

As of March 31, 2011 and December 31, 2010, we had significant interests in six VIEs for which we were not the primary beneficiary. We have not provided any material financial or other support to these entities during the quarter ended March 31, 2011 and we do not intend to provide any additional financial or other support to these entities in the future.

        The following tables present summary information about these entities:

As of March 31, 2011	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$491.2	$307.2	$798.4
Total liabilities	380.9	129.2	510.1
Our ownership interest	—	50.3	50.3
Other ownership interests	110.3	127.7	238.0
Our maximum exposure to loss:
Letters of credit	23.2	—	23.2
Carrying amount of our investment—Other investments	—	42.9	42.9
Debt and payment guarantees	—	5.0	5.0

As of December 31, 2010	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$492.9	$288.3	$781.2
Total liabilities	382.6	113.2	495.8
Our ownership interest	—	48.7	48.7
Other ownership interests	110.3	126.4	236.7
Our maximum exposure to loss:
Letters of credit	24.9	—	24.9
Carrying amount of our investment—Other investments	—	41.4	41.4
Debt and payment guarantees	—	5.0	5.0

        We assess the risk of a loss equal to our maximum exposure to be remote. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of our variable interests in these VIEs.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Non-dilutive stock options	5.7	4.9
Dilutive common stock equivalent shares	1.3	1.6

Acquisition

Boston Generating

In January 2011, we acquired Boston Generating's 2,950 MW fleet of generating plants for cash of $1.1 billion. The fleet acquired includes the following four natural gas power plants and one fuel oil plant located in the Boston, Massachusetts area:

  -
  Mystic 7—574 MW,
  -
  Mystic 8 and 9—1,580 MW,
  -
  Fore River—787 MW, and
  -
  Mystic Jet, a fuel oil plant—9 MW.

        We recorded the acquisition as follows:

At January 3, 2011

(In millions)
Current assets	$92.2
Land	29.2
Property, plant and equipment	1,061.4
Noncurrent assets	0.5

Total assets acquired	1,183.3

Current liabilities	(77.5)
Noncurrent liabilities	(21.8)

Total liabilities	(99.3)

Net assets acquired	$1,084.0

        The preliminary net assets acquired are based on estimates.

        We have included the results of operations from these plants in our consolidated financial statements as part of our Generation business segment since the date of acquisition.

        The proforma impact of this acquisition would not have been material to our results of operations for the quarters ended March 31, 2011 and 2010 and to our financial condition as of March 31, 2011 and December 31, 2010.

Investment in Constellation Energy Nuclear Group, LLC (CENG)

We own a 50.01% interest in CENG, a nuclear generation and operation business. Our total equity in earnings of our investment in CENG is as follows:

Quarter ended March 31,	2011	2010

	(In millions)
CENG	$12.7	$23.4
Amortization of basis difference in CENG	(29.3)	(42.6)

Total equity investment earnings (losses)—CENG[1]	$(16.6)	$(19.2)

1 For the quarters ended March 31, 2011 and 2010, total equity investment earnings (losses) in CENG include $0.5 million and $1.2 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF Group and affiliates (EDF).

        The basis difference is the difference between the carrying amount of our investment in CENG and our share of the underlying equity in CENG, because the underlying assets of CENG were retained at their historical carrying value. See Note 2 to our 2010 Annual Report on Form 10-K for a more detailed discussion.

        Summarized income statement information for CENG for the quarters ended March 31, 2011 and 2010 is as follows:

Quarter ended March 31,	2011	2010

	(In millions)
Revenues	$358.6	$360.9
Expenses	341.4	323.3
Income from operations	17.2	37.6
Net income	26.3	49.1

Regulatory Assets (net)

In March 2011, the Maryland PSC issued a comprehensive rate order setting forth the details of the decision contained in its abbreviated electric and gas distribution rate order issued in December 2010. As part of the March 2011 comprehensive rate order, BGE was authorized to defer $18.9 million of costs as regulatory assets. These costs will be recovered over a 5-year period beginning December 2010 and relate to the deferral of:

  -
  $15.8 million of storm costs incurred in February 2010,
  -
  $2.7 million of electric deferred income tax expense recognized in 2010 relating to the elimination of the tax exempt status of drug subsidies provided to companies under Medicare Part D after December 31, 2012, and

  -
  $0.4 million of electric workforce reduction costs incurred in 2010.

        The regulatory assets for the storm costs and the workforce reduction costs will earn a regulated rate of return.

Information by Operating Segment

Our reportable operating segments are Generation, NewEnergy, Regulated Electric, and Regulated Gas. We discuss our reportable operating segments in detail in Note 3 of our 2010 Annual Report on Form 10-K.

        These reportable segments are strategic businesses based principally upon regulations, products, and services that require different technologies and marketing strategies. We evaluate the performance of these segments based on net income. We account for intersegment revenues using market prices. A summary of information by operating segment is shown in the table below.

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
Quarter ended March 31,
2011
Unaffiliated revenues	$259.5	$2,354.9	$650.1	$306.2	$(0.5)	$—	$3,570.2
Intersegment revenues	408.1	57.2	0.1	1.1	—	(466.5)	—

Total revenues	667.6	2,412.1	650.2	307.3	(0.5)	(466.5)	3,570.2
Net income (loss)	12.8	(11.4)	39.7	41.4	(3.1)	—	79.4
Net income (loss) attributable to common stock	12.8	(17.1)	37.2	40.6	(3.1)	—	70.4
2010
Unaffiliated revenues	$291.2	$2,227.0	$751.3	$317.1	$—	$—	$3,586.6
Intersegment revenues	288.7	123.9	—	0.9	—	(413.5)	—

Total revenues	579.9	2,350.9	751.3	318.0	—	(413.5)	3,586.6
Net income (loss)	27.1	104.1	27.2	37.2	(4.3)	—	191.3
Net income (loss) attributable to common stock	27.1	107.6	24.6	36.5	(4.3)	—	191.5

Our Generation business operating results for the quarter ended March 31, 2011 include the following after-tax charges:

  -
  amortization of basis difference in investment in CENG of $17.6 million,
  -
  impact of power purchase agreement with CENG of $27.0 million (amount represents the amortization of our "unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "unamortized energy contract liability"),and
  -
  transaction fees incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts of $10.0 million.

Our NewEnergy business operating results for the quarter ended March 31, 2011 include the amortization of credit facility amendment fees in connection with the2009 EDF transaction of $1.5 million after-tax.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Components of net periodic pension benefit cost
Service cost	$11.4	$9.5
Interest cost	22.6	21.7
Expected return on plan assets	(30.0)	(26.7)
Recognized net actuarial loss	12.2	8.1
Amortization of prior service cost	1.0	1.0
Amount capitalized as construction cost	(2.9)	(1.9)

Net periodic pension benefit cost[1]	$14.3	$11.7

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $9.1 million in 2011 and $6.3 million in 2010.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$0.7	$0.7
Interest cost	4.2	4.7
Amortization of transition obligation	0.5	0.5
Recognized net actuarial loss	0.6	0.3
Amortization of prior service cost	(0.6)	(0.7)
Amount capitalized as construction cost	(1.4)	(1.3)

Net periodic postretirement benefit cost[1]	$4.0	$4.2

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $4.6 million in 2011 and $4.8 million in 2010.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $6.0 million in pension benefit payments for our non-qualified pension plans and approximately $23.8 million for retiree health and life insurance costs in 2011.

Financing Activities

Credit Facilities and Short-term Borrowings

We discuss the purposes for and the types of instruments used for entering into credit facilities and short-term borrowings in Note 8 of our 2010 Annual Report on Form 10-K.

Constellation Energy

Constellation Energy had bank lines of credit under committed credit facilities totaling $4.2 billion at March 31, 2011 for short-term financial needs, primarily for our NewEnergy business, as follows:

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

        At March 31, 2011, we had approximately $1.5 billion in letters of credit issued including $0.2 billion in letters of credit issued under the commodity-linked credit facility and no commercial paper outstanding under these facilities. This facility's capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically. As of March 31, 2011, this facility's capacity was $0.2 billion.

        At March 31, 2011, Constellation Energy had $34.1 million of short-term notes outstanding with a weighted average effective interest rate of 6.56%.

BGE

As of March 31, 2011, BGE has a $600.0 million revolving credit facility expiring in March 2015. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At March 31, 2011, BGE had no commercial paper or direct borrowings outstanding. There were immaterial letters of credit outstanding at March 31, 2011.

Debt

In January 2011, we redeemed $213.5 million of our 7.00% Notes, which represented the remaining outstanding 7.00% Notes due April 1, 2012. We redeemed these notes with part of the proceeds from the issuance of the

$550 million 5.15% Notes issued in December 2010, terminated certain interest rate swaps and recognized a pre-tax loss of approximately $5 million on this transaction. We discuss the termination of the interest rate swaps in our Derivative Instruments note.

Net Available Liquidity

The following table provides a summary of our, and BGE's, net available liquidity at March 31, 2011:

At March 31, 2011	Constellation Energy (excluding BGE)	BGE

	(In billions)
Credit facilities[1]	$3.7	$0.6
Less: Letters of credit issued[1]	(1.3)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.4	0.6
Less: Commercial paper outstanding	—	—

Net available facilities	2.4	0.6
Add: Cash and cash equivalents[2]	1.0	0.1

Net available liquidity	$3.4	$0.7

1 Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.2 billion in letters of credit posted against it.

2 BGE's cash balance at March 31, 2011 was $150.4 million.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2011, the debt to capitalization ratio as defined in the credit agreements was 35%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2011, the debt to capitalization ratio for BGE as defined in this credit agreement was 43%.

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

Income Taxes

We compute the income tax expense for each quarter based on the estimated annual effective tax rate for the year. The effective tax rate was 38.7% for the quarter ended March 31, 2011 compared to 33.3% for the same period of 2010. The higher effective tax rate for 2011 is primarily due to lower deductions for qualified production activities and reductions of federal uncertain tax positions compared to the same period of 2010 and increased state income taxes, resulting from increased business activity in unitary states and an increase in the Illinois corporate tax rate.

        The BGE effective tax rate was 36.5% for the quarter ended March 31, 2011 compared to 41.6% for the same period of 2010. The lower effective tax rate for 2011 is primarily due to the partial reversal during the quarter ended March 31, 2011 of the unfavorable tax adjustment recorded in the quarter ended March 31, 2010 to reflect the impact on our regulated electric business of the healthcare reform legislation that eliminated the tax exempt status of prescription drug subsidies received under Medicare Part D. The partial reversal in 2011 resulted from the Maryland PSC's authorization for BGE to create an electric regulatory asset for this tax law change and amortize the balance over a five-year period as provided in its March 2011 comprehensive order in BGE's most recent base rate case.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2011 and our total unrecognized tax benefits at March 31, 2011:

At March 31, 2011

(In millions)
Total unrecognized tax benefits, January 1, 2011	$239.8
Increases in tax positions related to the current year	0.6
Increases in tax positions related to prior years	3.9
Reductions in tax positions related to prior years	(5.6)

Total unrecognized tax benefits, March 31, 2011[1]	$238.7

1 BGE's portion of our total unrecognized tax benefits at March 31, 2011 was $69.6 million.

        If the total amount of unrecognized tax benefits of $238.7 million were ultimately realized, our income tax expense would decrease by approximately $169.1 million. The $169.1 million includes state tax refund claims of $55.9 million that have been disallowed by tax authorities and are subject to appeals.

        It is reasonably possible that unrecognized tax benefits could decrease within the next year by approximately $70 million as a result of an expected settlement with the IRS regarding BGE's change of accounting method for tax purposes with respect to certain transmission and distribution expenditures. This decrease is not expected to have a material impact on BGE's financial condition or results of operation.

        Interest and penalties recorded in our Consolidated Statements of Income as tax expense relating to liabilities for unrecognized tax benefits were as follows:

	For the Quarter Ended March 31,
	2011	2010

	(In millions)
Interest and penalties recorded as tax expense	$2.8	$3.4

BGE's portion of interest and penalties was immaterial for both periods presented.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $19.6 million, of which BGE's portion was $4.3 million, at March 31, 2011, and $16.8 million, of which BGE's portion was $3.8 million, at December 31, 2010.

Taxes Other Than Income Taxes

Taxes other than income taxes primarily include property and gross receipts taxes along with franchise taxes and other non-income taxes, surcharges, and fees.

        BGE and our NewEnergy operations collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges, and fees that are levied by state or local governments on the sale or distribution of gas and electricity. Some of these taxes are imposed on the customer and others are imposed on BGE and our NewEnergy business. Where these taxes, such as sales taxes, are imposed on the customer, we account for these taxes on a net basis with no impact to our Consolidated Statements of Income. However, where these taxes, such as gross receipts taxes or other surcharges or fees, are imposed on BGE or our NewEnergy business, we account for these taxes on a gross basis. Accordingly, we recognize revenues for these taxes collected from customers along with an offsetting tax expense, which are both included in our and BGE's Consolidated Statements of Income. The taxes, surcharges, or fees that are included in revenues were as follows:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Constellation Energy (including BGE)	$34.7	$31.0
BGE	23.0	21.9

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At March 31, 2011	Stated Limit

(In billions)
Constellation Energy guarantees	$9.3
BGE guarantees	0.3

Total guarantees	$9.6

        At March 31, 2011, Constellation Energy had a total of $9.6 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  -
  Constellation Energy guaranteed a face amount of $9.3 billion as follows:
    -
    $8.8 billion on behalf of our Generation and NewEnergy businesses to allow them the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $2 billion at March 31, 2011, which represents the total amount the parent company could be required to fund based on March 31, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.

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
  -
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II.

Commitments and Contingencies

We have made substantial commitments in connection with our Generation, NewEnergy, regulated electric and gas, and other nonregulated businesses. These commitments relate to:

  -
  purchase of electric generating capacity and energy as well as renewable energy credits,
  -
  procurement and delivery of fuels,
  -
  the capacity and transmission and transportation rights for the physical delivery of power and gas to meet our obligations to our customers, and
  -
  service agreements, capital for construction programs, and other.

        Our Generation and NewEnergy businesses enter into various contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2011 and 2030. In addition, our NewEnergy business enters into contracts for the capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers. These contracts expire in various years between 2011 and 2015.

        Our Generation and NewEnergy businesses also have committed to service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various contracts for the procurement of electricity. These contracts expire between 2011 and 2013 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From April 1, 2011 to September 2011	100%
From October 2011 to May 2012	75
From June 2012 to September 2012	50
From October 2012 to May 2013	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort agreement reached with the Maryland PSC.

        Our regulated gas business enters into various contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas procurement contracts that expire in 2011 and transportation and storage contracts that expire between 2012 and 2027. The cost of gas under these contracts is recoverable under BGE's gas cost adjustment clause discussed in Note 1 of our 2010 Annual Report on Form 10-K.

        We have also committed to service agreements and other obligations related to our information technology systems.

        At March 31, 2011, the total amount of commitments was $7.5 billion. These commitments are primarily related to our Generation and NewEnergy businesses.

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our power plants. Our load-serving power sales contracts extend for terms through 2031 and provide for the sale of energy to electricity distribution utilities and certain retail customers. Our power sales contracts associated with power plants we own extend for terms into 2016 and provide for the sale of all or a portion of the actual output of certain of our power plants. Substantially all long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Contingencies

Litigation

In the normal course of business, we are involved in various legal proceedings. We discuss the significant matters below.

Merger with Exelon

In late April and early May 2011, shortly after Constellation Energy and Exelon announced their agreement to merge the two companies, six shareholder class action lawsuits were filed in the Circuit Court for Baltimore City in Maryland. Each class action suit was filed on behalf of a proposed class of the shareholders of Constellation Energy against Constellation Energy, members of Constellation Energy's board of directors, and Exelon. The shareholder class actions generally allege that the individual directors breached their fiduciary duties by entering into the proposed merger because they failed to maximize the value that the shareholders would receive from the merger, and failed to disclose adequately all material information relating to the proposed merger. The class actions also allege that Constellation Energy and Exelon aided and abetted the individual directors' breaches of their fiduciary duties. The lawsuits challenge the proposed merger, seek to enjoin a shareholder vote on the proposed merger until all material information is provided relating to the proposed merger, and ask for rescission of the proposed merger and any related transactions that have been completed as of the date that the court grants any relief. The class action lawsuits also seek certification as class actions, compensatory damages, costs and disbursements related to the action, including attorneys' and experts' fees, and rescission damages. Plaintiffs in three of the six lawsuits subsequently filed motions to consolidate their lawsuits. Given that these lawsuits were recently filed, that the court has not certified any class and the plaintiffs have not quantified their potential damage claims, we are unable at this time to provide an estimate of the range of possible loss relating to these proceedings or to determine the ultimate outcome of these lawsuits or their possible effect on our, or BGE's, financial results or their possible effect on the pending merger with Exelon.

Securities Class Action

Three federal securities class action lawsuits were filed in the United States District Courts for the Southern District of New York and the District of Maryland between September 2008 and November 2008. The cases were filed on behalf of a proposed class of persons who acquired publicly traded securities, including the Series A Junior Subordinated Debentures (Debentures), of Constellation Energy between January 30, 2008 and September 16, 2008, and who acquired Debentures in an offering completed in June 2008. The securities class actions generally allege that Constellation Energy, a number of its present or former officers or directors, and the underwriters violated the securities laws by issuing a false and misleading registration statement and prospectus in connection with Constellation Energy's June 27, 2008 offering of Debentures. The securities class actions also allege that Constellation Energy issued false or misleading statements or was aware of material undisclosed information which contradicted public statements including in connection with its announcements of financial results for 2007, the fourth quarter of 2007, the first quarter of 2008 and the second quarter of 2008 and the filing of its first quarter 2008 Form 10-Q. The securities class actions seek, among other things, certification of the cases as class actions, compensatory damages, reasonable costs and expenses, including counsel fees, and rescission damages.

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed in Maryland to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Act of 1934 and restricting the suit to those persons who purchased Debentures in the June 2008 offering. Given that the discovery phase has just begun, that the court has not certified any class and the plaintiffs have not quantified their potential damage claims relating to the June 2008 offering, we are unable at this time to provide an estimate of the range of possible loss relating to these proceedings or to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

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

        The claims against BGE and Constellation Energy have been dismissed in all of the cases either with prejudice based on rulings by the Court or without prejudice based on voluntary dismissals by the plaintiffs' counsel. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend any appeals vigorously. We are unable to provide an estimate of the range of possible loss relating to these cases given that only limited discovery occurred in these cases prior to the dismissals being granted and, as a result, we cannot predict the outcome of these cases, or their possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 485 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment by BGE or Constellation Energy and a small minority of these cases have been resolved for amounts that were not material to our financial results.

        Discovery begins in these cases once they are placed on the trial docket. At present, only a small number of our pending cases have reached the trial docket. Given the limited discovery, BGE and Constellation Energy do not know the specific facts that we believe are necessary for us to provide an estimate of the possible loss relating to these claims. The specific facts we do not know include:

  -
  the identity of the facilities at which the plaintiffs allegedly worked as contractors,
  -
  the names of the plaintiffs' employers,
  -
  the dates on which and the places where the exposure allegedly occurred, and
  -
  the facts and circumstances relating to the alleged exposure.

        Insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions.

Environmental Matters

Solid and Hazardous Waste

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially responsible parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is indemnified by a wholly owned subsidiary of Constellation Energy for most of the costs related to this settlement and clean-up of the site. The potentially responsible parties completed their investigation of the range of clean-up options in the first quarter of 2011. Although the investigation and options provided to the EPA are still subject to EPA review, we believe that the range of estimated clean-up costs to be allocated among all of the potentially responsible parties will be between approximately $45 million and $64 million depending on the clean-up option selected by the EPA. The EPA is expected to make a final selection of one of the alternatives by the end of 2011. As the alternative to be selected by the EPA and the allocation of the clean-up costs among the potentially responsible parties is not yet known, we cannot provide an estimate of the range of our possible loss.

Air Quality

In January 2009, the EPA issued a notice of violation (NOV) to a subsidiary of Constellation Energy, as well as to the other owners and the operator of the Keystone coal-fired power plant in Shelocta, Pennsylvania. We hold a 20.99% interest in the Keystone plant. The NOV alleges that the plant performed various capital projects beginning in 1984 without complying with the new source review permitting requirements of the Clean Air Act. The EPA also contends that the alleged failure to comply with those requirements are continuing violations under the plant's air permits. The EPA could seek civil penalties under the Clean Air Act for the alleged violations.

        The owners and operator of the Keystone plant have investigated the allegations and had a meeting with the EPA where they provided the EPA with both legal and factual documentation to support their position that no violations have occurred. Since that time, the EPA has not requested any further meeting or otherwise acted on the allegations. We believe there are meritorious defenses to the allegations contained in the NOV. Because there are significant facts in dispute and this matter is only in the NOV stage, at this time we cannot estimate the range of possible loss or predict whether a proceeding will be commenced.

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $10.6 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $6.8 million of these costs as of March 31, 2011, resulting in a remaining liability at March 31, 2011 of $3.8 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

        In April 2007, PennEnvironment and the Sierra Club brought a Clean Water Act citizen suit against the operator of the Conemaugh power plant in Pennsylvania, seeking civil penalties and injunctive relief for alleged violations of Conemaugh's water permit. Throughout the relevant time period, the operator of the Conemaugh plant has been working closely with the Pennsylvania Department of Environmental Protection (PADEP) to ensure that the facility operates in an environmentally sound manner, and does not cause any adverse environmental impacts. Pursuant to a consent order between PADEP and the operator, a variety of studies have been conducted and treatment facilities have been designed and have been built or are pending construction, all in order to comply with the limits set out in Conemaugh's water permit.

        On March 21, 2011, the court entered a partial summary judgment in the plaintiffs' favor, declaring as a matter of law that discharges from the Conemaugh plant had violated the water permit. The case is set for a non-jury trial starting on June 1, 2011, at which the court will determine what, if any, civil penalties and injunctive relief might be appropriate. If the plaintiffs are ultimately successful, we, through our subsidiary that owns 10.56% of Conemaugh, could incur additional costs associated with civil penalties and the implementation of additional discharge reductions, in proportion to our share of ownership.

Insurance

We discuss our non-nuclear insurance programs in Note 12 of our 2010 Annual Report on Form 10-K.

Derivative Instruments

Risks, Objectives, and Strategies

Substantially all of our risk management activities involving derivatives occur in our competitive businesses. In carrying out our competitive business activities, we purchase and sell power, fuel, and other energy-related commodities in competitive markets. These activities expose us to significant risks, including market risk from price volatility for energy commodities and the credit risks of counterparties with which we enter into contracts.

        To lower our exposure to the risk of unfavorable fluctuations in commodity prices, interest rates, and foreign currency rates, we routinely enter into derivative contracts, such as fixed price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges, for hedging purposes. We also enter into derivative contracts for trading purposes.

        We discuss the nature of our business and associated risks in connection with our objectives and strategies for using derivatives for both risk management and non-risk management activities in Note 13 of our 2010 Annual Report on Form 10-K.

Accounting for Derivative Instruments

We recognize all qualifying derivative instruments on the balance sheet at fair value as either assets or liabilities.

Accounting Designation

We must evaluate new and existing transactions and agreements to determine whether they meet the definition of a derivative, for which there are several possible accounting treatments. The permissible accounting treatments include:

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

        We discuss our accounting policies for derivatives and hedging activities and their impacts on our financial statements in Note 1 to our 2010 Annual Report on Form 10-K.

        In the sections below, we describe the significant activity in 2011 by accounting treatment.

NPNS

We continue to elect NPNS accounting for certain contracts that provide for the purchase or sale of a physical commodity that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

Cash Flow Hedging

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted purchases and sales of energy, fuel, and other related commodities for the years 2011 through 2016. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $284.3 million at March 31, 2011 and $388.0 million at December 31, 2010.

        We expect to reclassify $186.6 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at March 31, 2011. However, the actual amount reclassified into earnings could vary from the amounts recorded at March 31, 2011, due to future changes in market prices.

        When we determine that a forecasted transaction originally designated as a hedged item has become probable of not occurring, we immediately reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

	Quarter ended March 31,
	2011	2010

	(In millions)
Pre-tax losses	$—	$(1.4)

Interest Rate Swaps Designated as Cash Flow Hedges

Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $8.8 million at March 31, 2011 and $10.1 million at December 31, 2010. We expect to reclassify $0.1 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

Fair Value Hedging

We elect fair value hedge accounting for a limited portion of our derivative contracts including certain interest rate swaps. The objectives for electing fair value hedge accounting in these situations are to manage our exposure and to optimize the mix of our fixed and floating-rate debt.

Interest Rate Swaps Designated as Fair Value Hedges

At December 31, 2010, we had interest rate swaps qualifying as fair value hedges relating to $400 million of our fixed-rate debt maturing in 2012 and 2015. The fair value of these hedges was an unrealized gain of $35.7 million at December 31, 2010.

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

        As a result of this activity, at March 31, 2011, we have interest rate swaps qualifying as fair value hedges relating to $550 million of our fixed-rate debt maturing in 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $24.6 million at March 31, 2011.

        We recorded the fair value of these hedges as an increase in our "Derivative assets" and an increase in our "Long-term debt."

Hedge Ineffectiveness

For all categories of commodity contract derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter ended March 31,
	2011	2010

	(In millions)
Cash-flow hedges	$(16.9)	$13.3
Fair value hedges	0.1	—

Total	$(16.8)	$13.3

Mark-to-Market

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

        The following tables provide information about the risks we manage using derivatives. These tables only include derivatives and do not reflect the price risks we are hedging that arise from physical assets or nonderivative accrual contracts within our Generation and NewEnergy businesses.

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

        The contracts in the tables below are segregated between derivatives designated for hedge accounting and those not designated for hedge accounting. Derivatives not designated in hedging relationships include our NewEnergy retail operations, economic hedges of accrual activities, and risk management and trading activities. We use the end of period accounting designation to determine the classification for each derivative position.

As of March 31, 2011	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$1,216.9	$(1,220.7)	$5,729.6	$(6,219.0)	$6,946.5	$(7,439.7)
Gas contracts	1,622.8	(1,560.9)	2,894.7	(2,701.3)	4,517.5	(4,262.2)
Coal contracts	81.3	(49.7)	233.9	(221.4)	315.2	(271.1)
Other commodity contracts[1]	—	—	318.2	(317.4)	318.2	(317.4)
Interest rate contracts	25.1	—	32.8	(33.5)	57.9	(33.5)
Foreign exchange contracts	—	—	14.7	(11.8)	14.7	(11.8)

Total gross fair values	$2,946.1	$(2,831.3)	$9,223.9	$(9,504.4)	$12,170.0	$(12,335.7)

Netting arrangements[5]					(11,543.2)	11,543.2
Cash collateral					(40.3)	—

Net fair values					$586.5	$(792.5)

Net fair value by balance sheet line item:
Accounts receivable[2]					$2.2
Derivative assets—current					350.0
Derivative assets—noncurrent					234.3
Derivative liabilities—current						(492.8)
Derivative liabilities—noncurrent						(299.7)

Total Derivatives					$586.5	$(792.5)

1 Other commodity contracts include oil, freight, emission allowances, and weather contracts.

2 Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

3 Represents in-the-money contracts without regard to potentially offsetting out-of-the-money contracts under master netting agreements.

4 Represents out-of-the-money contracts without regard to potentially offsetting in-the-money contracts under master netting agreements.

5 Represents the effect of legally enforceable master netting agreements.

As of December 31, 2010	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$1,167.9	$(1,362.8)	$6,795.0	$(7,166.5)	$7,962.9	$(8,529.3)
Gas contracts	1,902.3	(1,832.8)	3,390.1	(3,155.3)	5,292.4	(4,988.1)
Coal contracts	97.0	(48.6)	266.0	(259.7)	363.0	(308.3)
Other commodity contracts[1]	—	—	61.4	(61.6)	61.4	(61.6)
Interest rate contracts	35.7	—	34.4	(35.7)	70.1	(35.7)
Foreign exchange contracts	—	—	11.0	(8.4)	11.0	(8.4)

Total gross fair values	$3,202.9	$(3,244.2)	$10,557.9	$(10,687.2)	$13,760.8	$(13,931.4)

Netting arrangements[5]					(12,955.5)	12,955.5
Cash collateral					(28.4)	0.6

Net fair values					$776.9	$(975.3)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(16.4)
Derivative assets—current					534.4
Derivative assets—noncurrent					258.9
Derivative liabilities—current						(622.3)
Derivative liabilities—noncurrent						(353.0)

Total Derivatives					$776.9	$(975.3)

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

Gain and (Loss) Tables

The tables below summarize derivative gains and losses segregated into the following categories:

  -
  cash flow hedges,
  -
  fair value hedges, and
  -
  mark-to-market derivatives.

        The tables only include this information for derivatives and do not reflect the related gains or losses that arise from generation and generation-related assets, nonderivative accrual contracts, or NPNS contracts within our Generation and NewEnergy businesses, other than fair value hedges, for which we separately show the gain or loss on the hedged asset or liability. As a result, these tables only reflect the impact of derivatives themselves and therefore do not necessarily include all of the income statement impacts of the transactions for which derivatives are used to manage risk. For a more complete discussion of how derivatives affect our financial performance, see our accounting policy for Revenues, Fuel and Purchased Energy Expenses, and Derivatives and Hedging Activities in Note 1 of our 2010 Annual Report on Form 10-K.

        The following tables present gains and losses on derivatives designated as cash flow hedges.

Cash Flow Hedges				Quarter Ended March 31,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2011	2010	Statement of Income (Loss) Line Item	2011	2010	2011	2010

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$(23.4)	$202.5		$(18.4)	$(59.2)	$1.2	$21.8
Gas contracts	11.1	(34.9)		22.2	20.2	2.2	(1.1)
Coal contracts	—	—		—	—	—	—
Other commodity contracts[1]	—	—		—	(0.7)	—	—
Foreign exchange contracts	—	—		—	—	—	—

Total gains (losses)	$(12.3)	$167.6	Total included in nonregulated revenues	$3.8	$(39.7)	$3.4	$20.7

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$17.5	$(455.5)		$(98.7)	$(203.1)	$(12.3)	$(9.3)
Gas contracts	(1.9)	(73.6)		(7.3)	78.0	(7.7)	—
Coal contracts	5.5	(10.8)		7.3	(12.5)	(0.3)	1.7
Other commodity contracts[2]	—	(0.2)		—	(0.3)	—	0.2
Foreign exchange contracts	—	—		—	—	—	—

Total losses	$21.1	$(540.1)	Total included in fuel and purchased energy expense	$(98.7)	$(137.9)	$(20.3)	$(7.4)

Hedges of interest rates:			Interest expense
Interest rate contracts	—	—		1.1	3.9	—	—

Total gains	$—	$—	Total included in interest expense	$1.1	$3.9	$—	$—

Grand total (losses) gains	$8.8	$(372.5)		$(93.8)	$(173.7)	$(16.9)	$13.3

1 Other commodity sale contracts include oil and freight contracts.

2 Other commodity purchase contracts include freight and emission allowances.

        The following table presents gains and losses on derivatives designated as fair value hedges and, separately, the gains and losses on the hedged item.

Fair Value Hedges		Quarter Ended March 31,

		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

Contract type:	Statement of Income (Loss) Line Item	2011	2010	2011	2010

		(In millions)
Commodity contracts:
Gas contracts	Nonregulated revenues	$—	$—	$—	$—
Interest rate contracts	Interest expense	2.0	13.2	(1.5)	(11.1)

Total gains (losses)		$2.0	$13.2	$(1.5)	$(11.1)

        The following table presents gains and losses on mark-to-market derivatives.

Mark-to-Market Derivatives		Quarter Ended March 31,

		Amount of Gain (Loss) Recorded in Income

Contract type:	Statement of Income (Loss) Line Item	2011	2010

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$23.3	$(64.9)
Gas contracts	Nonregulated revenues	11.3	25.7
Coal contracts	Nonregulated revenues	(8.6)	0.1
Other commodity contracts[1]	Nonregulated revenues	(16.6)	4.9
Coal contracts	Fuel and purchased energy expense	—	—
Interest rate contracts	Nonregulated revenues	(0.7)	(1.1)
Foreign exchange contracts	Nonregulated revenues	(12.1)	(0.9)

Total gains (losses)		$(3.4)	$(36.2)

1 Other commodity contracts include oil, freight, uranium, weather, and emission allowances.

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

        Derivative instruments provide an efficient and effective way to conduct our business and to manage the associated risks. As such, we use derivatives in the following ways:

  -
  We manage our generating resources and NewEnergy business based upon established policies and limits, and we use derivatives to establish a portion of our hedges and to adjust the level of our hedges from time to time.
  -
  We engage in trading activities which enable us to execute hedging transactions in a cost-effective manner. We manage those activities based upon various risk measures, including position limits, economic value at risk (EVaR) and value at risk (VaR), and we use derivatives to establish and maintain those activities within the prescribed limits.
  -
  We also use derivatives to execute, control, and reduce the overall level of our trading positions and risk as well as to manage a portion of our interest rate risk associated with debt and our foreign currency risk from non-dollar denominated transactions.

        The following tables present information designed to provide insight into the overall volume of our derivatives usage. However, the volumes presented in these tables should only be used as an indication of the extent of our derivatives usage and the risks they are intended to manage and are subject to a number of limitations as follows:

  -
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
  -
  The tables also do not include volumes of commodities under nonderivative contracts that we use to serve customers or manage our risks. Our actual net economic exposure from our generating facilities and NewEnergy activities is reduced by derivatives, and the exposure from our trading activities is managed and controlled through the risk measures discussed above. Therefore, the information in the tables below is only an indication of that portion of our business that we manage through derivatives and serves primarily to identify the extent of our derivatives activities and the types of risks that they are intended to manage.

  -
  We have computed the derivative volumes for commodities by aggregating the absolute value of net positions within commodities for each year. This provides an indication of the level of derivatives activity, but it does not indicate either the direction of our position (long or short), or the overall size of our position. We believe this presentation gives an appropriate indication of the level of derivatives activity without unnecessarily revealing the size and direction of our derivatives positions. The disclosure of such could limit the effectiveness and profitability of our business activities.
  -
  The volume information for commodity derivatives represents the "delta equivalent" quantity of those contracts rather than the gross notional amount. We believe that the delta equivalent quantity is the most relevant measure of the volume associated with these commodity derivatives. The delta-equivalent quantity represents a risk-adjusted notional quantity for each contract that takes into account the probability that an option will be exercised. For interest rate contracts and foreign currency contracts we have presented the notional amounts of such contracts in the tables below.

        The following tables present the volume of our derivative activities as of March 31, 2011 and December 31, 2010 shown by contractual settlement year.

Quantities[1] Under Derivative Contracts					As of March 31, 2011

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	20.8	3.5	0.6	1.7	2.5	0.6	29.7
Gas (mmBTU)	153.2	97.3	75.5	54.9	19.5	0.9	401.3
Coal (Tons)	3.6	1.7	0.9	—	—	—	6.2
Oil (BBL)	0.2	0.2	0.2	—	—	—	0.6
Emission Allowances (Tons)	1.0	—	—	—	—	—	1.0
Renewable Energy Credits (Number of credits)	0.4	0.2	0.3	0.3	0.3	0.4	1.9
Interest Rate Contracts	$498.7	$550.7	$700.0	$775.0	$1,215.0	$30.0	$3,769.4
Foreign Exchange Rate Contracts	$43.3	$14.8	$16.7	$16.8	$15.5	$—	$107.1

Quantities[1] Under Derivative Contracts					As of December 31, 2010

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	21.2	—	3.8	4.2	2.3	0.2	31.7
Gas (mmBTU)	175.3	90.1	80.2	64.7	24.1	—	434.4
Coal (Tons)	4.4	2.5	0.1	—	—	—	7.0
Oil (BBL)	0.2	0.1	0.1	—	—	—	0.4
Emission Allowances (Tons)	1.5	—	—	—	—	—	1.5
Renewable Energy Credits (Number of credits)	0.4	0.3	0.3	0.3	0.3	0.7	2.3
Interest Rate Contracts	$639.4	$490.7	$941.8	$405.0	$460.0	$175.0	$3,111.9
Foreign Exchange Rate Contracts	$48.7	$8.7	$16.8	$16.8	$15.5	$—	$106.5

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

        The following tables present information related to credit-risk related contingent features of our derivatives at March 31, 2011 and December 31, 2010.

Credit-Risk Related Contingent Feature			As of March 31, 2011

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$3.9	$(3.2)	$0.7	$0.5	$0.1

Credit-Risk Related Contingent Feature			As of December 31, 2010

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$4.6	$(3.7)	$0.9	$0.7	$0.1

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

4 Amount includes cash collateral posted of $—million and letters of credit of $526.9 million at March 31, 2011 and cash collateral posted of $0.6 million and letters of credit of $656.9 million at December 31, 2010.

5 Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Derivative-Related Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1 to our 2010 Annual Report on Form 10-K. As of March 31, 2011, two counterparties, a large power cooperative and CENG, comprise total exposure concentrations of 23%.

Fair Value Measurements

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (immaterial for BGE assets):

	As of March 31, 2011		As of December 31, 2010
	Assets	Liabilities	Assets	Liabilities

Cash equivalents	$502.7	$—	$1,545.4	$—
Equity securities	43.3	—	43.7	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	350.0	(492.8)	534.4	(622.3)
Noncurrent	234.3	(299.7)	258.9	(353.0)

Total classified as derivative assets and liabilities	584.3	(792.5)	793.3	(975.3)
Classified as accounts receivable[1]	2.2	—	(16.4)	—

Total derivative instruments	586.5	(792.5)	776.9	(975.3)

Total recurring fair value measurements	$1,132.5	$(792.5)	$2,366.0	$(975.3)

1 Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

        Cash equivalents represent money market funds included in "Cash and cash equivalents" in the Consolidated Balance Sheets. Equity securities primarily represent mutual fund investments included in "Other assets" in the Consolidated Balance Sheets. Derivative instruments represent unrealized amounts related to all derivatives. We classify exchange-listed derivatives as part of "Accounts Receivable" in our Consolidated Balance Sheets. We classify the remainder of our derivatives as "Derivative assets" or "Derivative liabilities" in our Consolidated Balance Sheets.

        The table below sets forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. We disaggregate our net derivative assets and liabilities by separating each individual derivative contract that is in-the-money from each contract that is out-of-the-money regardless of master netting agreements and collateral. As a result, the gross "asset" and "liability" amounts in each of the three fair value levels far exceed our actual economic exposure to commodity price risk and credit risk. The objective of this table is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized. Therefore, these gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure.

At March 31, 2011	Level 1	Level 2	Level 3	Netting and Cash Collateral[1]	Total Net Fair Value

	(In millions)
Cash equivalents	$502.7	$—	$—	$—	$502.7
Equity securities	43.3	—	—	—	43.3
Derivative assets:
Power contracts	—	6,081.4	865.1
Gas contracts	90.7	4,086.2	340.5
Coal contracts	—	307.9	7.3
Other commodity contracts	68.2	74.9	175.1
Interest rate contracts	31.2	26.7	—
Foreign exchange contracts	—	14.7	—

Total derivative assets	190.1	10,591.8	1,388.0	(11,583.4)	586.5

Derivative liabilities:
Power contracts	—	(6,303.2)	(1,136.7)
Gas contracts	(86.8)	(3,932.0)	(243.3)
Coal contracts	—	(270.7)	(0.4)
Other commodity contracts	(65.6)	(71.2)	(180.4)
Interest rate contracts	(33.5)	—	—
Foreign exchange contracts	—	(11.8)	—

Total derivative liabilities	(185.9)	(10,588.9)	(1,560.8)	11,543.1	(792.5)

Net derivative position	4.2	2.9	(172.8)	(40.3)	(206.0)

Total	$550.2	$2.9	$(172.8)	$(40.3)	$340.0

1 We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At March 31, 2011, we included $40.3 million of cash collateral held and $—million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table. At December 31, 2010, we included $28.4 million of cash collateral held and $0.6 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

At December 31, 2010	Level 1	Level 2	Level 3	Netting and Cash Collateral[1]	Total Net Fair Value

	(In millions)
Cash equivalents	$1,545.4	$—	$—	$—	$1,545.4
Equity securities	43.7	—	—	—	43.7
Derivative assets:
Power contracts	—	7,509.6	453.3
Gas contracts	63.9	5,113.3	115.2
Coal contracts	—	355.6	7.4
Other commodity contracts	6.6	54.8	—
Interest rate contracts	33.1	37.0	—
Foreign exchange contracts	—	11.0	—

Total derivative assets	103.6	13,081.3	575.9	(12,983.9)	776.9

Derivative liabilities:
Power contracts	—	(7,758.2)	(771.1)
Gas contracts	(72.7)	(4,910.3)	(5.1)
Coal contracts	—	(307.4)	(0.9)
Other commodity contracts	(7.1)	(54.5)	—
Interest rate contracts	(35.7)	—	—
Foreign exchange contracts	—	(8.4)	—

Total derivative liabilities	(115.5)	(13,038.8)	(777.1)	12,956.1	(975.3)

Net derivative position	(11.9)	42.5	(201.2)	(27.8)	(198.4)

Total	$1,577.2	$42.5	$(201.2)	$(27.8)	$1,390.7

1 We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At March 31, 2011, we included $40.3 million of cash collateral held and $—million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table. At December 31, 2010, we included $28.4 million of cash collateral held and $0.6 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

        We discuss our valuation techniques and inputs used to develop those measurements in greater detail in Note 13 of our 2010 Annual Report of Form 10-K. There have not been significant changes to our valuation techniques nor to their inputs during 2011.

        During the first quarter of 2011, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

        During the quarters ended March 31, 2011 and 2010, our Level 3 fair value measurements, predominantly power contracts, changed as follows:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Balance at beginning of period	$(201.2)	$(291.5)
Realized and unrealized (losses) gains:
Recorded in income	(60.4)	(136.8)
Recorded in other comprehensive income	10.3	76.4
Purchases	—
Sales	—
Issuances	4.7
Settlements	—

Net purchases, sales, issuances, and settlements[1]	4.7	9.3
Transfers into Level 3[2]	111.6	115.1
Transfers out of Level 3[2]	(37.8)	(87.7)

Balance at end of year	$(172.8)	$(315.2)

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$(73.5)	$(108.8)

1 Effective January 1, 2011, we are required to present separately purchases, sales, issuances, and settlements.

2 For purposes of this reconciliation, we assumed transfers into and out of Level 3 occurred on the last day of the quarter. All transfers are predominantly the result of changes in the observability of the forward commodity price curves.

        We have defined the categories of purchases, sales, issuances, and settlements to include the inflow or outflow of value as follows:

  -
  purchases—includes the acquisition of pre-existing derivative contracts,
  -
  sales—includes the sale or assignment of pre-existing derivative contracts,
  -
  issuances—includes the acquisition of derivative contracts at inception, and
  -
  settlements—includes the termination of existing derivative contracts prior to normal maturity or settlement.

        During the first quarter of 2011, our only activity was an issuance related to a premium paid for option contracts.

        We discuss the financial statement classification for realized and unrealized gains and losses related to cash-flow hedges for our various hedging relationships in Note 1 to our 2010 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At March 31, 2011	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$194.4	$194.4
Fixed-rate long-term debt:
Constellation Energy (including BGE)	3,865.2	4,123.8
BGE	2,143.6	2,288.0
Variable-rate long-term debt:
Constellation Energy (including BGE)	662.4	662.4
BGE	—	—

        We discuss our valuation techniques and assumptions for estimating the fair value of financial instruments in Note 13 of our 2010 Annual Report on Form 10-K. There have been no changes in these techniques and assumptions during the first quarter of 2011.

Related Party Transactions

Constellation Energy

CENG

We have a unit contingent power purchase agreement (PPA) with CENG under which we will purchase between 85-90% of the output of CENG's nuclear plants that is not sold to third parties under pre-existing PPAs through 2014. Beginning on January 1, 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants, and EDF will purchase 49.99% of that output.

        In addition to the PPA, we have a power services agency agreement (PSA) and an administrative service agreement (ASA) with CENG. The PSA is a five-year agreement under which we will provide scheduling, asset management and billing services to CENG and recognize average annual revenue of approximately $16 million. The ASA expires in 2017 and under the agreement we provide certain administrative services to CENG including back office, human resources and information technology. The ASA includes both a consumption-based pricing structure as well as a fixed-price structure which are subject to change in future years based on the level of service needed. The fixed price fee for 2011 is approximately $48 million and will increase annually due to inflation. The charges under this agreement are intended to represent the actual cost of the services provided to CENG by us.

        The impact of transactions under these agreements is summarized below:

Agreement	Increase (Decrease) in Earnings for the Quarter Ended March 31, 2011	Increase (Decrease) in Earnings for the Quarter Ended March 31, 2010	Income Statement Classification	Accounts Receivable/ (Accounts Payable) at March 31, 2011

(In millions)
PPA	$(194.8)	$(198.5)	Fuel and purchased energy expenses	$(28.7)
PSA	4.0	4.0	Nonregulated revenues	—
ASA	12.0	16.5	Operating expenses	4.0

BGE—Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our NewEnergy business will supply a portion of BGE's market-based standard offer service obligation to electric customers through September 30, 2013.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was $56.7 million for the quarter ended March 31, 2011 compared to $124.0 million for the same period in 2010.

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs, both capital and expense, are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $47.5 million for the quarter ended March 31, 2011 compared to $36.2 million for the quarter ended March 31, 2010. Other nonregulated affiliates of BGE also charge BGE for the costs of certain services provided.

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

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE. We discuss our business and strategy in more detail in Item 1—Business section of our 2010 Annual Report on Form 10-K and we discuss the risks affecting our business in Item 1A. Risk Factors section of our 2010 Annual Report on Form 10-K.

        Our 2010 Annual Report on Form 10-K includes a detailed discussion of various items impacting our business, our results of operations, and our financial condition. These include:

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 1, which present the results of our operations for the quarters ended March 31, 2011 and 2010. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

        We have organized our discussion and analysis as follows:

  -
  We describe changes to our business environment during the year.
  -
  We highlight significant events that occurred in 2011 that are important to understanding our results of operations and financial condition.
  -
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  -
  We review our financial condition, addressing our sources and uses of cash, capital resources, commitments, and liquidity.
  -
  We conclude with a discussion of our exposure to various market risks.

Business Environment

Various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 54 and in Item 1A. Risk Factors section of our 2010 Annual Report on Form 10-K. We discuss our market risks in the Risk Management section beginning on page 48.

        The volatility of the financial, credit and global energy markets impacts our liquidity and collateral requirements as well as our credit risk. We discuss our liquidity and collateral requirements in the Financial Condition section and our customer (counterparty) credit and other risks in more detail in the Risk Management section.

        In this section, we discuss in more detail events which have impacted our business during 2011.

Regulation—Maryland

Base Rates

In March 2011, the Maryland PSC issued a comprehensive rate order setting forth the details of the decision contained in its abbreviated electric and gas distribution rate order issued in December 2010. We discuss certain details of the comprehensive order in the Notes to Consolidated Financial Statements beginning on page 11.

Potential Reliability and Quality of Service Standards

During its 2011 legislative session, the Maryland General Assembly passed legislation:

  -
  directing the Maryland PSC to enact service quality and reliability regulations by July 1, 2012 relating to the delivery of electricity to retail electric customers,
  -
  increasing existing penalties for failure to meet these and other Maryland PSC regulations, and
  -
  directing the Maryland PSC to undertake certain studies addressing utility liability for certain customer damages, electric utility service restoration plans, and modifications to existing revenue decoupling mechanisms for extended service interruptions.

        The Governor is expected to sign this legislation into law and the Maryland PSC has instituted a rulemaking proceeding to begin drafting the required service quality and reliability regulations. We cannot at this time predict the final outcome of this rulemaking or the studies required under the legislation or how such outcome may affect our, or BGE's, financial results.

Events of 2011

Pending Merger with Exelon Corporation

On April 28, 2011, we entered into an Agreement and Plan of Merger with Exelon Corporation (Exelon). At closing, each issued and outstanding share of common stock of Constellation Energy will be cancelled and converted into the right to receive 0.93 shares of common stock of Exelon, and Constellation Energy will become a wholly owned subsidiary of Exelon. We discuss this transaction in more detail on page 9 in Notes to Consolidated Financial Statements.

Acquisition

Boston Generating

In January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion. We discuss this transaction in more detail beginning on page 10 in Notes to Consolidated Financial Statements.

Results of Operations for the Quarter Ended March 31, 2011 Compared with the Same Period of 2010

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 43.

Overview

Results

	Quarter Ended March 31,
	2011	2010

	(In millions, after-tax)
Generation	$12.8	$27.1
NewEnergy	(11.4)	104.1
Regulated electric	39.7	27.2
Regulated gas	41.4	37.2
Other nonregulated	(3.1)	(4.3)

Net Income	$79.4	$191.3

Net Income attributable to common stock	$70.4	$191.5

Change from prior year	$(121.1)

        Our total net income attributable to common stock decreased $121.1 million, or $0.60 per share, during the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to the following:

2011 vs. 2010

(In millions, after-tax)
Generation gross margin	$(13)
Increases in Generation non-gross margin expenses related to:
Acquisition of Boston Generating fleet of generating assets in January 2011	(21)
Acquisition of two combined cycle generating facilities in Texas in 2010	(7)
NewEnergy gross margin	(99)
NewEnergy hedge ineffectiveness	(19)
Regulated businesses	17
Other nonregulated businesses	1
Total change in Other Items included in Operations per table below	38
All other changes	(18)

Total Change	$(121)

Other Items Included in Operations (after-tax):

	Quarter Ended March 31,
	2011	2010

	(In millions, after-tax)
Impact of power purchase agreement with CENG[1]	$(27.0)	$(25.7)
Amortization of basis difference in CENG	(17.6)	(25.7)
Transaction fees for Boston Generating acquisition	(10.0)	—
Loss on early retirement of 2012 Notes	—	(30.9)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(8.8)
Credit facility amendment fees	(1.5)	(2.9)

Total Other Items	$(56.1)	$(94.0)

Change from prior year	$37.9

1 The net impact to the Company of the power purchase agreement with CENG was $44.9 million and $42.1 million pre-tax for the quarters ended March 31, 2011 and 2010, respectively. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

        In the following sections, we discuss our net income by business segment in greater detail.

Generation Business

Background

We define our Generation business in Note 3 to our 2010 Annual Report on Form 10-K.

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

Results

	Quarter Ended March 31,
	2011	2010

	(In millions)
Revenues	$667.6	$579.9
Fuel and purchased energy expenses	(414.4)	(326.6)

Gross margin	253.2	253.3
Operating expenses	(117.2)	(94.6)
Depreciation, depletion, accretion, and amortization	(48.7)	(28.5)
Taxes other than income taxes	(11.9)	(5.4)
Gain on divestitures	—	2.9
Equity investment (losses) earnings:
CENG	(16.6)	(19.2)
UNE	—	(6.1)
Other	7.0	4.6

Income from Operations	$65.8	$107.0

Net Income	$12.8	$27.1

Net Income attributable to common stock	$12.8	$27.1

Other Items Included in Operations (after-tax):
Impact of power purchase agreement with CENG[1]	$(27.0)	$(25.7)
Amortization of basis difference in CENG	(17.6)	(25.7)
Transaction fees for Boston Generating acquisition	(10.0)	—
Loss on early retirement of 2012 Notes	—	(30.9)
Credit facility amendment fees	—	(1.9)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(0.8)

Total Other Items	$(54.6)	$(85.0)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

1 The net impact to the Company of the power purchase agreement with CENG was $44.9 million and $42.1 million pre-tax for the quarters ended March 31, 2011 and 2010, respectively. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

Revenues

Our Generation revenues increased $87.7 million in the first quarter of 2011 compared to 2010, primarily due to the following:

2011 vs. 2010

(In millions)
Increase in volume of output, primarily due to the acquisition of the Boston Generating fleet of generating assets in January 2011	$200
Decrease in contracted power prices	(166)
Increase in volume of output due to reduced impact of outages at our fossil plants	56
All other	(2)

Total increase in Generation revenues	$88

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $87.8 million in the first quarter of 2011 compared to 2010, primarily due to the following:

2011 vs. 2010

(In millions)
Increase in volume of fuel consumed due to acquisition of Boston Generating fleet of generating assets in January 2011	$54
Increase due to reduced impact of outages at our fossil plants	28
Increase in coal fuel prices	17
All other	(11)

Total increase in Generation fuel and purchased energy expenses	$88

Operating Expenses

Our Generation business operating expenses increased $22.6 million for the quarter ended March 31, 2011 as compared to the same period for 2010 primarily due to the costs associated with the acquisition of the Boston Generating fleet of generating assets in January 2011.

Depreciation, Depletion, Accretion, and Amortization Expense

Our Generation business incurred higher depreciation, depletion, accretion, and amortization expenses of $20.2 million during the quarter ended March 31, 2011 compared to the same period of 2010 primarily due to an increase of $8.0 million in depreciation on the Boston Generating facilities acquired in January 2011, $4.4 million related to the June 2010 commencement of operations of our Hillabee Energy Center, and $3.0 million related to the May 2010 acquisition of the two Texas combined cycle generation facilities.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $6.5 million during the quarter ended March 31, 2011 compared to the same period of 2010 primarily due to an increase in property taxes related to generating facilities acquired in Texas in 2010 and Massachusetts in 2011.

Equity Investment Losses

During the quarter ended March 31, 2011 our equity investment losses decreased $11.1 million compared to the same period of 2010 primarily due to the absence of $6.1 million of losses on our investment in UNE, which we sold in the fourth quarter of 2010, $2.6 million in lower losses on our investment in CENG, and $2.4 million in higher earnings on investments in power projects.

NewEnergy Business

Background

We define our NewEnergy business in Note 3 to our 2010 Annual Report on Form 10-K.

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

        We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2011	2010

	(In millions)
Revenues	$2,412.1	$2,350.9
Fuel and purchased energy expenses	(2,199.7)	(1,979.4)

Gross margin	212.4	371.5
Operating expenses	(179.8)	(168.5)
Depreciation, depletion, accretion, and amortization	(18.4)	(21.8)
Taxes other than income taxes	(15.3)	(12.9)
Gain on divestitures	—	2.0

(Loss) income from Operations	$(1.1)	$170.3

Net (Loss) Income	$(11.4)	$104.1

Net (Loss) Income attributable to common stock	$(17.1)	$107.6

Other Items Included in Operations (after-tax):
Credit facility amendment fees	$(1.5)	$(1.0)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(0.1)

Total Other Items	$(1.5)	$(1.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues

Our NewEnergy revenues increased $61.2 million in the first quarter of 2011 compared to 2010, primarily due to the following:

2011 vs. 2010

(In millions)
Wholesale load sales	$75
Change in hedge ineffectiveness	(17)
Increase in wholesale and retail mark-to-market revenues due to changes in gas and power prices	33
Decrease in volume and contract prices related to our domestic coal operation	(18)
All other	(12)

Total increase in NewEnergy revenues	$61

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses increased $220.3 million in the first quarter of 2011 compared to 2010, primarily due to the following:

2011 vs. 2010

(In millions)
Wholesale power purchases	$114
Change in hedge ineffectiveness	13
Realization of fuel and purchased energy related to the assignment of international coal contracts	73
All other	20

Total increase in NewEnergy fuel and purchased energy expenses	$220

        The decrease in wholesale power gross margin reflects a less favorable price environment, primarily driven by the sudden, extreme drops in temperature, coupled with high winds, experienced in the Texas region during the first quarter of 2011. This weather event caused generation to go off-line and forced generators and load serving entities, like us, to purchase replacement power at significantly increased spot prices.

Mark-to-Market

Mark-to-market results include net gains and losses from origination, risk management, certain physical energy delivery activities, and trading activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2010 Annual Report on Form 10-K.

        The nature of our operations and the use of mark-to-market accounting for certain activities create fluctuations in mark-to-market earnings. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Risk Management section beginning on page 48. The primary factors that cause fluctuations in our mark-to-market results are:

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

        Mark-to-market results were as follows:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Unrealized mark-to-market results
Origination gains	$—	$—
Risk management and trading—mark-to-market
Unrealized changes in fair value	(3.4)	(36.2)
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	(77.0)	(190.1)

Total risk management and trading—mark-to-market	(80.4)	(226.3)

Total unrealized mark-to-market[1]	(80.4)	(226.3)
Realized mark-to-market	77.0	190.1

Total mark-to-market results[2]	$(3.4)	$(36.2)

1 Total unrealized mark-to-market is the sum of origination gains and total risk management and trading—mark-to-market.

2 Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results increased $32.8 million during the quarter ended March 31, 2011 compared to the same period of 2010 due to unrealized changes in fair value primarily due to $64.7 million of higher results on open positions in our power and transmission risk management activities within the Texas region as well as the absence of losses in the PJM, West, New York, and MISO regions due to a more favorable price environment.

        These increases were partially offset by the following:

  -
  $29.4 million of lower results on open positions due to a less favorable price environment related to economic hedges of our upstream gas operation, and
  -
  $2.5 million of lower results in our domestic coal portfolio due to a less favorable price environment.

Derivative Assets and Liabilities

Derivative assets and liabilities, excluding exchange-traded derivatives classified as accounts receivable, consisted of the following:

	March 31, 2011	December 31, 2010

	(In millions)
Current Assets	$350.0	$534.4
Noncurrent Assets	234.3	258.9

Total Assets	584.3	793.3

Current Liabilities	492.8	622.3
Noncurrent Liabilities	299.7	353.0

Total Liabilities	792.5	975.3

Net Derivative Position	$(208.2)	$(182.0)

Composition of net derivative exposure:
Hedges	$(400.3)	$(504.5)
Mark-to-market	232.4	350.3
Net cash collateral included in derivative balances	(40.3)	(27.8)

Net Derivative Position	$(208.2)	$(182.0)

Derivative balances above include noncurrent assets related to our Generation business of $25.1 million and $35.7 million at March 31, 2011 and December 31, 2010, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges. We discuss our derivative assets and liabilities in further detail in the Notes to Consolidated Financial Statements.

        The decrease of $104.2 million in our net derivative liability subject to hedge accounting since December 31, 2010 was due to $129.7 million of realization of out-of-the-money cash-flow hedges at the time the forecasted transaction occurred, partially offset by $25.5 million of increases on our net out-of-the-money cash-flow hedge positions primarily related to increases in power, natural gas, and coal prices during 2011.

        The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during the quarter ended March 31, 2011:

	(In millions)
Fair value beginning of period		$350.3
Changes in fair value recorded in earnings
Origination gains	$—
Unrealized changes in fair value	(3.4)
Changes in valuation techniques	—
Reclassification of settled contracts to realized	(77.0)

Total changes in fair value		(80.4)
Changes in value of exchange-listed futures and options		(88.9)
Net change in premiums on options		(6.4)
Contracts acquired		(1.5)
Dedesignated contracts and other changes in fair value		59.3

Fair value at end of period		$232.4

        We describe the types of changes in our net derivative asset subject to mark-to-market accounting that affected earnings in Item 7. Management's Discussion and Analysis in our 2010 Annual Report on Form 10-K.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of March 31, 2011:

	Settlement Term
	2011	2012	2013	2014	2015	2016	Thereafter	Fair Value

	(In millions)
Level 1	$(7.8)	$—	$—	$—	$—	$—	$—	$(7.8)
Level 2	340.4	254.8	14.7	9.1	4.6	0.5	(0.4)	623.7
Level 3	(78.5)	(279.4)	(22.4)	4.1	2.0	3.1	(12.4)	(383.5)

Total net derivative asset (liability) subject to mark-to-market accounting	$254.1	$(24.6)	$(7.7)	$13.2	$6.6	$3.6	$(12.8)	$232.4

Operating Expenses

Our NewEnergy business operating expenses increased $11.3 million during the quarter ended March 31, 2011 as compared to the same period of 2010 primarily due to growth in this business segment.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2011	2010

	(In millions)
Revenues	$650.2	$751.3
Electricity purchased for resale expenses	(353.9)	(473.6)
Operations and maintenance expenses	(112.9)	(113.8)
Depreciation and amortization	(64.0)	(56.4)
Taxes other than income taxes	(39.0)	(37.2)

Income from Operations	$80.4	$70.3

Net Income	$39.7	$27.2

Net income attributable to common stock	$37.2	$24.6

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$(3.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated electric business increased $12.6 million during the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in revenues less electricity purchased for resale expenses of $11.1 million after-tax.

Electric Revenues

The changes in electric revenues during the quarter ended March 31, 2011 compared to the same period of 2010 were caused by:

Quarter Ended March 31, 2011 vs. 2010

(In millions)
Distribution volumes	$4.0
Base rates	6.6
Smart Energy Savers ProgramSM surcharges	4.5
Revenue decoupling	(4.9)
Standard offer service	(120.2)
Rate stabilization recovery	(3.0)
Senate Bill 1 credits	(3.7)

Total change in electric revenues from electric system sales	(116.7)
Other	15.6

Total change in electric revenues	$(101.1)

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, during the quarter ended March 31, 2011 compared to the same period of 2010 were:

Quarter Ended March 31, 2011 vs. 2010

Residential	(3.6)%
Commercial	1.7
Industrial	(16.9)

        During the quarter ended March 31, 2011, we distributed less electricity to residential customers mostly due to warmer winter weather partially offset by an increased number of customers. We distributed more electricity to commercial customers mostly due to increased usage per customer and an increased number of customers. We distributed less electricity to industrial customers mostly due to a decreased number of customers.

Base Rates

On December 6, 2010, the Maryland PSC authorized BGE to increase electric distribution rates by $31.0 million for service rendered on or after December 4, 2010. This increase was based upon an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio. We discuss BGE's electric base rates in Notes to Consolidated Financial Statements beginning on page 11.

Smart Energy Savers ProgramSM Surcharges

Beginning in 2009, the Maryland PSC approved customer surcharges through which BGE recovers costs associated with certain programs designed to help BGE manage peak demand and encourage customer energy conservation.

        Revenues increased for the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in customer surcharges in 2011.

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

        Standard offer service revenues decreased during the quarter ended March 31, 2011 compared to the same period of 2010 mostly due to a decrease in the standard offer service rates and lower standard offer service volumes primarily due to an increase in customers using competitive suppliers.

Rate Stabilization Recovery

In late June 2007, BGE began recovering amounts deferred during the first rate deferral period that ended on May 31, 2007. The recovery of these amounts is occurring over a ten year period.

        Rate stabilization recovery revenue decreased during the quarter ended March 31, 2011 compared to the same period of 2010 primarily due to a decrease in recovery rates charged to customers.

Senate Bill 1 Credits

As a result of Senate Bill 1, beginning January 1, 2007, we were required to provide to residential electric customers a credit equal to the amount collected from all BGE electric customers for the decommissioning of Calvert Cliffs and to suspend collection of the residential return component of the administrative charge collected through residential standard offer service rates through May 31, 2007. Under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, we were required to reinstate collection of the residential return component of the administration charge in rates and to provide all residential electric customers a credit for the residential return component of the administrative charge. Under the 2008 Maryland settlement agreement, BGE was allowed to resume collection of the residential return portion of the administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to residential customers. Beginning June 1, 2010, BGE has provided all residential customers a credit for the residential return portion of the administrative charge. This credit will be given to customers through December 31, 2016.

        The decrease in revenues attributable to an increase in Senate Bill 1 Credits during the quarter ended March 31, 2011 compared to the same period in 2010 is primarily due to the reinstatement of the rebate to customers for the residential return component of the administrative charge on June 1, 2010.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	Quarter Ended March 31,
	2011	2010

	(In millions)
Actual costs	$340.5	$458.1
Recovery under rate stabilization plan	13.4	15.5

Electricity purchased for resale expenses	$353.9	$473.6

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $117.6 million during the quarter ended March 31, 2011 compared to the same period of 2010 primarily due to lower contract prices to purchase electricity for our customers and lower volumes due to an increase in customers using competitive suppliers.

Recovery under Rate Stabilization Plan

We deferred a total of $321.9 million in electricity purchased for resale expenses representing the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under our rate stabilization plan. These deferred expenses, plus carrying charges, are included in "Regulatory Assets (net)" in our, and BGE's, Consolidated Balance Sheets.

        We recovered $13.4 million and $15.5 million of this amount in the quarters ended March 31, 2011 and 2010, respectively.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses decreased $0.9 million in the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to a $16.2 million reduction to 2011 operations and maintenance expenses due to incremental distribution service restoration expenses associated with 2010 storms and other costs that were deferred as regulatory assets in 2011 as required by the Maryland PSC in its comprehensive distribution rate order received in March 2011. This was partially offset by $12.9 million in incremental distribution service restoration expenses associated with 2011 storms and $1.1 million in amortization associated with the new regulatory assets. We discuss the new regulatory assets in the Notes to Consolidated Financial Statements beginning on page 11.

Electric Depreciation and Amortization Expense

Regulated electric depreciation and amortization expense increased $7.6 million in the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to increased amortization of $4.5 million of deferred Smart Energy Savers ProgramSM costs due to an increase in program surcharges, and a $1.8 million increase in property, plant and equipment depreciation.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended March 31,
	2011	2010

	(In millions)
Revenues	$307.3	$318.0
Gas purchased for resale expenses	(171.1)	(194.5)
Operations and maintenance expenses	(40.1)	(35.2)
Depreciation and amortization	(12.3)	(11.3)
Taxes other than income taxes	(10.8)	(10.4)

Income from operations	$73.0	$66.6

Net Income	$41.4	$37.2

Net Income attributable to common stock	$40.6	$36.5

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net income attributable to common stock from the regulated gas business increased $4.1 million during the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in revenues less gas purchased for resale expenses of $7.6 million after-tax, partially offset by an increase in operations and maintenance expenses of $2.9 million after-tax.

Gas Revenues

The changes in gas revenues during the quarter ended March 31, 2011 compared to the same period of 2010 were caused by:

Quarter Ended March 31, 2011 vs. 2010

(In millions)
Distribution volumes	$9.2
Base rates	7.1
Gas revenue decoupling	(7.4)
Gas cost adjustments	(18.8)

Total change in gas revenues from gas system sales	(9.9)
Off-system sales	(1.2)
Other	0.4

Total change in gas revenues	$(10.7)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, during the quarter ended March 31, 2011 compared to the same period of 2010 were:

Quarter Ended March 31, 2011 vs. 2010

Residential	1.7%
Commercial	9.5
Industrial	(35.5)

        During the quarter ended March 31, 2011, we distributed more gas to residential customers compared to the same period of 2010 mostly due to increased usage per customer and an increased number of customers, partially offset by warmer winter weather. We distributed more gas to commercial customers mostly due to increased usage per customer and an increased number of customers. We distributed less gas to industrial customers mostly due to decreased usage per customer.

Base Rates

On December 6, 2010, the Maryland PSC authorized BGE to increase gas distribution rates by $9.8 million for service rendered on or after December 4, 2010. This increase was based upon a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio. We discuss BGE's gas base rates in Notes to Consolidated Financial Statements beginning on page 11.

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

Gas Cost Adjustments

We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2010 Annual Report on Form 10-K. However, under the market-based rates mechanism approved by the Maryland PSC, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers.

        Customers who do not purchase gas from BGE are not subject to the gas cost adjustment clauses because we are not selling gas to them. However, these customers are charged base rates to recover the costs BGE incurs to deliver their gas through our distribution system, and the rates charged are included in the gas distribution volume revenues.

        Gas cost adjustment revenues decreased $18.8 million during the quarter ended March 31, 2011 compared to the same period of 2010 because we sold less gas at lower rates.

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

        Revenues from off-system gas sales decreased $1.1 million during the quarter ended March 31, 2011 compared to the same period of 2010 primarily due to lower prices, partially offset by higher volumes.

Gas Purchased for Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $23.4 million during the quarter ended March 31, 2011 compared to the same period of 2010 because we purchased gas at lower prices, partially offset by the higher volumes of gas purchased.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses increased $4.9 million during the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to increased uncollectible accounts receivable expense of $2.1 million and higher labor and benefit costs of $1.4 million.

Other Nonregulated Businesses

Results

	Quarter Ended March 31,
	2011	2010

	(In millions)
Revenues	$(0.5)	$—
Operating expenses	11.4	15.7
Depreciation and amortization	(10.7)	(13.9)
Taxes other than income taxes	(0.7)	(0.9)

(Loss) Income from Operations	$(0.5)	$0.9

Net Loss	$(3.1)	$(4.3)

Net Loss attributable to common stock	$(3.1)	$(4.3)

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$(4.8)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 12 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

        Net loss attributable to common stock for the quarter ended March 31, 2011 decreased $1.2 million compared to the same period of 2010, primarily due to the absence in 2011 of $4.8 million in deferred income tax expense recorded as a result of healthcare reform legislation enacted in March 2010 that eliminated the tax exempt status of prescription drug subsidies received by companies under Medicare Part D, partially offset by lower depreciation expense of $2.0 million after-tax.

Consolidated Nonoperating Income and Expenses

Other (Expense) Income

Other expense decreased $3.3 million during the quarter ended March 31, 2011 compared to the same period of 2010 mostly due to a lower level of interest income as a result of a lower average cash balance outstanding.

Fixed Charges

Total fixed charges decreased $36.8 million during the quarter ended March 31, 2011 compared to the same period of 2010 mostly due to the absence in 2011 of a $50.1 million loss recognized in February 2010 on the retirement of $486.5 million of our 7.00% Notes due April 1, 2012.

Income Taxes

Income tax expense decreased $45.5 million during the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to lower income before income taxes in 2011, partially offset by a higher effective tax rate.

 Financial Condition

Cash Flows

The following table summarizes our cash flows for the quarters ended March 31, 2011 and 2010.

	2011 Segment Cash Flows				Consolidated Cash Flows

	Quarter Ended March 31, 2011				Quarter Ended March 31,
	Generation	NewEnergy	Regulated	Eliminations, Holding Company and Other	2011	2010

	(In millions)
Operating Activities
Net income (loss)	$12.8	$(11.4)	$81.1	$(3.1)	$79.4	$191.3
Derivative contracts classified as financing activities[1]	—	7.6	—	—	7.6	39.1
Other non-cash adjustments to net income (loss)	130.7	53.8	108.4	12.2	305.1	202.1
Changes in working capital
Derivative assets and liabilities, excluding collateral	8.8	200.8	0.4	—	210.0	(75.9)
Net collateral and margin	—	19.6	(1.2)	—	18.4	(109.1)
Accrued taxes	50.3	(39.6)	58.1	(58.5)	10.3	(714.7)
Other changes	57.3	(154.1)	96.5	46.5	46.2	(104.3)
Defined benefit obligations[2]	—	—	—	—	11.1	5.1
Other	(61.2)	60.0	(6.5)	6.9	(0.8)	3.0

Net cash provided by (used in) operating activities	198.7	136.7	336.8	4.0	687.3	(563.4)

Investing activities
Investments in property, plant and equipment	(29.9)	(63.1)	(136.2)	(2.6)	(231.8)	(190.9)
Asset and business acquisitions, net of cash acquired	(1,084.0)	—	—	—	(1,084.0)	—
Change in cash pool	1,058.5	(13.3)	—	(1,045.2)	—	—
Proceeds from sale of investments and other assets	—	—	—	—	—	24.8
Proceeds from investment tax credits and grants related to renewable energy investments	0.4	14.8	—	—	15.2	—
Contract and portfolio acquisitions	—	(3.7)	—	—	(3.7)	(3.4)
Decrease (Increase) in restricted funds	50.0	1.0	(22.6)	(0.3)	28.1	(66.1)
Other investments	(0.1)	(2.0)	—	—	(2.1)	1.5

Net cash used in investing activities	(5.1)	(66.3)	(158.8)	(1,048.1)	(1,278.3)	(234.1)

Cash flows from operating activities plus cash flows from investing activities	$193.6	$70.4	$178.0	$(1,044.1)	(591.0)	(797.5)

Financing Activities[2]
Net repayment of debt					(226.8)	(625.6)
Proceeds from issuance of common stock					5.7	11.0
Debt and credit facility costs					(3.1)	(4.0)
Common stock dividends paid					(45.8)	(46.3)
BGE preference stock dividends paid					(3.3)	(3.3)
Derivative contracts classified as financing activities[1]					(7.6)	(39.1)
Other					0.9	2.6

Net cash used in financing activities					(280.0)	(704.7)

Net decrease in cash and cash equivalents					$(871.0)	$(1,502.2)

1 All ongoing cash flows from derivative contracts deemed to contain a financing element at inception must be reclassified from operating activities to financing activities.

2 Items are not allocated to the business segments because they are managed for the company as a whole.

Cash Flows from Operating Activities

In the first quarter of 2011, cash provided by operating activities was $0.7 billion, reflecting $0.3 billion from our competitive businesses and $0.4 billion from our regulated businesses.

        The $1.2 billion increase in operating cash flows for the first quarter of 2011 compared to the same period of 2010 is primarily due to:

  -
  $0.8 billion of income tax payments made in the first quarter of 2010, most of which related to the federal taxes associated with the EDF transaction that closed in November 2009.
  -
  $0.3 billion related to changes in net derivative assets and liabilities. Changes in derivative assets and liabilities are driven by fluctuations in commodity prices and the realization of contracts at settlement within our NewEnergy business.
  -
  $0.1 billion higher net collateral and margin returned in 2011 as compared to 2010 as follows:

	March 31,
	2011	2010

	(In millions)
Net collateral and margin held, January 1,	$121.4	$77.2
Return of collateral held associated with nonderivative contracts	(1.0)	(10.2)
Net additional collateral posted associated with nonderivative contracts	(1.6)	(2.1)
Return of / (additional) initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	8.5	(42.9)
Return of / (additional) fair value net cash collateral posted (netted against derivative assets / liabilities)*	12.5	(53.9)

Change in net collateral and margin held (posted)	18.4	(109.1)

Net collateral and margin held (posted), March 31,	$139.8	$(31.9)

* We discuss our netting of fair value collateral with our derivative assets / liabilities in more detail in Note 13 to Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.

        We discuss all forms of collateral in terms of their impact on our business in the Collateral section.

Cash Flows from Investing Activities

Cash used in investing activities for the first quarter of 2011 was $1.3 billion, compared to $0.2 billion used in the first quarter of 2010. The $1.1 billion increase in cash used from the prior year was due to the acquisition of Boston Generating's 2,950 MW fleet of generating plants in January 2011.

Cash Flows from Financing Activities

Cash used in financing activities was $0.3 billion in the first quarter of 2011, compared to $0.7 billion used in financing activities in the first quarter of 2010. The $0.4 billion decrease in cash used in financing activities was due to lower net debt repayments in the first quarter of 2011 compared to the same period in 2010. In the first quarter of 2011, we repaid $0.2 billion of 7.00% Notes due April 1, 2012. In the first quarter of 2010, we retired $0.5 billion of 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding tax exempt notes totaling $0.1 billion.

Available Sources of Funding

In addition to cash generated from operations, we rely upon access to capital for our capital expenditure programs and for the liquidity required to operate and support our competitive businesses. Our liquidity requirements are funded by credit facilities and cash. We fund our short-term working capital needs with existing cash and with our credit facilities, many of which support direct cash borrowings and the issuance of commercial paper. We also use our credit facilities to support the issuance of letters of credit, primarily for our NewEnergy business.

        The primary drivers of our use of liquidity have been our capital expenditure requirements and collateral requirements associated with hedging our generating assets and hedging our NewEnergy business in both power and gas. Significant changes in the prices of commodities, depending on hedging strategies we have employed, could require us to post additional letters of credit, and thereby reduce the overall amount available under our credit facilities or to post additional cash, thereby reducing our available cash balance. Additional regulation of the derivatives markets could also require us to post additional cash collateral. We discuss the financial reform legislation enacted in 2010 in more detail in Item 7. Management's Discussion and Analysis—Federal Regulation section of our 2010 Annual Report on Form 10-K.

        We discuss our, and BGE's, credit facilities in detail beginning on page 13 of the Notes to the Consolidated Financial Statements.

Net Available Liquidity

Constellation Energy's (excluding BGE) and BGE's net available liquidity at March 31, 2011 was $3.4 billion and $0.7 billion, respectively. We discuss net available liquidity in more detail in the Notes to Consolidated Financial Statements on page 14.

Collateral

Constellation Energy's collateral requirements generally arise from the needs of its NewEnergy business as a result of its participation in certain organized markets, such as Independent System Operators (ISOs) or financial exchanges, as well as from its margining on over-the-counter (OTC) contracts.

        We discuss our uses of collateral in our businesses as well as the inherent asymmetries relating to the use of collateral that create liquidity requirements for our Generation and NewEnergy businesses in Item 7. Management's Discussion and Analysis of our 2010 Annual Report on Form 10-K.

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at March 31, 2011, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to1	Level Below Current Rating	Additional Obligations[2]

		(In billions)
Below investment grade	1	$1.0

1 If there are split ratings among the independent credit-rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

2 Includes $0.1 billion related to derivative contracts as discussed in Notes to Consolidated Financial Statements on page 26.

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post additional collateral in an amount that could exceed the obligation amounts specified above, which could be material. We discuss our credit facilities in the Notes to Consolidated Financial Statements beginning on page 13.

Capital Resources

Our estimated annual cash requirement amounts for the years 2011 and 2012 are shown in the table below.

        We will continue to have cash requirements for:

  -
  working capital needs,
  -
  payments of interest, distributions, and dividends,
  -
  capital expenditures, and
  -
  the retirement of debt.

        Capital requirements for 2011, 2012, and 2013 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

  -
  regulation, legislation, and competition,
  -
  BGE load requirements,
  -
  environmental protection standards,
  -
  the type and number of projects selected for construction or acquisition,
  -
  the effect of economic and market conditions on those projects,
  -
  the cost and availability of capital,
  -
  potential capital contributions to CENG,
  -
  the availability of cash from operations, and
  -
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 54 and Risk Factors section in our 2010 Annual Report on Form 10-K. We discuss the potential impact of environmental legislation and regulation in more detail in

Item 1. Business—Environmental Matters section of our 2010 Annual Report on Form 10-K.

Calendar Year Estimates	2011	2012

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$0.1	$—
Maintenance	0.1	0.1
Growth	—	—

Total Generation and Other Capital Requirements	0.2	0.1

NewEnergy Capital Requirements:
Maintenance	—	—
Growth	0.2	0.2

Total NewEnergy Capital Requirements	0.2	0.2

Regulated Capital Requirements:
Electric / Gas Distribution	0.4	0.4
Electric Transmission	0.1	0.1
Smart Energy SaversSM Initiatives	0.1	0.2

Total Regulated Capital Requirements	0.6	0.7

Total Capital Requirements	$1.0	$1.0

Eligible capital projects are shown net of anticipated investment tax credits or grants.

        As of the date of this report, we estimate our 2013 capital requirements will be approximately $1.2 billion.

Capital Requirements

Generation and NewEnergy Businesses

Our Generation and NewEnergy businesses' capital requirements consist of its continuing requirements, including expenditures for:

  -
  maintenance and uprates to the capacity of our generating plants,
  -
  solar projects and upstream natural gas properties,
  -
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and various other states' environmental regulations and legislation, and
  -
  enhancements to our information technology infrastructure.

        In addition, in January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion, subject to a working capital adjustment. We funded this acquisition through a mix of available cash and debt. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements beginning on page 10.

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

Funding for Capital Requirements

We discuss our funding for capital requirements in our 2010 Annual Report on Form 10-K.

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

        We detail our contractual payment obligations at March 31, 2011 in the following table:

	Payments
	2011	2012- 2013	2014- 2015	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$—	$14.6	$594.4	$1,775.0	$2,384.0
Interest	122.0	279.3	284.9	2,882.9	3,569.1

Total	122.0	293.9	879.3	4,657.9	5,953.1
BGE
Principal	81.7	639.1	144.9	1,277.9	2,143.6
Interest	111.4	231.3	162.5	1,174.2	1,679.4

Total	193.1	870.4	307.4	2,452.1	3,823.0
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]
Operating leases, gross	197.1	438.6	432.9	191.6	1,260.2
Sublease rentals	(0.8)	(0.1)	—	—	(0.9)

Operating leases, net	196.3	438.5	432.9	191.6	1,259.3
Purchase obligations:[3]
Purchased capacity and energy[4]	342.4	547.4	177.9	263.6	1,331.3
Purchased energy from CENG[5]	385.1	1,751.8	1,702.3		3,839.2
Fuel and transportation	566.8	712.9	256.8	179.2	1,715.7
Other	197.2	124.4	93.8	171.7	587.1
Other noncurrent liabilities:
Uncertain tax positions liability	55.9	100.8	8.4	4.3	169.4
Pension benefits[6]	6.3	69.9	183.0		259.2
Postretirement and post employment benefits[7]	23.9	55.5	58.5	256.4	394.3

Total contractual payment obligations	$2,089.0	$4,965.5	$4,100.3	$8,366.8	$19,521.6

1 Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $75.0 million early through remarketing features. Interest on variable rate debt is included based on forward curve for interest rates.

2 Our operating lease commitments include future payment obligations under certain power purchase agreements as discussed further in Note 11 of our 2010 Annual Report on Form 10-K.

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

5 As part of reaching a comprehensive agreement with EDF in October 2010, we modified our existing power purchase agreement with CENG to be unit contingent through the end of its original term in 2014. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, we agreed to purchase 50.01% of the available output of CENG's nuclear plants at market prices. We have included in the table our commitments under this agreement for five years, the time period for which we have more reliable data. Further, we continue to own a 50.01% membership interest in CENG that we account for as an equity method investment. See Note 16 of our 2010 Annual Report on Form 10-K for more details on this agreement.

6 Amounts related to pension benefits reflect our current 5-year forecast for contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 of our 2010 Annual Report on Form 10-K for more detail on our pension plans.

7 Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded in our Consolidated Balance Sheets as discussed in Note 7 of our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We discuss our off-balance sheet arrangements in our 2010 Annual Report on Form 10-K.

        At March 31, 2011, Constellation Energy had a total face amount of $9.6 billion in guarantees outstanding, of which $8.8 billion related to our Generation and NewEnergy businesses. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was $2 billion at March 31, 2011, which represents the total amount the parent company could be required to fund based on March 31, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements beginning on page 15.

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

        Positions included in EVaR are comprised of mark-to-market and nonderivative accrual positions that create market risk including:

  -
  derivative and nonderivative commodity contracts associated with our Generation and NewEnergy businesses,
  -
  physical assets, such as our owned and contractually controlled generating plants,
  -
  our share of investments in generating plants, and
  -
  our share of investments in upstream natural gas properties.

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

EVaR	Quarter Ended March 31, 2011

(In millions)
95% Confidence Level, One-Day Holding Period
Quarter end	$49.0
Average	42.4
High	52.9
Low	37.5

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

Total Mark-to-Market VaR	Quarter Ended March 31, 2011

(In millions)
99% Confidence Level, One-Day Holding Period
Quarter end	$10.2
Average	13.3
High	16.9
Low	10.2
95% Confidence Level, One-Day Holding Period
Quarter end	7.8
Average	10.2
High	12.8
Low	7.8
95% Confidence Level, Ten-Day Holding Period
Quarter end	24.7
Average	32.1
High	40.6
Low	24.7

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

        As of March 31, 2011, our total exposure across our entire wholesale portfolio was $2.1 billion, net of collateral, and includes accrual positions and derivatives. This total exposure has declined from the $2.5 billion as of December 31, 2010, primarily driven by a change in commodity prices.

        The top ten counterparties account for 53% of our total exposure with none of that exposure being non-investment grade. We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. At March 31, 2011, two counterparties, a large power cooperative and CENG, comprised a total exposure concentration of 23%.

        As of March 31, 2011 and December 31, 2010, counterparties in our credit portfolio had the following public credit ratings:

	March 31, 2011	December 31, 2010

Rating
Investment Grade[1]	51%	47%
Non-Investment Grade	3	4
Not Rated	46	49

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $1.0 billion at March 31, 2011 compared to $1.2 billion at December 31, 2010. This decrease was mostly driven by a reduction in our credit exposure with CENG and two large creditworthy power cooperatives.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $0.9 billion or 89% of the exposure to "Not Rated" counterparties was rated investment grade equivalent at March 31, 2011 and approximately $1.1 billion or 87% was rated investment grade equivalent at December 31, 2010.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings. This includes those counterparties which are externally rated and those in the "Not Rated" category as a percentage of the total portfolio exposure.

	March 31, 2011	December 31, 2010

Investment Grade Equivalent	92%	89%
Non-Investment Grade	8	11

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

Interest Rate Risk, Retail Credit Risk, Foreign Currency Risk, Security Price Risk, Operational Risk and Collateral and Funding Liquidity Risk

We discuss our exposure to interest rate risk, retail credit risk, foreign currency risk, security price risk, operational risk, and collateral and funding liquidity risk in the Risk Management section of our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  -
  hedging activities in the Notes to Consolidated Financial Statements beginning on page 19,
  -
  activities of our Generation and NewEnergy businesses in their respective sections of Management's Discussion and Analysis beginning on page 34,
  -
  evaluation of commodity and credit risk in the Risk Management section of Management's Discussion and Analysis beginning on page 48, and
  -
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 32.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements beginning on page 16.

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)

January 1 – January 31, 2011	50	$30.97	—	—
February 1 – February 28, 2011	170,654	30.40	—	—
March 1 – March 31, 2011	34,635	31.99	—	—

Total	205,339	$30.67	—	—

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

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  -
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  -
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  -
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  -
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  -
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  -
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities, and to successfully invest in new business initiatives and markets,
  -
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  -
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  -
  the timing and extent of customer choice and competition in the energy markets and the rules and regulations adopted in those markets,
  -
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy competition, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety, or environmental compliance,
  -
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  -
  the ability of BGE to recover all its costs associated with providing customers service,
  -
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, acts of war, catastrophic events, and other events beyond our control,
  -
  the impact of industry consolidation,
  -
  the impact of increased energy conservation and use of renewable energy,
  -
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  -
  changes in accounting principles or practices, and
  -
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events,
  -
  the likelihood and timing of the completion of the pending merger with Exelon Corporation, the terms and conditions of any required regulatory approvals of the pending merger, and potential diversion of management's time and attention from our ongoing business during this time period.

        Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (SEC) for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

        Changes may occur after that date, and neither Constellation Energy nor BGE assumes responsibility to update these forward looking statements.

Item 6. Exhibits

Exhibit No. 2(a)*	Agreement and Plan of Merger, dated April 28, 2011, by and among Exelon Corporation, Constellation Energy Group, Inc. and Bolt Acquisition Corporation. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated April 28, 2011, File Nos. 1-12869 and 1-1910.)
Exhibit No. 10(a)	Credit Agreement, dated as of October 15, 2010, among Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein.
Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 101.INS	XBRL Instance Document
Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit No. 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit No. 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit No. 101.DEF	XBRL Taxonomy Definition Linkbase Document

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constellation Energy will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

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

CONSTELLATION ENERGY GROUP, INC. (Registrant)
Date: May 9, 2011	/s/ JONATHAN W. THAYER Jonathan W. Thayer, Senior Vice President of Constellation Energy Group, Inc. and as Principal Financial Officer
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: May 9, 2011	/s/ CARIM V. KHOUZAMI Carim V. Khouzami, Chief Financial Officer of Baltimore Gas and Electric Company and as Principal Financial Officer