Form 10-Q
period 2011-09-30
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2011-11-07
CIK 9466, 1004440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 201,564,349 shares outstanding of Constellation Energy Group, Inc. on October 31, 2011.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,800.6	$3,114.9	$8,119.2	$8,192.3
Regulated electric revenues	638.6	776.3	1,835.6	2,178.7
Regulated gas revenues	81.9	77.7	496.3	494.4

Total revenues	3,521.1	3,968.9	10,451.1	10,865.4
Expenses
Fuel and purchased energy expenses	2,381.3	2,977.0	7,031.1	7,606.8
Fuel and purchased energy expenses from affiliate	249.0	254.7	653.1	675.3
Operating expenses	503.5	417.6	1,409.6	1,227.7
Merger costs	8.3	—	40.1	—
Impairment losses and other costs	—	2,468.4	—	2,468.4
Depreciation, depletion, accretion, and amortization	143.7	123.0	449.6	380.6
Taxes other than income taxes	78.1	66.6	232.3	199.0

Total expenses	3,363.9	6,307.3	9,815.8	12,557.8
Equity Investment Earnings (Losses)	49.6	53.4	13.7	(0.8)
Gain on U.S. Department of Energy Settlement	—	—	35.5	—
Net Gain on Divestitures	23.0	38.3	23.0	43.5

Income (Loss) from Operations	229.8	(2,246.7)	707.5	(1,649.7)
Other Expense	(17.8)	(18.4)	(52.5)	(49.6)
Fixed Charges
Interest expense	67.0	62.6	203.5	244.5
Interest capitalized and allowance for borrowed funds used during construction	(4.0)	(5.7)	(8.4)	(30.0)

Total fixed charges	63.0	56.9	195.1	214.5

Income (Loss) from Continuing Operations Before Income Taxes	149.0	(2,322.0)	459.9	(1,913.8)
Income Tax Expense (Benefit)	51.1	(947.0)	174.5	(813.9)

Net Income (Loss)	97.9	(1,375.0)	285.4	(1,099.9)
Less: Net Income Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	24.2	31.5	42.1	42.5

Net Income (Loss) Attributable to Common Stock	$73.7	$(1,406.5)	$243.3	$(1,142.4)

Average Shares of Common Stock Outstanding—Basic	200.4	201.1	200.0	200.7
Average Shares of Common Stock Outstanding—Diluted	202.4	201.1	201.7	200.7

Earnings (Loss) Per Common Share—Basic	$0.37	$(6.99)	$1.22	$(5.69)

Earnings (Loss) Per Common Share—Diluted	$0.36	$(6.99)	$1.21	$(5.69)

Dividends Declared Per Common Share	$0.24	$0.24	$0.72	$0.72

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Net Income (Loss)	$97.9	$(1,375.0)	$285.4	$(1,099.9)
Other comprehensive income (loss) (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net income, net of taxes	10.1	135.4	97.7	423.3
Net unrealized loss on hedging instruments, net of taxes	(68.8)	(149.0)	(110.8)	(311.0)
Available-for-sale securities:
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	—	—	—	(0.1)
Net unrealized gain on securities, net of taxes	4.1	0.2	4.2	0.4
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	8.6	5.6	24.3	16.4
Net unrealized (loss) gain on foreign currency, net of taxes	(5.2)	0.7	(3.4)	(8.3)
Other comprehensive (loss) gain—equity investment in CENG, net of taxes	(26.5)	22.3	(12.3)	10.1
Other comprehensive (loss) gain—other equity method investees, net of taxes	(7.3)	0.2	(7.3)	(0.3)

Comprehensive income (loss)	12.9	(1,359.6)	277.8	(969.4)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	24.2	31.5	42.1	42.5

Comprehensive (Loss) Income Attributable to Common Stock	$(11.3)	$(1,391.1)	$235.7	$(1,011.9)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2011*	December 31, 2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,171.0	$2,028.5
Accounts receivable (net of allowance for uncollectibles of $90.5 and $85.0, respectively)	1,847.5	2,059.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $101.3 and $87.9, respectively)	319.8	308.9
Income taxes receivable	45.2	152.7
Fuel stocks	411.1	361.1
Materials and supplies	134.2	104.3
Derivative assets	233.8	534.4
Unamortized energy contract assets (includes $106.4 and $400.9, respectively, related to CENG)	195.1	544.7
Restricted cash	2.0	52.0
Restricted cash—consolidated variable interest entities	73.1	52.3
Regulatory assets (net)	128.7	78.7
Other	278.8	175.8

Total current assets	4,840.3	6,452.6

Investments and Other Noncurrent Assets
Investment in CENG	2,967.0	2,991.1
Other investments	196.6	189.9
Regulatory assets (net)	350.3	374.1
Goodwill	283.3	77.0
Derivative assets	258.2	258.9
Unamortized energy contract assets	63.7	109.8
Other	382.0	286.3

Total investments and other noncurrent assets	4,501.1	4,287.1

Property, Plant and Equipment
Property, plant and equipment	15,237.6	13,588.9
Accumulated depreciation	(4,496.0)	(4,310.1)

Net property, plant and equipment	10,741.6	9,278.8

Total Assets	$20,083.0	$20,018.5

* Unaudited
See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	September 30, 2011*	December 31, 2010

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$160.6	$32.4
Current portion of long-term debt	131.5	245.6
Current portion of long-term debt—consolidated variable interest entities	61.3	59.7
Accounts payable	976.0	1,072.6
Accounts payable—consolidated variable interest entities	193.0	189.8
Derivative liabilities	487.8	622.3
Unamortized energy contract liabilities	129.5	130.5
Deferred income taxes	0.2	56.5
Accrued taxes	91.1	71.0
Accrued expenses	285.9	358.1
Other	575.1	438.7

Total current liabilities	3,092.0	3,277.2

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,684.8	2,489.8
Asset retirement obligations	32.1	32.3
Derivative liabilities	239.7	353.0
Unamortized energy contract liabilities	328.5	411.1
Defined benefit obligations	595.6	574.7
Deferred investment tax credits	24.3	27.6
Other	251.8	296.0

Total deferred credits and other noncurrent liabilities	4,156.8	4,184.5

Long-term Debt, Net of Current Portion	4,149.5	4,054.2
Long-term Debt, Net of Current Portion—consolidated variable interest entities	404.4	394.6
Equity
Common shareholders' equity:
Common stock	3,279.7	3,231.7
Retained earnings	5,370.6	5,270.8
Accumulated other comprehensive loss	(680.9)	(673.3)

Total common shareholders' equity	7,969.4	7,829.2
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	120.9	88.8

Total equity	8,280.3	8,108.0

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$20,083.0	$20,018.5

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Nine Months Ended September 30,	2011	2010

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$285.4	$(1,099.9)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation, depletion, accretion, and amortization	449.6	380.6
Amortization of energy contracts and derivatives designated as hedges	316.7	198.9
All other amortization	28.0	23.4
Deferred income taxes	140.8	(989.0)
Investment tax credit adjustments	(3.2)	(3.4)
Deferred fuel costs	20.0	69.2
Deferred storm costs	(15.5)	—
Defined benefit obligation expense	62.1	51.2
Defined benefit obligation payments	(30.9)	(61.0)
Impairment losses and other costs	—	2,468.4
Gain on divestitures	(23.0)	(43.5)
Equity in earnings of affiliates less than dividends received	5.0	30.3
Derivative contracts classified as financing activities	(7.4)	128.9
Changes in:
Accounts receivable, excluding margin	(98.5)	(75.2)
Derivative assets and liabilities, excluding collateral	450.3	251.4
Net collateral and margin	(28.5)	(201.5)
Materials, supplies, and fuel stocks	10.8	39.8
Other current assets	80.5	(64.8)
Accounts payable	(207.7)	(21.1)
Liability for unrecognized tax benefits	(42.9)	(31.1)
Accrued taxes and other current liabilities	2.1	(1,110.7)
Other	(40.5)	38.5

Net cash provided by (used in) operating activities	1,353.2	(20.6)

Cash Flows From Investing Activities
Investments in property, plant and equipment	(851.4)	(752.2)
Asset and business acquisitions, net of cash acquired	(1,443.2)	(372.9)
Proceeds from U.S. Department of Energy grant	40.6	42.7
Proceeds from sales of investments and other assets	6.6	93.8
Proceeds from investment tax credits and grants related to renewable energy investments	58.9	40.0
Payment for issuance of loans receivable	(30.0)	—
Contract and portfolio acquisitions	(3.7)	(208.8)
Decrease (increase) in restricted funds	30.9	(79.0)
Other	(4.5)	(31.1)

Net cash used in investing activities	(2,195.8)	(1,267.5)

Cash Flows From Financing Activities
Net issuance (repayment) of short-term borrowings	128.1	(9.0)
Proceeds from issuance of common stock	15.7	11.4
Proceeds from issuance of long-term debt	235.1	—
Repayment of long-term debt	(253.2)	(632.1)
Debt and credit facility costs	(3.2)	(0.7)
Common stock dividends paid	(136.3)	(138.8)
BGE preference stock dividends paid	(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions	1.0	52.5
Derivative contracts classified as financing activities	7.4	(128.9)
Other	0.4	(1.2)

Net cash used in financing activities	(14.9)	(856.7)

Net Decrease in Cash and Cash Equivalents	(857.5)	(2,144.8)
Cash and Cash Equivalents at Beginning of Period	2,028.5	3,440.0

Cash and Cash Equivalents at End of Period	$1,171.0	$1,295.2

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues
Electric revenues	$638.9	$776.4	$1,836.2	$2,178.8
Gas revenues	84.0	79.7	500.4	498.1

Total revenues	722.9	856.1	2,336.6	2,676.9
Expenses
Operating expenses
Electricity purchased for resale	210.3	362.5	707.0	998.9
Electricity purchased for resale from affiliate	136.7	134.3	266.6	372.9
Gas purchased for resale	35.5	32.7	256.4	269.3
Operations and maintenance	184.7	124.3	435.4	363.4
Operations and maintenance from affiliate	23.6	28.4	84.5	84.8
Merger costs	2.2	—	11.4	—
Depreciation and amortization	60.0	52.7	203.1	181.0
Taxes other than income taxes	47.1	45.6	143.3	138.2

Total expenses	700.1	780.5	2,107.7	2,408.5

Income from Operations	22.8	75.6	228.9	268.4
Other Income	6.4	5.2	18.6	17.2
Fixed Charges
Interest expense	33.1	34.0	99.7	102.3
Allowance for borrowed funds used during construction	(1.8)	(1.4)	(5.1)	(4.2)

Total fixed charges	31.3	32.6	94.6	98.1

(Loss) Income Before Income Taxes	(2.1)	48.2	152.9	187.5
Income Tax (Benefit) Expense	(3.7)	16.4	53.6	74.3

Net Income	1.6	31.8	99.3	113.2
Preference Stock Dividends	3.3	3.3	9.9	9.9

Net (Loss) Income Attributable to Common Stock	$(1.7)	$28.5	$89.4	$103.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2011*	December 31, 2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$51.3	$50.0
Accounts receivable (net of allowance for uncollectibles of $36.3 and $34.9, respectively)	349.6	351.4
Accounts receivable, unbilled (net of allowance for uncollectibles of $1.1 and $1.0, respectively)	143.7	268.8
Accounts receivable, affiliated companies	1.6	1.1
Income taxes receivable, net	—	55.9
Fuel stocks	81.8	66.5
Materials and supplies	35.9	31.2
Prepaid taxes other than income taxes	77.5	51.7
Regulatory assets (net)	128.7	78.7
Restricted cash—consolidated variable interest entity	51.7	29.5
Other	5.8	9.5

Total current assets	927.6	994.3

Investments and Other Assets
Regulatory assets (net)	350.3	374.1
Receivable, affiliated company	465.7	494.3
Other	40.2	52.2

Total investments and other assets	856.2	920.6

Utility Plant
Plant in service
Electric	5,340.8	5,127.9
Gas	1,374.5	1,323.0
Common	432.7	507.8

Total plant in service	7,148.0	6,958.7
Accumulated depreciation	(2,462.6)	(2,449.3)

Net plant in service	4,685.4	4,509.4
Construction work in progress	352.8	232.9
Plant held for future use	11.2	10.1

Net utility plant	5,049.4	4,752.4

Total Assets	$6,833.2	$6,667.3

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	September 30, 2011*	December 31, 2010

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$140.0	$—
Current portion of long-term debt	131.5	22.0
Current portion of long-term debt—consolidated variable interest entity	61.3	59.7
Accounts payable	191.4	252.9
Accounts payable, affiliated companies	63.6	84.9
Customer deposits	83.6	78.9
Deferred income taxes	55.2	30.1
Accrued taxes	23.3	19.0
Liability for uncertain tax positions	10.8	62.8
Accrued expenses and other	163.8	99.7

Total current liabilities	924.5	710.0

Deferred Credits and Other Liabilities
Deferred income taxes	1,437.1	1,354.9
Payable, affiliated company	256.9	250.8
Deferred investment tax credits	7.7	8.4
Other	20.2	20.1

Total deferred credits and other liabilities	1,721.9	1,634.2

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	424.7	454.4
Other long-term debt	1,431.5	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(1.9)	(2.0)
Current portion of long-term debt	(131.5)	(22.0)
Current portion of long-term debt—consolidated variable interest entity	(61.3)	(59.7)

Total long-term debt	1,919.2	2,059.9

Equity
Common shareholder's equity	2,077.6	2,073.2
Preference stock not subject to mandatory redemption	190.0	190.0

Total equity	2,267.6	2,263.2

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$6,833.2	$6,667.3

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Nine Months Ended September 30,	2011	2010

	(In millions)
Cash Flows From Operating Activities
Net income	$99.3	$113.2
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	203.1	181.0
Other amortization	5.4	3.3
Deferred income taxes	93.7	97.0
Investment tax credit adjustments	(0.8)	(0.8)
Deferred fuel costs	20.0	69.2
Deferred storm costs	(15.5)	—
Defined benefit plan expenses	31.2	26.0
Allowance for equity funds used during construction	(10.7)	(7.7)
Changes in:
Accounts receivable	121.0	6.1
Accounts receivable, affiliated companies	(0.5)	13.5
Materials, supplies, and fuel stocks	(20.0)	(10.1)
Income tax receivable, net	55.9	—
Other current assets	(92.1)	(88.9)
Accounts payable	(61.5)	21.6
Accounts payable, affiliated companies	(21.3)	(12.1)
Other current liabilities	43.5	(14.6)
Long-term receivables and payables, affiliated companies	3.5	(22.5)
Regulatory assets, net	13.1	21.6
Other	(52.5)	(61.2)

Net cash provided by operating activities	414.8	334.6

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(444.6)	(365.7)
Proceeds from U.S. Department of Energy grants	40.6	42.7
Change in cash pool at parent	—	314.7
Proceeds from sales of investments and other assets	—	20.9
Increase in restricted funds	(22.2)	(26.0)

Net cash used in investing activities	(426.2)	(13.4)

Cash Flows From Financing Activities
Repayment of long-term debt	(29.7)	(28.1)
Issuance (repayment) of short-term borrowings	140.0	(46.0)
Credit facility costs	(2.7)	(0.3)
Preference stock dividends paid	(9.9)	(9.9)
Distribution to parent	(85.0)	—

Net cash provided by (used in) financing activities	12.7	(84.3)

Net Increase in Cash and Cash Equivalents	1.3	236.9
Cash and Cash Equivalents at Beginning of Period	50.0	13.6

Cash and Cash Equivalents at End of Period	$51.3	$250.5

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

Reclassifications

We made the following reclassifications:

  -
  We have separately presented "Regulatory assets (net)" that was previously presented within "Other current assets" on our Consolidated Balance Sheets.
  -
  We have separately presented "Liability for unrecognized tax benefits" that was previously presented within "Other" on our Consolidated Statements of Cash Flows.
  -
  We have separately presented "Regulatory assets, net" that was previously presented within "Other" on BGE's Consolidated Statements of Cash Flows.
  -
  We have separately presented "Proceeds from U.S. Department of Energy grants" that was previously presented within "Investments in property, plant and equipment" on our, and BGE's, Consolidated Statements of Cash Flows.

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

        In connection with the proposed merger, Exelon and Constellation Energy announced several commitments, each of which is contingent upon completion of the merger, that they included in their filing for approval of the merger with the Maryland Public Service Commission (Maryland PSC). The estimated value of the commitments, including a proposed distribution rate credit of $100 per residential BGE customer, is approximately $250 million.

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

        During the quarter and nine months ended September 30, 2011, we incurred $8.3 million and $40.1 million pre-tax, respectively, in costs related to our pending merger with Exelon.

Variable Interest Entities

As of September 30, 2011, we consolidate four variable interest entities (VIEs) for which we are the primary beneficiary, and we have significant interests in six other VIEs for which we do not have controlling financial interests. We discuss our VIEs in more detail in Note 4 of our 2010 Annual Report on Form 10-K.

Consolidated Variable Interest Entities

Our, and BGE's, consolidated VIEs consist of:

  -
  RSB BondCo LLC (BondCo), a special purpose bankruptcy-remote limited liability company formed by BGE to acquire, hold, and to issue and service bonds secured by rate stabilization property,
  -
  a retail gas group formed to enter into a collateralized gas supply agreement with a third party gas supplier,
  -
  a retail power supply company, and
  -
  a group of solar project limited liability companies formed to build, own, and operate solar power facilities. While we own 100% of these entities, we determined that the individual solar project entities are VIEs because either the entities require additional subordinated financial support in the form of parental guarantee of debt, loans from the customers in order to obtain the necessary funds for construction of the solar facilities, or the customers absorb price variability from the entities through the fixed price power and/or renewable energy credits purchase agreements. We are the primary beneficiary of the solar project entities because we control the design, construction, and operation of the solar power facilities.

        We further discuss how we determine whether we are the primary beneficiary of VIEs in more detail in Note 4 of our 2010 Annual Report on Form 10-K.

        For each of our consolidated VIEs:

  -
  The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During the quarter and nine months ended September 30, 2011, BGE remitted $26.5 million and $65.0 million, respectively, to BondCo. During the quarter and nine months ended September 30, 2010, BGE remitted $26.7 million and $68.7 million, respectively, to BondCo.
  -
  Except for providing a parental guarantee of a $150 million credit facility and capital funding to the solar entities for ongoing construction of the solar power facilities and a $75 million parental guarantee to the third party gas supplier in support of the retail gas group, during the quarter and nine months ended September 30, 2011, neither we nor BGE:
    -
    provided any additional financial support to the VIEs, and
    -
    had any contractual commitments or obligations to provide financial support to the VIEs.
  -
  The creditors of the VIEs do not have recourse to our or BGE's general credit with the exception of certain of the solar entities where we have issued a parental guarantee for a $150 million credit facility.

        We include four consolidated VIEs in our consolidated financial statements at September 30, 2011 and three consolidated VIEs in our consolidated financial statements at December 31, 2010 as follows:

	September 30, 2011	December 31, 2010

	(In millions)
Current assets	$544.1	$516.6
Noncurrent assets	222.6	57.7

Total Assets	$766.7	$574.3

Current liabilities	$370.9	$345.5
Noncurrent liabilities	550.6	399.0

Total Liabilities	$921.5	$744.5

Unconsolidated Variable Interest Entities

As of September 30, 2011 and December 31, 2010, we had significant interests in six VIEs for which we were not the primary beneficiary. We have not provided any material financial or other support to these entities during the quarter and nine months ended September 30, 2011 and we do not intend to provide any additional financial or other support to these entities in the future.

        The following tables present summary information about these entities:

As of September 30, 2011	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$389.7	$318.1	$707.8
Total liabilities	307.1	117.1	424.2
Our ownership interest	—	56.6	56.6
Other ownership interests	82.6	144.4	227.0
Our maximum exposure to loss:
Letters of credit	18.6	—	18.6
Carrying amount of our investment—Other investments	—	49.6	49.6
Debt and payment guarantees	—	5.0	5.0

As of December 31, 2010	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$492.9	$288.3	$781.2
Total liabilities	382.6	113.2	495.8
Our ownership interest	—	48.7	48.7
Other ownership interests	110.3	126.4	236.7
Our maximum exposure to loss:
Letters of credit	24.9	—	24.9
Carrying amount of our investment—Other investments	—	41.4	41.4
Debt and payment guarantees	—	5.0	5.0

        We assess the risk of a loss equal to our maximum exposure to be remote. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of our variable interests in these VIEs.

Earnings Per Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income (loss) attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Non-dilutive stock options	4.1	5.8	4.2	5.5
Dilutive common stock equivalent shares	2.0	1.7	1.7	1.7

As a result of the Company incurring a loss for the quarter and nine months ended September 30, 2010, dilutive common stock equivalent shares were not included in calculating diluted EPS for these periods.

Acquisitions

MXenergy Holdings Inc.

In July 2011, we acquired all of the outstanding stock of MXenergy Holdings Inc. (MXenergy), a retail energy marketer of natural gas and electricity to residential and commercial customers, for approximately $214.5 million, subject to certain purchase price adjustments. MXenergy serves approximately 540,000 customers in numerous markets across the United States and Canada.

        We recorded the acquisition as follows:

At July 1, 2011

(In millions)
Cash and cash equivalents	$0.9
Accounts receivable	50.7
Restricted cash[1]	63.8
Other current assets	45.4
Goodwill[2]	101.1
Acquired contracts and intangibles2 3	84.5
Other assets	12.8

Total assets acquired	359.2

Bond payable[1]	(82.9)
Other current liabilities	(60.2)
Noncurrent liabilities	(1.6)

Total liabilities	(144.7)

Net assets acquired	$214.5

1 The bond payable was fully repaid during August 2011 primarily with the restricted cash.
2 None is deductible for tax purposes.
3 The weighted average amortization period for these assets is approximately 4 years.

        The preliminary net assets acquired are based on estimates, which could impact the final net assets acquired.

        We have included MXenergy's results of operations in our consolidated financial statements as part of our NewEnergy business segment since the date of acquisition.

        The proforma impact of this acquisition would not have been material to our results of operations for the quarters and nine months ended September 30, 2011 and 2010 and to our financial condition as of December 31, 2010.

Star Electricity, Inc.

In May 2011, we acquired all of the outstanding stock of Star Electricity, Inc. (StarTex), a retail electric provider, for $163.5 million in cash, all of which was paid at closing. StarTex serves approximately 170,000 customers in the Texas residential market.

        We recorded the acquisition as follows:

At May 27, 2011

(In millions)
Cash and cash equivalents	$17.9
Other current assets	43.8
Goodwill[1]	100.9
Acquired contracts and intangibles1 2	78.3
Other assets	1.0

Total assets acquired	241.9

Total liabilities	(78.4)

Net assets acquired	$163.5

1 None is deductible for tax purposes.
2 The weighted average amortization period for these assets is approximately 3 years.

        The net assets acquired are preliminary pending final purchase price adjustments.

        We have included StarTex's results of operations in our consolidated financial statements as part of our NewEnergy business segment since the date of acquisition.

        The proforma impact of this acquisition would not have been material to our results of operations for the quarters and nine months ended September 30, 2011 and 2010 and to our financial condition as of December 31, 2010.

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

        The proforma impact of this acquisition would not have been material to our results of operations for the quarters and nine months ended September 30, 2011 and 2010 and to our financial condition as of December 31, 2010.

Divestitures

Constellation Energy Partners LLC

In August 2011, we sold a majority of our interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock). Under the terms of the agreement, PostRock received all of our Class A member interests, which includes the right to appoint two of the five members of CEP's board of directors, and approximately 3.1 million units of our Class B member interests. In return, we received $6.6 million in cash, one million shares of PostRock common stock and warrants to acquire an additional 673,822 shares of PostRock common stock. As a result of this transaction, we recorded a pre-tax gain of $11.4 million in the "Net Gain on Divestitures" line in our Consolidated Statements of Income (Loss).

        We have retained a portion of the voting Class B member interests and other classes of non-voting member interests in CEP. However, since we no longer have significant influence over CEP's activities following the sale of the Class A and some of the Class B member interests, these retained interests do not qualify for the equity method of accounting. Therefore, we will account for each of the retained interests as either available for sale securities or as cost method investments. Upon the cessation of equity method accounting, we reclassified our remaining balance in accumulated other comprehensive income to earnings, recognizing a pre-tax gain of $11.6 million in the "Net Gain on Divestitures" line in our Consolidated Statements of Income (Loss).

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

Gain on U.S. Department of Energy Settlement

On June 30, 2011, CENG executed a settlement agreement with the United States Department of Energy (DOE) under which Constellation Energy would receive payment of $35.5 million related to costs incurred through October 31, 2008 to store spent nuclear fuel at the Calvert Cliffs nuclear power plant. The settlement also details a framework and procedure for recovery of damages incurred or to be incurred through the end of 2013. The agreement settles a lawsuit that sought to recover damages caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel at the Calvert Cliffs nuclear power plant. We discuss our lawsuit involving CENG's nuclear plants in more detail in Item 1—Business of our 2010 Annual Report on Form 10-K.

        As part of the 2009 agreement between Constellation Energy and EDF in which Constellation Energy sold a 49.99% interest in CENG to EDF, Constellation Energy retained the right to receive payments from any settlement with the DOE that related to periods prior to the formation of the joint venture on November 6, 2009. As such, Constellation Energy recognized a pre-tax gain in the second quarter of 2011 for $35.5 million and we received the funds in the third quarter of 2011.

        The lawsuits relating to the storage of spent nuclear fuel at the Ginna and Nine Mile Point nuclear power plants remain outstanding.

Investment in Constellation Energy Nuclear Group, LLC (CENG)

We own a 50.01% interest in CENG, a nuclear generation and operation business. Our total equity in earnings of our investment in CENG is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
CENG	$79.4	$95.1	$107.1	$158.7
Amortization of basis difference in CENG	(43.7)	(52.4)	(112.9)	(156.6)

Total equity investment earnings (losses)—CENG[1]	$35.7	$42.7	$(5.8)	$2.1

1 For the quarters ended September 30, 2011 and 2010, total equity investment earnings in CENG include $0.2 million and $0.5 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF Group and affiliates (EDF). For the nine months ended September 30, 2011 and 2010, total equity investment (losses) earnings in CENG include $1.0 million and $2.1 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF.

        The basis difference is the difference between the carrying amount of our investment in CENG and our share of the underlying equity in CENG, because the underlying assets of CENG were retained at their historical carrying value. See Note 2 to our 2010 Annual Report on Form 10-K for a more detailed discussion.

        Summarized income statement information for CENG for the quarters and nine months ended September 30, 2011 and 2010 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$438.0	$456.2	$1,151.1	$1,193.2
Expenses	283.0	276.2	958.2	902.5
Income from operations	155.0	180.0	192.9	290.7
Net income	159.1	191.1	216.2	321.5

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

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
Quarter ended September 30,
2011
Unaffiliated revenues	$311.4	$2,488.9	$638.7	$81.9	$0.2	$—	$3,521.1
Intersegment revenues	416.8	181.4	0.2	2.1	—	(600.5)	—

Total revenues	728.2	2,670.3	638.9	84.0	0.2	(600.5)	3,521.1
Net income (loss)	30.1	64.4	11.7	(10.1)	1.8	—	97.9
Net income (loss) attributable to common stock	30.1	43.5	9.2	(10.9)	1.8	—	73.7
2010
Unaffiliated revenues	$328.7	$2,786.1	$776.3	$77.7	$0.1	$—	$3,968.9
Intersegment revenues	258.9	134.2	0.1	2.0	—	(395.2)	—

Total revenues	587.6	2,920.3	776.4	79.7	0.1	(395.2)	3,968.9
Net (loss) income	(1,420.1)	13.4	37.6	(5.8)	(0.1)	—	(1,375.0)
Net (loss) income attributable to common stock	(1,420.1)	(14.8)	35.0	(6.5)	(0.1)	—	(1,406.5)
Nine months ended September 30,
2011
Unaffiliated revenues	$827.3	$7,291.6	$1,835.7	$496.3	$0.2	$—	$10,451.1
Intersegment revenues	1,245.0	350.6	0.5	4.1	—	(1,600.2)	—

Total revenues	2,072.3	7,642.2	1,836.2	500.4	0.2	(1,600.2)	10,451.1
Net income (loss)	83.8	104.7	74.3	25.0	(2.4)	—	285.4
Net income (loss) attributable to common stock	83.8	72.5	66.9	22.5	(2.4)	—	243.3
2010
Unaffiliated revenues	$902.9	$7,289.2	$2,178.7	$494.4	$0.2	$—	$10,865.4
Intersegment revenues	814.9	372.8	0.1	3.7	—	(1,191.5)	—

Total revenues	1,717.8	7,662.0	2,178.8	498.1	0.2	(1,191.5)	10,865.4
Net (loss) income	(1,377.7)	168.3	85.7	27.5	(3.7)	—	(1,099.9)
Net (loss) income attributable to common stock	(1,377.7)	135.7	78.0	25.3	(3.7)	—	(1,142.4)

Our Generation business operating results for the quarter and nine months ended September 30, 2011 include the following after-tax items:

  -
  amortization of basis difference in investment in CENG of $26.3 million and $68.0 million, respectively,
  -
  impact of power purchase agreement with CENG of $31.3 million and $88.6 million, respectively, (amount represents the amortization of our "unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "unamortized energy contract liability"),
  -
  gain on settlement with DOE for storage of spent nuclear fuel of zero and $21.3 million, respectively,
  -
  transaction fees incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts of zero and $10.1 million, respectively, and
  -
  costs incurred related to our pending merger with Exelon of $2.5 million and $12.0 million, respectively.

        Our NewEnergy business operating results for the quarter and nine months ended September 30, 2011 include the amortization of credit facility amendment fees in connection with the 2009 EDF transaction of $1.5 million and $4.4 million, respectively, and costs incurred relating to our pending merger with Exelon of $1.3 million and $5.6 million, respectively.

        Our Regulated Electric business operating results for the quarter and nine months ended September 30, 2011 include costs incurred relating to our pending merger with Exelon of $1.0 million and $5.1 million, respectively. BGE will not seek recovery of these costs in rates. In addition, our regulated electric business incurred total operating expenses of $35.9 million related to Hurricane Irene.

        Our Regulated Gas business operating results for the quarter and nine months ended September 30, 2011 include costs incurred relating to our pending merger with Exelon of $0.3 million and $1.7 million, respectively. BGE will not seek recovery of these costs in rates.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Components of net periodic pension benefit cost
Service cost	$13.4	$9.7	$39.8	$28.3
Interest cost	24.0	21.7	71.2	63.1
Expected return on plan assets	(31.7)	(26.0)	(94.0)	(75.9)
Recognized net actuarial loss	12.3	8.8	36.4	25.6
Amortization of prior service cost	1.1	1.0	3.2	2.9
Amount capitalized as construction cost	(2.7)	(2.5)	(8.8)	(7.3)

Net periodic pension benefit cost[1]	$16.4	$12.7	$47.8	$36.7

1 BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $10.5 million for the quarter ended September 30, 2011 and $7.9 million for the quarter ended September 30, 2010. BGE's portion of our net periodic pension benefit cost, excluding amounts capitalized, was $28.6 million for the nine months ended September 30, 2011 and $22.7 million for the nine months ended September 30, 2010. Net periodic pension benefit costs exclude settlement charges of $4.0 million for the nine months ended September 30, 2011 and $1.5 million in the nine months ended September 30, 2010.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$0.8	$0.6	$2.3	$1.9
Interest cost	4.6	3.9	13.9	13.6
Amortization of transition obligation	0.4	0.5	1.4	1.6
Recognized net actuarial loss (gain)	0.4	0.1	1.2	0.3
Amortization of prior service cost	(0.7)	(0.6)	(2.2)	(2.0)
Amount capitalized as construction cost	(1.2)	(1.2)	(4.3)	(4.1)

Net periodic postretirement benefit cost[1]	$4.3	$3.3	$12.3	$11.3

1 BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $4.7 million for the quarter ended September 30, 2011 and $3.8 million for the quarter ended September 30, 2010. BGE's portion of our net periodic postretirement benefit costs, excluding amounts capitalized, was $14.2 million for the nine months ended September 30, 2011 and $13.2 million for the nine months ended September 30, 2010.

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

Constellation Energy

Constellation Energy had bank lines of credit under committed credit facilities totaling $4.2 billion at September 30, 2011 for short-term financial needs, primarily for our NewEnergy business, as follows:

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

        At September 30, 2011, we had approximately $1.6 billion in letters of credit issued, including $0.4 billion in letters of credit issued under the commodity-linked credit facility, and no commercial paper outstanding under these facilities. The commodity-linked facility capacity increases as natural gas price levels decrease compared to a reference price that is adjusted periodically. As of September 30, 2011, this facility's capacity was $0.5 billion.

        In July 2011, a subsidiary of Constellation Energy entered into a three-year senior secured credit facility that is designed to support the growth of our solar operations. The amount committed under the facility is $150 million, which may be increased up to $200 million at the subsidiary's request with additional commitments by the lenders. As of September 30, 2011, we had borrowed $130.0 million. Borrowings incur interest at a variable rate payable quarterly and are secured by the equity interests in the subsidiary and the entities that own the solar projects as well as the assets of the subsidiary and each project entity. The obligations of our subsidiary are guaranteed by Constellation Energy and the project entities. The Constellation Energy guarantee will terminate upon the subsidiary obtaining a stand-alone investment grade credit rating or the satisfaction of a number of conditions, at which time the financing will become nonrecourse to Constellation Energy. We discuss the accounting treatment for our solar operations in more detail on page 9.

        Also, in July 2011, a subsidiary of Constellation Energy entered into a $40 million nonrecourse project financing to fund construction of our 30MW solar facility in Sacramento, California. Borrowings will incur interest at a variable rate, payable quarterly, and are secured by the equity interests and assets of the subsidiary. The construction borrowings will convert into a 19-year variable rate note upon commercial operation of the facility. Construction is expected to be completed by December 2011. The subsidiary also executed interest rate swaps for a notional amount of $30 million in order to convert the variable interest payments to fixed payments on the $40 million facility amount.

        In addition to this facility, this subsidiary entered into a treasury grant bridge loan for $26 million and an equity bridge loan for $28 million. Both loans will be utilized to fund construction and must be repaid shortly after commercial operation of the solar facility.

        At September 30, 2011, Constellation Energy had $20.6 million of short-term notes outstanding with a weighted average effective interest rate of 6.54%.

BGE

As of September 30, 2011, BGE has a $600.0 million revolving credit facility expiring in March 2015. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At September 30, 2011, BGE had $140.0 million of commercial paper outstanding with a weighted average interest of 0.37%. There were immaterial letters of credit outstanding at September 30, 2011.

Debt

In July 2011, we amended and extended our existing reserve based lending facility that supports our upstream gas operations. The borrowing base committed under the facility was increased to $150 million and can increase to a total of $500 million if the assets support a higher borrowing base and we are able to obtain additional commitments from lenders. The facility now expires in July 2016. Borrowings under this facility are secured by the upstream gas properties, and the lenders do not have recourse against Constellation Energy in the event of a default. As of September 30, 2011, we had borrowed $72.0 million under the facility with interest payable quarterly. The facility includes a provision that requires our entities that own the upstream gas properties subject to the agreement to maintain a current ratio of one-to-one. As of September 30, 2011, we are compliant with this provision.

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

Net Available Liquidity

The following table provides a summary of our, and BGE's, net available liquidity at September 30, 2011:

At September 30, 2011	Constellation Energy (excluding BGE)	BGE

	(In billions)
Credit facilities[1]	$3.7	$0.6
Less: Letters of credit issued[1]	(1.2)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.5	0.6
Less: Commercial paper outstanding	—	(0.1)

Net available facilities	2.5	0.5
Add: Cash and cash equivalents[2]	1.1	—

Net available liquidity	$3.6	$0.5

1 Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.4 billion in letters of credit posted against it.
2 BGE's cash balance at September 30, 2011 was $51.3 million.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2011, the debt to capitalization ratio as defined in the credit agreements was 36%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At September 30, 2011, the debt to capitalization ratio for BGE as defined in this credit agreement was 45%.

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

Income Taxes

We compute the income tax expense for each quarter based on our estimated annual effective tax rate for the year. The effective tax rate was 34.3% and 37.9% for the quarter and nine months ended September 30, 2011, respectively, compared to 40.8% and 42.5% for the same periods of 2010. The lower effective tax rates for the quarter and nine months ended September 30, 2011 are primarily due to lower pre-tax income due to extreme weather events in Texas and Maryland and nontaxable income from a consolidated VIE.

        The BGE effective tax rate was 176.2% and 35.1% for the quarter and nine months ended September 30, 2011, respectively, compared to 34.0% and 39.6% for the same periods of 2010. The higher effective tax rate for the quarter ended September 30, 2011 is due to a small pre-tax loss of $2.1 million primarily as a result of Hurricane Irene storm-related expenses and the impact of new guidance from the IRS National Office on electric transmission and distribution assets pertaining to capitalization versus repair expense, which increased the income tax benefit. The lower effective tax rate for the nine months ended September 30, 2011 is primarily due to the favorable impact from the IRS National Office guidance mentioned above and partial reversal during the quarter ended March 31, 2011 of the unfavorable tax adjustment recorded in the quarter ended March 31, 2010 to reflect the impact on our regulated electric business of the healthcare reform legislation that eliminated the tax exempt status of prescription drug subsidies received under Medicare Part D. The partial reversal in 2011 resulted from the Maryland PSC's authorization for BGE to create an electric regulatory asset for this tax law change and amortize the balance over a five-year period as provided in its March 2011 comprehensive order in BGE's most recent base rate case.

        Income tax expense for both Constellation Energy and BGE for the quarter and nine months ended September 30, 2011 reflects a deferred tax benefit for the costs incurred associated with our pending merger with Exelon. The ultimate treatment of these costs for tax purposes will be determined at the time the merger is closed or terminated. We discuss our pending merger with Exelon on page 9.

Income Tax Audits

We file income tax returns in the United States and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007. In August 2011, we formally agreed to an assessment of tax by the IRS for the 2005 - 2007 tax years. The assessment did not have a material impact on our, or BGE's, financial condition or results of operation.

        The IRS has audited our consolidated federal income tax return for the 2008 tax year and completion of the audit is awaiting additional industry guidance from the IRS National Office regarding BGE's change of accounting for tax purposes with respect to certain electric and gas transmission and distribution expenditures. IRS industry guidance on electric transmission and distribution expenditures was issued in August 2011 and additional guidance on gas transmission and distribution expenditures is expected in 2012. Application and compliance with the IRS industry guidance for electric and gas transmission and distribution expenditures should result in the completion of the IRS examination for the 2008 tax year. The IRS is also currently auditing our consolidated federal income tax returns for the 2009 - 2010 tax years as well as examining the 2011 tax year concurrently as part of the IRS Compliance Assurance Process. Although the final outcome of the 2008 - 2011 IRS audit and future tax audits is uncertain, we believe that adequate provisions for income taxes have been made for potential liabilities resulting from such matters.

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2011 and our total unrecognized tax benefits at September 30, 2011:

At September 30, 2011

(In millions)
Total unrecognized tax benefits, January 1, 2011	$239.8
Increases in tax positions related to the current year	0.9
Increases in tax positions related to prior years	29.7
Reductions in tax positions related to prior years	(89.1)

Total unrecognized tax benefits, September 30, 2011[1]	$181.3

1 BGE's portion of our total unrecognized tax benefits at September 30, 2011 was $12.0 million.

        If the total amount of unrecognized tax benefits of $181.3 million were ultimately realized, our income tax expense would decrease by approximately $170 million. The $170 million includes state tax refund claims of $55.9 million that have been disallowed by tax authorities and are subject to appeals.

        It is reasonably possible that unrecognized tax benefits could decrease within the next year by approximately $12 million primarily as a result of an expected settlement with the IRS regarding BGE's change of accounting method for tax purposes with respect to certain gas transmission and distribution expenditures. This decrease is not expected to have a material impact on BGE's financial condition or results of operation.

        The decrease in unrecognized tax benefits for the nine months ended September 30, 2011 is primarily related to the issuance of guidance from the IRS National Office in August 2011 regarding electric transmission and distribution expenditures. The decrease did not have a material impact on our, or BGE's, financial position or results of operation.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax expense relating to liabilities for unrecognized tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Interest and penalties recorded as tax (benefit) expense	$(1.6)	$3.0	$3.9	$(4.3)

BGE's portion of interest and penalties was immaterial for both periods presented.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $20.7 million, of which BGE's portion was $1.1 million, at September 30, 2011, and $16.8 million, of which BGE's portion was $3.8 million, at December 31, 2010.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Constellation Energy (including BGE)	$36.4	$31.6	$106.6	$93.1
BGE	20.2	20.4	62.8	61.6

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At September 30, 2011	Stated Limit

(In billions)
Constellation Energy guarantees	$9.1
BGE guarantees	0.3

Total guarantees	$9.4

        At September 30, 2011, Constellation Energy had a total of $9.4 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  -
  Constellation Energy guaranteed a face amount of $9.1 billion as follows:
    -
    $8.6 billion on behalf of our Generation and NewEnergy businesses to allow them the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $1 billion at September 30, 2011, which represents the total amount the parent company could be required to fund based on September 30, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
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
  -
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II.

Commitments and Contingencies

At September 30, 2011, the total amount of commitments was $8.4 billion. These commitments are primarily related to our Generation, NewEnergy, regulated electric and gas, and other nonregulated businesses. These commitments relate to:

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

        Our regulated electric business enters into various contracts for the procurement of electricity. These contracts expire between 2011 and 2013 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From October 1, 2011 to May 2012	100%
From June 2012 to September 2012	75
From October 2012 to May 2013	50
From June 2013 to September 2013	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort agreement reached with the Maryland PSC.

        Our regulated gas business enters into various contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas procurement contracts that expire between 2011 and 2014 and transportation and storage contracts that expire between 2012 and 2027. The cost of gas under these contracts is recoverable under BGE's gas cost adjustment clause discussed in Note 1 of our 2010 Annual Report on Form 10-K.

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

Merger with Exelon

In late April and early May 2011, shortly after Constellation Energy and Exelon announced their agreement to merge the two companies, twelve shareholder class action lawsuits were filed in the Circuit Court for Baltimore City in Maryland. Each class action suit was filed on behalf of a proposed class of the shareholders of Constellation Energy against Constellation Energy, members of Constellation Energy's board of directors, and Exelon. The shareholder class actions generally allege that the individual directors breached their fiduciary duties by entering into the proposed merger because they failed to maximize the value that the shareholders would receive from the merger, and failed to disclose adequately all material information relating to the proposed merger. The class actions also allege that Constellation Energy and Exelon aided and abetted the individual directors' breaches of their fiduciary duties. The lawsuits challenge the proposed merger, seek to enjoin a shareholder vote on the proposed merger until all material information is provided relating to the proposed merger, and ask for rescission of the proposed merger and any related transactions that have been completed as of the date that the court grants any relief. The class action lawsuits also seek certification as class actions, compensatory damages, costs and disbursements related to the action, including attorneys' and experts' fees, and rescission damages. Plaintiffs in three of the twelve lawsuits subsequently filed motions to consolidate all the lawsuits. The court has granted the motion to consolidate.

        In August 2011, two shareholder class action lawsuits were filed in the United States District Court for the District of Maryland. The class actions generally assert that Constellation Energy's directors breached their fiduciary duties to Constellation Energy's shareholders in connection with the pending merger and that Constellation Energy's directors, Constellation Energy, and Exelon aided and abetted the alleged breaches and that Constellation Energy's directors, Constellation Energy and/or Exelon violated Section 14(a) of the Securities Exchange Act of 1934 based on alleged material misrepresentations and omissions in the preliminary joint proxy statement/prospectus filed on June 27, 2011. The class actions seek various forms of relief, including, among other things, a declaratory judgment, an injunction prohibiting the merger, fees, expenses, and other costs.

        In the third quarter of 2011, the parties to the consolidated action in the state court and the two actions in the federal court entered into a memorandum of understanding setting forth an agreement in principle regarding the settlement of the actions. Under the agreement, Constellation Energy and Exelon agreed to provide certain additional disclosures in the joint proxy statement/prospectus relating to the merger. The agreement provides that the actions will be dismissed with prejudice and that the members of the class of Constellation Energy shareholders will release the defendants from all claims that were or could have been raised in the actions, including all claims relating to the merger. The agreement also provides that the plaintiffs' counsel may apply to the state court for an award of attorney's fees and expenses. The settlement is subject to customary conditions, including, among other things, the execution of definitive settlement papers and approval of the settlement by the state court.

        Constellation Energy and Constellation Energy's directors believe the actions are without merit and that they have valid defenses to all claims asserted therein. They entered into the memorandum of understanding solely to eliminate the burden, expense, and uncertainties inherent in further litigation. If the state court does not approve the settlement or any of the other conditions to consummation of the settlement are not satisfied, Constellation Energy and Constellation Energy's directors will continue to defend their positions in these matters vigorously.

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

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed in Maryland to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Act of 1934 and limiting the suit to those persons who purchased Debentures in the June 2008 offering. In August 2011, plaintiffs requested permission from the court to file a third amended complaint in an effort to attempt to revive the claims of the common shareholders. Constellation Energy has filed an objection to the plaintiffs' request for permission to file a third amended complaint. Given that limited discovery has occurred, that the court has not certified any class and the plaintiffs have not quantified their potential damage claims, we are unable at this time to provide an estimate of the range of possible loss relating to these proceedings or to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

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

        The claims against BGE and Constellation Energy had been dismissed in all of the cases either with prejudice based on rulings by the Court or without prejudice based on voluntary dismissals by the plaintiffs' counsel although the plaintiffs had a right to appeal once the cases were finally concluded as to all defendants. These cases have been concluded as to all defendants and no appeals have been filed. As a result, the cases are concluded with respect to BGE and Constellation Energy.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 484 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment by BGE or Constellation Energy and a small minority of these cases have been resolved for amounts that were not material to our financial results.

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

Federal Energy Regulatory Commission Investigation

The Federal Energy Regulatory Commission (FERC) staff in the Office of Enforcement, Division of Investigations, is conducting a non-public investigation of our virtual transactions and physical schedules in and around the New York ISO from September 2007 through December 2008. On August 29, 2011, the FERC staff notified us of its preliminary findings relating to our alleged violation of FERC's rules in connection with these activities. We continue to cooperate fully with the FERC investigation and, on October 28, 2011, we delivered to the FERC staff a response to their preliminary findings letter explaining why our conduct was lawful and refuting any allegation of wrongdoing. The FERC staff will determine whether to close the investigation without further action, to pursue the investigation further, or to attempt to resolve the matter through settlement. As we only recently produced our response to FERC's preliminary findings and we cannot predict whether FERC will agree with our response, we cannot predict at this time whether or to what extent we may incur a liability.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $10.6 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $5.5 million of these costs as of September 30, 2011, resulting in a remaining liability at September 30, 2011 of $5.1 million. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

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

Cash Flow Hedging

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted purchases and sales of energy, fuel, and other related commodities for the years 2011 through 2017. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $406.8 million at September 30, 2011 and $388.0 million at December 31, 2010.

        We expect to reclassify $224.7 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at September 30, 2011. However, the actual amount reclassified into earnings could vary from the amounts recorded at September 30, 2011, due to future changes in market prices.

        When we determine that a forecasted transaction originally designated as a hedged item has become probable of not occurring, we immediately reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Pre-tax gains (losses)	$(3.4)	$—	$(3.7)	$(0.3)

Interest Rate Swaps Designated as Cash Flow Hedges

Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $8.9 million at September 30, 2011 and $10.1 million at December 31, 2010. We expect to reclassify $0.1 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        During the third quarter of 2011, a subsidiary of Constellation Energy entered into forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated long-term borrowings to finance our solar projects. The swaps have contract amounts that total $30.6 million with an average interest rate of 3.6% and expire in 2027. At September 30, 2011, the fair value of these swap contracts was an unrealized pre-tax loss of $3.3 million.

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

        At September 30, 2011, we have interest rate swaps qualifying as fair value hedges relating to $550 million of our fixed-rate debt maturing in 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $47.0 million at September 30, 2011.

        We recorded the fair value of these hedges as an increase in our "Derivative assets" and an increase in our "Long-term debt."

Hedge Ineffectiveness

For all categories of derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Cash-flow hedges	$(76.8)	$(21.8)	$(99.6)	$(46.1)
Fair value hedges	0.6	—	(1.2)	—

Total	$(76.2)	$(21.8)	$(100.8)	$(46.1)

        The ineffectiveness in the table above excludes pre-tax gains of $1.6 million and $2.7 million related to the change in our fair value hedges excluded from hedge ineffectiveness for the quarter and nine months ended September 30, 2011, respectively. We did not recognize any gain or loss related to the change in our fair value hedges excluded from hedge ineffectiveness during the quarter and nine months ended September 30, 2010.

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

As of September 30, 2011	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]	Asset Values[3]	Liability Values[4]

	(In millions)
Power contracts	$617.0	$(683.7)	$4,028.3	$(4,322.5)	$4,645.3	$(5,006.2)
Gas contracts	1,270.0	(1,302.8)	3,547.1	(3,594.8)	4,817.1	(4,897.6)
Coal contracts	28.4	(22.3)	109.0	(96.8)	137.4	(119.1)
Other commodity contracts[1]	—	—	538.9	(529.2)	538.9	(529.2)
Interest rate contracts	47.0	(3.3)	57.7	(51.9)	104.7	(55.2)
Foreign exchange contracts	—	—	14.4	(5.5)	14.4	(5.5)
Equity contracts	—	—	0.4	—	0.4	—

Total gross fair values	$1,962.4	$(2,012.1)	$8,295.8	$(8,600.7)	$10,258.2	$(10,612.8)

Netting arrangements[5]					(9,883.4)	9,883.4
Cash collateral					(81.4)	1.9

Net fair values					$293.4	$(727.5)

Net fair value by balance sheet line item:
Accounts receivable[2]					$(198.6)
Derivative assets—current					233.8
Derivative assets—noncurrent					258.2
Derivative liabilities—current						(487.8)
Derivative liabilities—noncurrent						(239.7)

Total Derivatives					$293.4	$(727.5)

1 Other commodity contracts include oil, freight, emission allowances, renewable energy credits, and weather contracts.

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

        The following tables present gains and losses on derivatives designated as cash flow hedges.

Cash Flow Hedges	Quarter Ended September 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2011	2010	Statement of Income (Loss) Line Item	2011	2010	2011	2010

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$25.0	$92.1		$(7.7)	$(72.5)	$0.6	$14.3
Gas contracts	(2.9)	(20.2)		48.0	19.4	4.4	(0.2)

Total gains (losses)	$22.1	$71.9	Total included in nonregulated revenues	$40.3	$(53.1)	$5.0	$14.1

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(16.9)	$(211.6)		$(63.5)	$(195.3)	$(13.6)	$(16.3)
Gas contracts	(110.8)	(119.7)		(4.3)	41.1	(69.7)	(20.0)
Coal contracts	(4.3)	20.8		11.6	(9.1)	1.5	0.4

Total (losses) gains	$(132.0)	$(310.5)	Total included in fuel and purchased energy expense	$(56.2)	$(163.3)	$(81.8)	$(35.9)

Hedges of interest rates:			Interest expense
Interest rate contracts	3.3	—		—	0.1	—	—

Total gains	$3.3	$—	Total included in interest expense	$—	$0.1	$—	$—

Grand total (losses) gains	$(106.6)	$(238.6)		$(15.9)	$(216.3)	$(76.8)	$(21.8)

Cash Flow Hedges			Nine Months Ended September 30,

	Gain (Loss) Recorded in AOCI			Gain (Loss) Reclassified from AOCI into Earnings		Ineffectiveness Gain (Loss) Recorded in Earnings
Contract type:	2011	2010	Statement of Income (Loss) Line Item	2011	2010	2011	2010

	(In millions)
Hedges of forecasted sales:			Nonregulated revenues
Power contracts	$(30.8)	$213.8		$2.2	$(132.7)	$58.1	$15.6
Gas contracts	58.2	(53.3)		128.5	55.8	(44.7)	(4.2)
Other commodity contracts[1]	—	—		—	(0.7)	—	—

Total gains (losses)	$27.4	$160.5	Total included in nonregulated revenues	$130.7	$(77.6)	$13.4	$11.4

Hedges of forecasted purchases:			Fuel and purchased energy expense
Power contracts	$(14.3)	$(503.2)		$(297.0)	$(730.0)	$(32.7)	$(29.0)
Gas contracts	(180.0)	(195.9)		(10.5)	164.2	(82.6)	(33.1)
Coal contracts	(7.7)	42.6		21.0	(36.9)	2.3	4.4
Other commodity contracts[2]	—	(0.2)		—	(0.3)	—	0.2

Total losses	$(202.0)	$(656.7)	Total included in fuel and purchased energy expense	$(286.5)	$(603.0)	$(113.0)	$(57.5)

Hedges of interest rates:			Interest expense
Interest rate contracts	3.3	—		1.1	4.2	—	—

Total gains	$3.3	$—	Total included in interest expense	$1.1	$4.2	$—	$—

Grand total (losses) gains	$(171.3)	$(496.2)		$(154.7)	$(676.4)	$(99.6)	$(46.1)

1 Other commodity sale contracts include oil and freight contracts.

2 Other commodity purchase contracts include freight and emission allowances.

        The following table presents gains and losses on derivatives designated as fair value hedges and, separately, the gains and losses on the hedged item.

Fair Value Hedges		Quarter Ended September 30,				Nine Months Ended September 30,

		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

	Statement of Income (Loss) Line Item
Contract type:		2011	2010	2011	2010	2011	2010	2011	2010

		(In millions)
Gas contracts	Nonregulated revenues	$6.6	$—	$(6.2)	$—	$7.4	$—	$(6.2)	$—
Interest rate contracts	Interest expense	15.8	14.2	(14.0)	(14.1)	32.2	31.6	(31.5)	(29.3)

Total gains (losses)		$22.4	$14.2	$(20.2)	$(14.1)	$39.6	$31.6	$(37.7)	$(29.3)

        The following table presents gains and losses on mark-to-market derivatives.

Mark-to-Market Derivatives		Quarter Ended September 30,		Nine Months Ended September 30,

		Amount of Gain (Loss) Recorded in Income on Derivative		Amount of Gain (Loss) Recorded in Income on Derivative

	Statement of Income (Loss) Line Item
Contract type:		2011	2010	2011	2010

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$23.2	$(2.5)	$63.3	$(27.3)
Gas contracts	Nonregulated revenues	(57.9)	(12.8)	(39.8)	17.9
Coal contracts	Nonregulated revenues	(6.7)	1.7	(7.4)	9.4
Other commodity contracts[1]	Nonregulated revenues	3.2	(8.9)	(6.1)	(7.8)
Interest rate contracts	Nonregulated revenues	0.9	(1.9)	0.3	(3.6)
Interest rate contracts	Interest expense	2.5	—	5.8	—
Foreign exchange contracts	Nonregulated revenues	9.5	1.1	2.7	(1.0)
Equity contracts	Nonregulated revenues	(0.3)	—	(0.3)	—

Total gains (losses)		$(25.6)	$(23.3)	$18.5	$(12.4)

1 Other commodity contracts include oil, freight, weather, renewable energy credits, and emission allowances.

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

  -
  We have computed the derivative volumes for commodities by aggregating the absolute value of net positions within commodities for each year. This provides an indication of the level of derivatives activity, but it does not indicate either the direction of our position (long or short), or the overall size of our position. We believe this presentation gives an appropriate indication of the level of derivatives activity without unnecessarily revealing the size and direction of our derivatives positions. The disclosure of such information could limit the effectiveness and profitability of our business activities.
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

        The following tables present the volume of our derivative activities as of September 30, 2011 and December 31, 2010 shown by contractual settlement year.

Quantities[1] Under Derivative Contracts					As of September 30, 2011

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	10.0	20.3	13.6	1.6	2.6	1.4	49.5
Gas (mmBTU)	76.4	227.2	56.1	61.8	40.4	0.9	462.8
Coal (Tons)	1.2	0.1	1.1	—	—	—	2.4
Oil (BBL)	—	0.1	0.1	0.1	—	—	0.3
Emission Allowances (Tons)	0.9	0.1	0.1	—	—	—	1.1
Renewable Energy Credits (Number of credits)	0.2	0.3	0.3	0.3	0.3	0.4	1.8
Equity contracts (Number of shares)	—	0.3	0.2	0.2	—	—	0.7
Interest Rate Contracts	$153.9	$1,044.3	$638.2	$225.0	$1,250.0	$450.6	$3,762.0
Foreign Exchange Rate Contracts	$6.2	$48.7	$8.8	$16.8	$15.5	$—	$96.0

Quantities[1] Under Derivative Contracts					As of December 31, 2010

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	21.2	—	3.8	4.2	2.3	0.2	31.7
Gas (mmBTU)	175.3	90.1	80.2	64.7	24.1	—	434.4
Coal (Tons)	4.4	2.5	0.1	—	—	—	7.0
Oil (BBL)	0.2	0.1	0.1	—	—	—	0.4
Emission Allowances (Tons)	1.5	—	—	—	—	—	1.5
Renewable Energy Credits (Number of credits)	0.4	0.3	0.3	0.3	0.3	0.7	2.3
Interest Rate Contracts	$639.4	$490.7	$941.8	$405.0	$460.0	$175.0	$3,111.9
Foreign Exchange Rate Contracts	$48.7	$8.7	$16.8	$16.8	$15.5	$—	$106.5

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

        The following tables present information related to credit-risk related contingent features of our derivatives at September 30, 2011 and December 31, 2010.

Credit-Risk Related Contingent Feature			As of September 30, 2011

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$2.7	$(2.1)	$0.6	$0.4	$0.1

Credit-Risk Related Contingent Feature			As of December 31, 2010

Gross Fair Value of Derivative Contracts Containing This Feature[1]	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements[2]	Net Fair Value of Derivative Contracts Containing This Feature[3]	Amount of Posted Collateral[4]	Contingent Collateral Obligation[5]

(In billions)
$4.6	$(3.7)	$0.9	$0.7	$0.1

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

3 Amount represents the net fair value of out-of-the-money derivative contracts containing credit-risk- related contingent features after considering the mitigating effects of offsetting positions under master netting arrangements and reflects the actual net liability upon which any potential contingent collateral obligations would be based.

4 Amount includes cash collateral posted of $1.9 million and letters of credit of $367.9 million at September 30, 2011 and cash collateral posted of $0.6 million and letters of credit of $656.9 million at December 31, 2010.

5 Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1 to our 2010 Annual Report on Form 10-K. As of September 30, 2011, we had credit exposure to one counterparty, a large power cooperative, equal to 16% of our total credit exposure.

Fair Value Measurements

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (immaterial for BGE assets):

	As of September 30, 2011		As of December 31, 2010
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Cash equivalents	$625.6	$—	$1,545.4	$—
Equity securities	51.2	—	43.7	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	233.8	(487.8)	534.4	(622.3)
Noncurrent	258.2	(239.7)	258.9	(353.0)

Total classified as derivative assets and liabilities	492.0	(727.5)	793.3	(975.3)
Classified as accounts receivable[1]	(198.6)	—	(16.4)	—

Total derivative instruments	293.4	(727.5)	776.9	(975.3)

Total recurring fair value measurements	$970.2	$(727.5)	$2,366.0	$(975.3)

1 Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

        Cash equivalents represent money market funds included in "Cash and cash equivalents" in the Consolidated Balance Sheets. Equity securities primarily represent mutual fund investments and common shares in public companies included in "Other assets" in the Consolidated Balance Sheets. Derivative instruments represent unrealized amounts related to all derivatives. We classify exchange-listed derivatives as part of "Accounts Receivable" in our Consolidated Balance Sheets. We classify the remainder of our derivatives as "Derivative assets" or "Derivative liabilities" in our Consolidated Balance Sheets.

        The table below sets forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. We disaggregate our net derivative assets and liabilities by separating each individual derivative contract that is in-the-money from each contract that is out-of-the-money regardless of master netting agreements and collateral. As a result, the gross "asset" and "liability" amounts in each of the three fair value levels far exceed our actual economic exposure to commodity price risk and credit risk. The objective of this table is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized. Therefore, these gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure.

At September 30, 2011	Level 1	Level 2	Level 3	Netting and Cash Collateral[1]	Total Net Fair Value

	(In millions)
Cash equivalents	$625.6	$—	$—	$—	$625.6
Equity securities	51.2	—	—	—	51.2
Derivative assets:
Power contracts	—	3,987.0	658.3
Gas contracts	182.6	4,115.9	518.6
Coal contracts	—	136.9	0.5
Other commodity contracts	28.0	163.3	347.6
Interest rate contracts	50.3	54.4	—
Foreign exchange contracts	—	14.4	—
Equity contracts	—	—	0.4

Total derivative assets	260.9	8,471.9	1,525.4	(9,964.8)	293.4

Derivative liabilities:
Power contracts	—	(4,100.9)	(905.3)
Gas contracts	(172.6)	(4,359.7)	(365.3)
Coal contracts	—	(119.0)	(0.1)
Other commodity contracts	(28.2)	(154.8)	(346.2)
Interest rate contracts	(50.6)	(1.3)	(3.3)
Foreign exchange contracts	—	(5.5)	—

Total derivative liabilities	(251.4)	(8,741.2)	(1,620.2)	9,885.3	(727.5)

Net derivative position	9.5	(269.3)	(94.8)	(79.5)	(434.1)

Total	$686.3	$(269.3)	$(94.8)	$(79.5)	$242.7

1 We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At September 30, 2011, we included $81.4 million of cash collateral held and $1.9 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

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

        During the quarter and nine months ended September 30, 2011, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

        During the quarters and nine months ended September 30, 2011 and 2010, our Level 3 fair value measurements, predominantly power contracts, changed as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Balance at beginning of period	$(40.1)	$(175.7)	$(201.2)	$(291.5)
Realized and unrealized (losses) gains:
Recorded in income	(50.3)	(145.8)	(70.7)	(203.4)
Recorded in other comprehensive income	(10.4)	14.1	19.1	87.6
Purchases	0.6		(3.0)
Sales	—		—
Issuances	2.3		3.4
Settlements	—		—

Net purchases, sales, issuances, and settlements[1]	2.9	28.9	0.4	24.5
Transfers into Level 3[2]	(30.4)	(105.3)	115.3	102.7
Transfers out of Level 3[2]	33.5	(41.1)	42.3	(144.8)

Balance at end of period	$(94.8)	$(424.9)	$(94.8)	$(424.9)

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$44.4	$(75.3)	$(19.4)	$(96.9)

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

        During the quarter and nine months ended September 30, 2011, we had purchases related to our business acquisitions and issuances related to premiums paid for option contracts and payments for transmission congestion contracts.

        We discuss the financial statement classification for realized and unrealized gains and losses related to cash-flow hedges for our various hedging relationships in Note 1 to our 2010 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At September 30, 2011	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$233.5	$233.8
Fixed-rate long-term debt:
Constellation Energy (including BGE)	3,843.0	4,301.2
BGE	2,113.9	2,365.3
Variable-rate long-term debt:
Constellation Energy (including BGE)	907.3	907.3
BGE	—	—

        We discuss our valuation techniques and assumptions for estimating the fair value of financial instruments in Note 13 of our 2010 Annual Report on Form 10-K. There have been no changes in these techniques and assumptions during the quarter and nine months ended September 30, 2011.

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

        The impact of transactions under these agreements is summarized below:

	Increase (Decrease) in Earnings
						At September 30, 2011 Accounts Receivable/ (Accounts Payable)	At December 31, 2010 Accounts Receivable/ (Accounts Payable
	Quarter Ended September 30,		Nine Months Ended September 30,
					Income Statement Classification
Agreement	2011	2010	2011	2010

PPA	$(249.0)	$(254.7)	$(653.1)	$(675.3)	Fuel and purchased energy expenses	$(38.6)	$(47.6)
PSA	4.1	4.1	12.1	12.1	Nonregulated revenues	—	—
ASA	12.0	16.5	36.0	49.5	Operating expenses	4.0	5.5

        In May 2011, CENG issued an unsecured revolving promissory note to borrow up to an aggregate principal amount of $62.5 million from a subsidiary of Constellation Energy. CENG also issued an unsecured revolving promissory note to EDF on substantially identical terms, such that any request for borrowings by CENG must be submitted 50% to Constellation Energy and 50% to EDF.

        Interest accrues on the amounts borrowed on a daily basis at a fixed rate per year equal to the rate at which deposits of United States dollars are offered by prime banks in the London interbank market, plus 250 basis points. Amounts are due at the earlier of October 31, 2012 or the date upon which the note is accelerated in accordance with the terms of the agreement.

        As of September 30, 2011, CENG has borrowed $30.0 million from Constellation Energy.

        In June 2011, CENG executed a settlement agreement with the DOE under which Constellation Energy will receive payment of $35.5 million related to costs incurred through October 31, 2008 to store spent nuclear fuel at the Calvert Cliffs nuclear power plant. As a result, we received $35.5 million from CENG in the quarter ended September 30, 2011. We discuss this settlement in more detail on page 13.

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

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Purchased energy	$136.7	$134.3	$266.6	$372.9

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs, both capital and expense, are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity.

        The following table presents all of the costs Constellation Energy charged to BGE in each period, both directly-charged and allocated.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Charges to BGE	$27.3	$40.5	$119.1	$119.0

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

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE. We discuss our business and strategy in more detail in Item 1—Business section of our 2010 Annual Report on Form 10-K and we discuss the risks affecting our business in Item 1A. Risk Factors section beginning on page 65 and in our 2010 Annual Report on Form 10-K.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss) on page 1, which present the results of our operations for the quarters and nine months ended September 30, 2011 and 2010. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income (Loss).

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

Business Environment

Various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 69 and in Item 1A. Risk Factors section beginning on page 65 and in our 2010 Annual Report on Form 10-K. We discuss our market risks in the Risk Management section beginning on page 60.

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

Regulation—Maryland

New Electric Generation

In September 2011, the Maryland Public Service Commission (PSC) issued a notice requiring regulated electric distribution companies to issue a request for proposals for the construction of new electric generation. Under the proposal, the electric distribution companies would enter into long-term, contract-for-difference arrangements, under which the electric distribution companies would pay a fixed contract price in exchange for the variable market price. The requests for proposals were issued by electric distribution companies, including BGE, in October 2011 with initial proposals due January 20, 2012. The Maryland PSC will hold a hearing in January 2012 to determine whether new generation is needed to meet the long-term, anticipated demand in Maryland and, if so, the amount of generation that is needed. Following the determination of the need for new generation, the Maryland PSC will select and approve the winning offers by February 23, 2012. The Maryland PSC established this schedule in order to preserve a possible offering of new generation capacity in the May 2012 auction for the 2015 - 2016 delivery years. Depending on the outcome of this process, a requirement that BGE enter into such long-term arrangements could have a material effect on our, or BGE's, financial results.

Base Rates

In March 2011, the Maryland PSC issued a comprehensive rate order setting forth the details of the decision contained in its abbreviated electric and gas distribution rate order issued in December 2010. We discuss certain details of the comprehensive order in the Notes to Consolidated Financial Statements on page 14.

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

National Ambient Air Quality Standards

In the Item 1. Business—Environmental Matters section of our 2010 Annual Report on Form 10-K, we discuss the EPA proposed rule to adopt air quality standards for ozone. In the third quarter of 2011, EPA moved the adoption of a final air quality standard for ozone, which had been expected in 2011, to 2013.

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

Acquisitions

MXenergy Holdings Inc.

In July 2011, we acquired all of the outstanding stock of MXenergy Holdings Inc. (MXenergy), a retail energy marketer of natural gas and electricity to residential and commercial customers in competitive markets in the United States and Canada for approximately $214.5 million, subject to certain purchase price adjustments. We discuss this transaction in more detail on page 11 in Notes to Consolidated Financial Statements.

Star Electricity, Inc.

In May 2011, we acquired all of the outstanding stock of Star Electricity, Inc. (StarTex), a retail electric provider, for approximately $163.5 million in cash, all of which was paid at closing. We discuss this transaction in more detail beginning on page 11 in Notes to Consolidated Financial Statements.

Boston Generating

In January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion. We discuss this transaction in more detail on page 12 in Notes to Consolidated Financial Statements.

 Divestitures

Constellation Energy Partners LLC

In August 2011, we sold a majority of our interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock) for cash, shares of PostRock common stock and warrants to buy additional shares of PostRock common stock. We discuss this transaction in more detail beginning on page 12.

Quail Run Energy Center

In June 2011, we terminated the agreement to sell our Quail Run Energy Center (Quail Run), a 550 MW natural gas plant in west Texas, to High Plains Diversified Energy Corporation. We had previously entered into the agreement to sell Quail Run in December 2010. We discuss this development on page 13.

Settlement with U.S. Department of Energy (DOE)

In June 2011, we recognized a $35.5 million pre-tax gain related to an agreement with the DOE that settled a lawsuit that sought to recover damages caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel at the Calvert Cliffs nuclear plant. We discuss this settlement in more detail on page 13 in Notes to Consolidated Financial Statements.

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

Sacramento Solar Project Facility

In July 2011, a subsidiary of Constellation Energy entered into a $40 million nonrecourse project financing to fund construction of our 30MW solar facility in Sacramento, California. Borrowings will incur interest at a variable rate, payable quarterly, and are secured by the equity interests and assets of the subsidiary. The construction borrowings will convert into a 19-year variable rate note upon commercial operation of the facility. The subsidiary also executed interest rate swaps for a notional amount of $30 million which will convert the rate to fixed through 2027.

        We discuss these financings in more detail on page 17 in Notes to Consolidated Financial Statements.

Revolving Promissory Note with CENG

In May 2011, CENG issued an unsecured revolving promissory note to borrow up to an aggregate principal amount of $62.5 million from a subsidiary of Constellation Energy. We discuss this related party financing on page 38 in Notes to Consolidated Financial Statements.

Texas Weather Event

In the third quarter of 2011, the Texas region incurred extreme high temperatures for a prolonged period of time. This negatively affected our overall operating results and, in particular, our NewEnergy operating results by approximately $33 million after-tax. We discuss the impact of this development on our overall results as well as our New Energy operating results on pages 42 and 47.

Hurricane Irene

In August 2011, Hurricane Irene caused extensive damage to BGE's electric distribution system and created power outages that lasted several days. As a result, BGE incurred total costs currently estimated to be $89.8 million, of which $34.5 million are capital costs, in the quarter ended September 30, 2011 to repair its distribution system and restore service to customers. We discuss the impact of Hurricane Irene on our regulated electric business operating results on pages 50 and 51.

Results of Operations for the Quarter and Nine Months Ended
September 30, 2011 Compared with the Same Periods of 2010

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 55.

Overview

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions, after-tax)
Generation	$30.1	$(1,420.1)	$83.8	$(1,377.7)
NewEnergy	64.4	13.4	104.7	168.3
Regulated electric	11.7	37.6	74.3	85.7
Regulated gas	(10.1)	(5.8)	25.0	27.5
Other nonregulated	1.8	(0.1)	(2.4)	(3.7)

Net Income (Loss)	$97.9	$(1,375.0)	$285.4	$(1,099.9)

Net Income (Loss) attributable to common stock	$73.7	$(1,406.5)	$243.3	$(1,142.4)

Change from prior year	$1,480.2		$1,385.7

        Our total net income (loss) attributable to common stock increased during the quarter and nine months ended September 30, 2011, compared to the same periods of 2010, by $1,480.2 million and $1,385.7 million, respectively, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010

	(In millions, after-tax)
Generation gross margin	$33	$49
Increases in Generation non-gross margin expenses related to:
Acquisition of Boston Generating fleet of generating assets in January 2011	(29)	(72)
Acquisition of two combined cycle generating facilities in Texas in May 2010	(8)	(20)
NewEnergy gross margin	106	(4)
NewEnergy hedge ineffectiveness	(35)	(34)
NewEnergy third quarter 2011 Texas region weather event	(33)	(33)
NewEnergy contract assignments/origination	18	18
NewEnergy gain on divestiture	14	14
Regulated businesses	7	26
Other nonregulated businesses	2	(3)
Total change in Other Items included in operations per table below	1,404	1,457
All other changes	1	(12)

Total Change	$1,480	$1,386

 Other Items Included in Operations (after-tax):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions, after-tax)
Impact of power purchase agreement with CENG[1]	$(31.3)	$(28.9)	$(88.6)	$(83.7)
Amortization of basis difference in CENG	(26.3)	(31.5)	(68.0)	(94.2)
Hurricane Irene storm expenses	(35.9)	—	(35.9)	—
Merger costs	(5.1)	—	(24.4)	—
Gain on settlement with DOE	—	—	21.3	—
Transaction fees for Boston Generating acquisition	—	—	(10.1)	—
Gain on sale of interest in Mammoth Lakes geothermal generating facility	—	24.7	—	24.7
Impairment losses and other costs	—	(1,465.3)		(1,465.3)
Loss on early retirement of 2012 Notes	—	—	—	(30.9)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	—	—	(8.8)
Credit facility amendment fees	(1.5)	(2.9)	(4.4)	(8.7)

Total Other Items	$(100.1)	$(1,503.9)	$(210.1)	$(1,666.9)

Change from prior year	$1,403.8		$1,456.8

1 The net impact to the Company of the power purchase agreement with CENG was $52.0 million and $147.2 million pre-tax for the quarter and nine months ended September 30, 2011 and $47.2 million and $137.1 million for the quarter and nine months ended September 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

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

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$728.2	$587.6	$2,072.3	$1,717.8
Fuel and purchased energy expenses	(540.0)	(433.2)	(1,349.4)	(1,103.6)

Gross margin	188.2	154.4	722.9	614.2
Operating expenses	(91.2)	(85.6)	(317.9)	(270.2)
Merger costs	(4.1)	—	(19.7)	—
Impairment losses and other costs	—	(2,468.4)	—	(2,468.4)
Depreciation, depletion, accretion, and amortization	(48.9)	(38.2)	(148.9)	(98.7)
Taxes other than income taxes	(11.0)	(6.6)	(34.8)	(17.6)
Gain on divestitures	—	38.1	—	41.0
Equity investment earnings (losses):
CENG	35.7	42.7	(5.8)	2.1
UNE	—	(2.4)	—	(15.3)
Other	13.9	13.1	19.5	12.4
Gain on settlement with DOE	—	—	35.5	—

Income (Loss) from Operations	$82.6	$(2,352.9)	$250.8	$(2,200.5)

Net Income (Loss)	$30.1	$(1,420.1)	$83.8	$(1,377.7)

Net Income (Loss) attributable to common stock	$30.1	$(1,420.1)	$83.8	$(1,377.7)

Other Items Included in Operations (after-tax):
Impact of power purchase agreement with CENG[1]	$(31.3)	$(28.9)	$(88.6)	$(83.7)
Amortization of basis difference in CENG	(26.3)	(31.5)	(68.0)	(94.2)
Gain on settlement with DOE	—	—	21.3	—
Merger costs	(2.5)	—	(12.0)	—
Transaction fees for Boston Generating acquisition	—	—	(10.1)	—
Gain on sale of interests in Mammoth Lake geothermal generating facility	—	24.7	—	24.7
Impairment losses and other costs	—	(1,465.3)		(1,465.3)
Loss on early retirement of 2012 Notes	—	—	—	(30.9)
Credit facility amendment fees	—	(1.9)	—	(5.7)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	—	—	(0.8)

Total Other Items	$(60.1)	$(1,502.9)	$(157.4)	$(1,655.9)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

1 The net impact to the Company of the power purchase agreement with CENG was $52.0 million and $147.2 million pre-tax for the quarter and nine months ended September 30, 2011 and $47.2 million and $137.1 million pre-tax for the quarter and nine months ended September 30, 2010. This amount represents the amortization of our "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its "Unamortized energy contract liability."

Revenues

Our Generation revenues increased $140.6 million and $354.5 million in the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010

	(In millions)
Increase in volume of output, primarily due to the acquisition of the Boston Generating fleet of generating assets in January 2011	$143	$436
Decrease in contracted power prices	(31)	(163)
Increase in volume of output due to reduced impact of outages at our fossil plants	29	82

Total increase in Generation revenues	$141	$355

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $106.8 million and $245.8 million in the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010

	(In millions)
Increase in volume of gas consumed due to the acquisition of the Boston Generating fleet of generating assets in January 2011	$89	$177
(Decrease) increase in coal fuel costs primarily due to (quantity) and price, exclusive of outages	(21)	44
Increase due to reduced impact of outages at our fossil plants	26	38
All other	13	(13)

Total increase in Generation fuel and purchased energy expenses	$107	$246

Operating Expenses

Our Generation business operating expenses increased $5.6 million and $47.7 million for the quarter and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010 primarily due to the costs associated with the acquisition of the Boston Generating fleet of generating assets in January 2011.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail on page 9 in Notes to Consolidated Financial Statements.

Depreciation, Depletion, Accretion, and Amortization Expense

Our Generation business incurred higher depreciation, depletion, accretion, and amortization expenses of $10.7 million during the quarter ended September 30, 2011 compared to the same period of 2010 primarily due to an increase of $9.6 million in depreciation on the Boston Generating facilities acquired in January 2011.

        Our Generation business incurred higher depreciation, depletion, accretion, and amortization expenses of $50.2 million during the nine months ended September 30, 2011 compared to the same period of 2010 primarily due to an increase of $27.9 million in depreciation on the Boston Generating facilities acquired in January 2011, $7.5 million related to the June 2010 commencement of operations of our Hillabee Energy Center, and $4.3 million related to the May 2010 acquisition of the two Texas combined cycle generation facilities.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $4.4 million and $17.2 million during the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010 primarily due to an increase in property taxes related to generating facilities acquired in Texas in 2010 and Massachusetts in 2011.

Equity Investment Earnings (Losses)

Our equity investment earnings decreased $3.8 million during the quarter ended September 30, 2011, compared to the same period of 2010, primarily due to lower CENG operating results, partially offset by a decrease in the amortization of our basis difference in CENG. CENG's operating results reflected a decrease in New York and PJM capacity revenue this quarter compared to the third quarter of 2010. We discuss our investment in CENG in more detail on page 13 in Notes to Consolidated Financial Statements.

        Our equity investment earnings increased $14.5 million during the nine months ended September 30, 2011, compared to the same period of 2010, primarily due to the absence of $15.3 million of losses on our investment in UNE, which we sold in the fourth quarter of 2010.

Gain on Settlement with DOE

In June 2011, we recognized a $35.5 million pre-tax gain related to an agreement with the DOE that settled a lawsuit that sought to recover damages caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel at the Calvert Cliffs nuclear power plant. We discuss this settlement in more detail on page 13 in Notes to Consolidated Financial Statements.

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

        We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$2,670.3	$2,920.3	$7,642.2	$7,662.0
Fuel and purchased energy expenses	(2,307.6)	(2,664.1)	(6,703.6)	(6,728.8)

Gross margin	362.7	256.2	938.6	933.2
Operating expenses	(215.0)	(191.5)	(606.0)	(550.6)
Merger costs	(2.0)	—	(9.0)	—
Depreciation, depletion, accretion, and amortization	(25.0)	(20.5)	(66.4)	(63.2)
Taxes other than income taxes	(19.4)	(13.6)	(52.2)	(40.2)
Gain on divestitures	23.0	0.2	23.0	2.4

Income from Operations	$124.3	$30.8	$228.0	$281.6

Net Income	$64.4	$13.4	$104.7	$168.3

Net Income (Loss) attributable to common stock	$43.5	$(14.8)	$72.5	$135.7

Other Items Included in Operations (after-tax):
Merger costs	$(1.3)	$—	$(5.6)	$—
Credit facility amendment fees	(1.5)	(1.0)	(4.4)	(3.0)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	—	—	(0.1)

Total Other Items	$(2.8)	$(1.0)	$(10.0)	$(3.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues

Our NewEnergy revenues decreased $250.0 million and $19.8 million in the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010

	(In millions)
Change in wholesale load sales primarily due to lower prices and increased volumes	$(198)	$26
Change due to hedge ineffectiveness	(9)	2
Increase in wholesale and retail mark-to-market revenues due primarily to changes in gas and power prices	2	33
Decrease in volume and contract prices related to our domestic coal operation	(1)	(22)
Decrease in prices related to our retail gas and power operation	(166)	(139)
Increase due to acquisitions of StarTex and MXenergy	165	199
Decrease primarily due to absence of revenue from international contracts that were assigned in 2010	(32)	(73)
Reduced origination activity related to our energy efficiency operation	(12)	(26)
All other	1	(20)

Total decrease in NewEnergy revenues	$(250)	$(20)

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses decreased $356.5 million and $25.2 million in the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010

	(In millions)
Change in wholesale power purchases primarily driven by lower prices offset by increased volumes	$(357)	$(125)
Change due to hedge ineffectiveness	46	56
Decrease in prices related to our retail gas and power operation	(82)	(56)
Increase due to acquisitions of StarTex and MXenergy	104	132
Realization of fuel and purchased energy related to the assignment of international contracts	(91)	(42)
All other	23	10

Total decrease in NewEnergy fuel and purchased energy expenses	$(357)	$(25)

        From time to time, we may terminate or restructure contracts to lower our exposure to various risks under these contracts. The quarter ended September 30, 2011 included two contract terminations that increased gross margin by $14.2 million:

  -
  $8.2 million related to the termination of certain in-the-money load-serving contracts in an effort to mitigate variable load risk and reduce the impact of future commodity price changes on future gross margin, and
  -
  $6.0 million related to an energy purchase contract that was terminated in order to eliminate the unit contingent risk associated with the energy purchase.

        The increase in gross margin for the nine months ended September 30, 2011 compared to the same period of 2010 was offset by a less favorable price environment in the Texas region due to two discrete events. In the first quarter of 2011, the Texas region experienced sudden, extreme drops in temperature, coupled with high winds. This weather event caused generation to go off-line and forced generators and load serving entities, like us, to purchase replacement power at significantly increased spot prices. Additionally, in the third quarter of 2011, the Texas region incurred extreme high temperatures for a prolonged period of time. This heat wave was compounded by fossil generator outages and a lack of wind plant availability throughout the region which led to price spikes well above historical averages for replacement power we had to purchase.

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

        The nature of our operations and the use of mark-to-market accounting for certain activities create fluctuations in mark-to-market earnings. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Risk Management section beginning on page 60. The primary factors that cause fluctuations in our mark-to-market results are:

  -
  changes in the level and volatility of forward commodity prices and interest rates,
  -
  counterparty creditworthiness,
  -
  the number and size of our open derivative positions, and
  -
  the number, size, and profitability of new transactions, including termination or restructuring of existing contracts.

        Origination gains arise primarily from contracts that our NewEnergy business structures to meet the energy needs of our customers or relate to our trading activities. Transactions that result in origination gains may be unique and provide the potential for individually significant revenue and gains from a single transaction. We recorded a $14.8 million pre-tax origination gain related to one transaction for the quarter ended September 30, 2011. In 2011, our NewEnergy business amended a nonderivative capacity sales contract such that the amended contract met the definition of a derivative subject to mark-to-market accounting. Simultaneous with the amending of the nonderivative contract, we executed at current market value a new derivative capacity purchase contract subject to mark-to-market accounting. The combination of these transactions resulted in substantially all of the origination gains presented for 2011 as well as mitigated our risk exposure under the amended contracts.

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

        Mark-to-market results were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Unrealized mark-to-market results
Origination gains	$14.8	$—	$14.8	$—

Trading—mark-to-market
Unrealized changes in fair value	(36.3)	(23.3)	5.3	(12.4)
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	8.7	133.6	(122.5)	(83.2)

Total trading—mark-to-market	(27.6)	110.3	(117.2)	(95.6)

Total unrealized mark-to-market[1]	(12.8)	110.3	(102.4)	(95.6)
Realized mark-to-market	(8.7)	(133.6)	122.5	83.2

Total mark-to-market results[2]	$(21.5)	$(23.3)	$20.1	$(12.4)

1 Total unrealized mark-to-market is the sum of origination gains and total trading—mark-to-market.

2 Includes gains (losses) on fair value hedges recorded in gross margin.

        Total mark-to-market results improved $1.8 million during the quarter ended September 30, 2011 compared to the same period of 2010 due to $49.9 million of higher results in our Texas and New York power and transmission management activities driven by a more favorable price environment.

        This increase was partially offset by the following:

  -
  $38.1 million of lower results on unrealized positions due to a less favorable price environment related to our retail power and gas operations, and
  -
  $10.0 million of lower results in our domestic coal portfolio due to a less favorable price environment.

        Total mark-to-market results improved $32.5 million during the nine months ended September 30, 2011 compared to the same period of 2010 due to $56.9 million of higher results on unrealized positions in our power and transmission management activities within the Texas region as well as the absence of losses in the PJM, West, and New York regions due to a more favorable price environment.

        This increase was partially offset by the following:

  -
  $14.3 million related to unrealized positions in our retail power and gas operations, and
  -
  $6.4 million related to our domestic coal portfolio due to a less favorable price environment, and
  -
  $3.7 million related to economic hedges of our upstream natural gas operations due to a less favorable price environment.

Derivative Assets and Liabilities

Derivative assets and liabilities, excluding exchange-traded derivatives classified as accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010

	(In millions)
Current Assets	$233.8	$534.4
Noncurrent Assets	258.2	258.9

Total Assets	492.0	793.3

Current Liabilities	487.8	622.3
Noncurrent Liabilities	239.7	353.0

Total Liabilities	727.5	975.3

Net Derivative Position	$(235.5)	$(182.0)

Composition of net derivative exposure:
Hedges	$(316.0)	$(504.5)
Mark-to-market	160.0	350.3
Net cash collateral included in derivative balances	(79.5)	(27.8)

Net Derivative Position	$(235.5)	$(182.0)

Derivative balances above include noncurrent assets related to our Generation business of $52.8 million and $35.7 million at September 30, 2011 and December 31, 2010, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges and mark-to-market. We discuss our derivative assets and liabilities in further detail in the Notes to Consolidated Financial Statements.

        The decrease of $188.5 million in our net derivative liability subject to hedge accounting since December 31, 2010 was primarily due to $351.8 million of realization of out-of-the-money cash-flow hedges at the time the hedged forecasted transactions occurred, partially offset by $171.8 million of increases on our net out-of-the-money cash-flow hedge positions primarily related to decreases in natural gas prices during 2011.

        The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during the quarter and nine months ended September 30, 2011:

	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011

	(In millions)
Fair value beginning of period		$188.5		$350.3
Changes in fair value recorded in earnings
Origination gains	$14.8		$14.8
Unrealized changes in fair value	(36.3)		5.3
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	8.7		(122.5)

Total changes in fair value		(12.8)		(102.4)
Changes in value of exchange-listed futures and options		(18.5)		(151.1)
Net change in premiums on options		(29.3)		(65.0)
Contracts acquired		1.8		(6.2)
Dedesignated contracts and other changes in fair value		30.3		134.4

Fair value at end of period		$160.0		$160.0

        We describe the types of changes in our net derivative asset subject to mark-to-market accounting that affected earnings in Item 7. Management's Discussion and Analysis in our 2010 Annual Report on Form 10-K.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of September 30, 2011:

	Settlement Term
	2011	2012	2013	2014	2015	2016	Thereafter	Fair Value

	(In millions)
Level 1	$2.8	$—	$—	$—	$—	$—	$—	$2.8
Level 2	108.6	282.3	5.3	4.2	2.1	0.5	(0.5)	402.5
Level 3	8.6	(238.1)	(13.8)	6.4	2.4	4.5	(15.3)	(245.3)

Total net derivative asset (liability) subject to mark-to-market accounting	$120.0	$44.2	$(8.5)	$10.6	$4.5	$5.0	$(15.8)	$160.0

Operating Expenses

Our NewEnergy business operating expenses increased $23.5 million and $55.4 million during the quarter and nine months ended September 30, 2011 as compared to the same periods of 2010 primarily due to growth in this business segment: $34.7 million and $40.2 million, respectively, due to the acquisitions of StarTex (May 2011) and MXenergy (July 2011), and $3.5 million and $10.9 million, respectively, due to an increase in marketing and advertising related to our residential electricity program. These increases were partially offset by decreases in labor and benefits of $21.9 million and $12.7 million, respectively.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail on page 9 in Notes to Consolidated Financial Statements.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.8 million and $12.0 million in the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, primarily due to an increase in the gross receipt taxes driven by an increase in sales in the state of Pennsylvania.

Gain on Divestitures

In the third quarter of 2011, we sold certain of our interests in CEP. We discuss this transaction in more detail beginning on page 12 in Notes to Consolidated Financial Statements.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$638.9	$776.4	$1,836.2	$2,178.8
Electricity purchased for resale expenses	(347.0)	(496.8)	(973.6)	(1,371.8)
Operations and maintenance expenses	(167.3)	(113.3)	(396.8)	(334.5)
Merger costs	(1.6)	—	(8.5)	—
Depreciation and amortization	(49.1)	(42.1)	(168.5)	(148.1)
Taxes other than income taxes	(39.5)	(38.2)	(116.7)	(112.3)

Income from Operations	$34.4	$86.0	$172.1	$212.1

Net Income	$11.7	$37.6	$74.3	$85.7

Net Income attributable to common stock	$9.2	$35.0	$66.9	$78.0

Other Items Included in Operations (after-tax):
Hurricane Irene storm expenses	$(35.9)	$—	$(35.9)	$—
Merger costs[1]	(1.0)	—	(5.1)	—
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	—	—	(3.1)

Total Other Items	$(36.9)	$—	$(41.0)	$(3.1)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

1 BGE will not seek recovery of these costs in rates.

        Net income attributable to common stock from the regulated electric business decreased $25.8 million during the quarter ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in restoration expenses related to Hurricane Irene of $35.9 million after-tax, partially offset by an increase in base rate distribution revenues of $6.0 million after-tax resulting from the December 2010 Maryland PSC order discussed below.

        Net income attributable to common stock from the regulated electric business decreased $11.1 million during the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in restoration expenses related to Hurricane Irene of $35.9 million after-tax. This increase in expenses was partially offset by an increase in base rate distribution revenues of $17.0 million after-tax resulting from the December 2010 Maryland PSC order discussed below, and $9.1 million after-tax of incremental restoration expenses relating to 2010 storms that were deferred into a regulatory asset in the first quarter of 2011 as required by the same December 2010 Maryland PSC order.

Electric Revenues

The changes in electric revenues during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 were caused by:

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010

	(In millions)
Distribution volumes	$(3.4)	$(9.1)
Base rates	9.2	26.2
Smart Energy Savers Program® surcharges	5.1	13.6
Revenue decoupling	1.4	1.8
Standard offer service	(154.9)	(399.1)
Rate stabilization recovery	(0.4)	(5.6)
Senate Bill 1 credits	1.8	(1.1)

Total change in electric revenues from electric system sales	(141.2)	(373.3)
Other	3.7	30.7

Total change in electric revenues	$(137.5)	$(342.6)

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric distribution volumes, by type of customer, in 2011 compared to 2010 were:

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010

Residential	(6.0)%	(6.6)%
Commercial	(0.6)	1.7
Industrial	(1.5)	(9.8)

        During the quarter ended September 30, 2011 compared to the same period of 2010, we distributed less electricity to residential customers due to milder weather, partially offset by an increased number of customers. We distributed less electricity to commercial customers due to decreased usage, partially offset by an increased number of customers. We distributed less electricity to industrial customers primarily due to a decreased number of customers.

        During the nine months ended September 30, 2011 compared to the same period of 2010, we distributed less electricity to residential customers due to milder weather, partially offset by increased usage per customer and an increased number of customers. We distributed more electricity to commercial customers due to increased usage per customer and an increased number of customers. We distributed less electricity to industrial customers primarily due to a decreased number of customers.

Base Rates

On December 6, 2010, the Maryland PSC authorized BGE to increase electric distribution rates by $31.0 million for service rendered on or after December 4, 2010. This increase was based upon an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio. We discuss BGE's electric base rates in Notes to Consolidated Financial Statements on page 14.

Smart Energy Savers Program® Surcharges

Beginning in 2009, the Maryland PSC established a separate surcharge through which BGE recovers costs associated with certain programs designed to help BGE manage peak demand and encourage customers to reduce energy use.

        Revenues increased for the quarter and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to an increase in program participation that is reflected in the customer surcharge rates in 2011.

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

        Standard offer service revenues decreased during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 mostly due to a decrease in the standard offer service rates of $66.1 million and $163.0 million, respectively, and the impact of lower standard offer service volumes of $88.8 million and $236.1 million, respectively. The volume decrease is primarily due to an increase in customers using competitive suppliers.

Rate Stabilization Recovery

In late June 2007, BGE began recovering amounts deferred during the first rate deferral period that ended on May 31, 2007. The recovery of these amounts is occurring over a ten year period.

        Rate stabilization recovery revenue decreased during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 primarily due to a decrease in volumes, partially offset by increased recovery rates charged to customers.

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

        The increase in revenues attributable to a decrease in Senate Bill 1 Credits during the quarter ended September 30, 2011 compared to the same period in 2010 is primarily due to lower sales volumes, partially offset by the reinstatement of the rebate to customers for the residential return component of the administrative charge on June 1, 2010.

        The decrease in revenues attributable to an increase in Senate Bill 1 Credits during the nine months ended September 30, 2011 compared to the same period in 2010 is primarily due to the reinstatement of the rebate to customers for the residential return component of the administrative charge on June 1, 2010, partially offset by lower volumes.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Actual costs	$326.9	$476.6	$929.2	$1,322.5
Recovery under rate stabilization plan	20.1	20.2	44.4	49.3

Electricity purchased for resale expenses	$347.0	$496.8	$973.6	$1,371.8

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $149.7 million and $393.3 million during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to lower contract prices to purchase electricity for our customers and lower volumes due to an increase in customers using competitive suppliers.

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

        We recovered $20.1 million and $44.4 million of this amount in the quarter and nine months ended September 30, 2011.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $54.0 million in the quarter ended September 30, 2011 compared to the same period in 2010, primarily due to increased restoration expenses related to Hurricane Irene of $55.3 million.

        Regulated electric operations and maintenance expenses increased $62.3 million in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to:

  -
  increased restoration expenses related to Hurricane Irene of $55.3 million,
  -
  $12.9 million in incremental distribution service restoration expenses associated with 2011winter storms, and
  -
  $1.8 million in incremental expense associated with new regulatory assets pursuant to the Maryland PSC March 2011 comprehensive rate case order. We discuss the new regulatory assets in the Notes to Consolidated Financial Statements on page 14.

        These increases were offset by a first quarter $15.1 million reduction to 2011 operations and maintenance expenses due to incremental distribution service restoration expenses associated with 2010 storms and other costs that were deferred as regulatory assets in 2011 as required by the Maryland PSC in its comprehensive distribution rate order received in March 2011.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail on page 9 in Notes to Consolidated Financial Statements. However, BGE will not seek recovery of these costs in rates.

Electric Depreciation and Amortization

Regulated electric depreciation and amortization expense increased $7.0 million and $20.4 million during the quarter and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increased amortization of $4.0 million and $13.1 million, respectively, of deferred Smart Energy Savers Program® costs due to an increase in program surcharges, and increased property, plant and equipment depreciation of $3.5 million and $7.7 million, respectively.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2010 Annual Report on Form 10-K.

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$84.0	$79.7	$500.4	$498.1
Gas purchased for resale expenses	(35.5)	(32.7)	(256.4)	(269.3)
Operations and maintenance expenses	(41.0)	(39.4)	(123.1)	(113.7)
Merger costs	(0.6)	—	(2.9)	—
Depreciation and amortization	(10.9)	(10.6)	(34.6)	(32.9)
Taxes other than income taxes	(7.6)	(7.4)	(26.6)	(25.9)

(Loss) Income from operations	$(11.6)	$(10.4)	$56.8	$56.3

Net (Loss) Income	$(10.1)	$(5.8)	$25.0	$27.5

Net (Loss) Income attributable to common stock	$(10.9)	$(6.5)	$22.5	$25.3

Other Items Included in Operations (after-tax):
Merger costs[1]	$(0.3)	$—	$(1.7)	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

1 BGE will not seek recovery of these costs in rates.

Gas Revenues

The changes in gas revenues during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 were caused by:

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010

	(In millions)
Distribution volumes	$3.1	$18.0
Base rates	0.2	6.8
Gas revenue decoupling	(2.1)	(14.8)
Gas cost adjustments	(1.2)	(17.9)

Total change in gas revenues from gas system sales	—	(7.9)
Off-system sales	4.4	9.7
Other	(0.1)	0.5

Total change in gas revenues	$4.3	$2.3

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 were:

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010

Residential	7.2%	2.9%
Commercial	19.5	12.9
Industrial	(9.0)	(26.9)

        During the quarter and nine months ended September 30, 2011 compared to the same periods in 2010, we distributed more gas to residential customers, mostly due to increased usage per customer and an increased number of customers, partially offset by milder weather. We distributed more gas to commercial customers compared to the same periods of 2010, mostly due to increased usage per customer and an increased number of customers. We distributed less gas to industrial customers compared to the same periods of 2010, mostly due to decreased usage per customer.

Base Rates

On December 6, 2010, the Maryland PSC authorized BGE to increase gas distribution rates by $9.8 million for service rendered on or after December 4, 2010. This increase was based upon a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio. We discuss BGE's gas base rates in Notes to Consolidated Financial Statements on page 14.

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

        Gas cost adjustment revenues decreased $1.2 million and $17.9 million during the quarter and nine months ended September 30, 2011, compared to the same periods of 2010, mostly because we sold less gas at lower rates.

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

        Revenues from off-system gas sales increased during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010, primarily due to higher volumes, partially offset by lower prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs increased $2.8 million during the quarter ended September 30, 2011 compared to the same period of 2010 because we purchased more gas.

        Gas costs decreased $12.9 million during the nine months ended September 30, 2011 compared to the same period of 2010 because we purchased gas at lower prices, partially offset by higher volumes of gas purchased.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses increased $1.6 million and $9.4 million in the quarter and nine months ended September 30, 2011 compared to the same period in 2010, primarily due to higher labor and benefits costs and the impact of inflation.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail on page 9 in Notes to Consolidated Financial Statements. However, BGE will not seek recovery of these costs in rates.

Other Nonregulated Businesses

Results

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Revenues	$0.2	$0.1	$0.2	$0.2
Operating expense	10.4	12.1	32.9	41.2
Depreciation and amortization	(9.8)	(11.6)	(31.2)	(37.7)
Taxes other than income taxes	(0.6)	(0.8)	(2.0)	(3.0)
Gain on divestitures	—	—	—	0.1

Income (Loss) from Operations	$0.2	$(0.2)	$(0.1)	$0.8

Net Income (Loss)	$1.8	$(0.1)	$(2.4)	$(3.7)

Net Income (Loss) attributable to common stock	$1.8	$(0.1)	$(2.4)	$(3.7)

Other Items Included in Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$—	$—	$(4.8)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

 Consolidated Nonoperating Income and Expenses

Fixed Charges

Our fixed charges increased during the quarter ended September 30, 2011 compared to the same period of 2010 mostly due to a higher level of interest expense as a result of a higher average debt balance outstanding.

        Our fixed charges decreased during the nine months ended September 30, 2011 compared to the same period of 2010 mostly due to the absence in 2011 of a $50.1 million loss recognized in February 2010 on the retirement of $486.5 million of our 7.00% Notes due April 1, 2012, partially offset by a lower amount of capitalized interest.

        Fixed charges at BGE decreased during the nine months ended September 30, 2011 compared to the same period of 2010 primarily due to lower level of interest expense due to repayments of debt.

Income Taxes

Our income tax expense increased $998.1 million and $988.4 million during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 primarily due to higher income before income taxes in 2011. In the quarter and nine months ended September 30, 2010, we recorded impairment charges that generated a loss before income taxes in 2010.

        BGE's income tax expense decreased $20.1 million and $20.7 million during the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 primarily due to lower income before income taxes in 2011 primarily as a result of Hurricane Irene storm-related expenses incurred in the quarter ended September 30, 2011.

        We discuss changes to our, and BGE's, effective tax rate beginning on page 18 in Notes to Consolidated Financial Statements.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010.

	2011 Segment Cash Flows				Consolidated Cash Flows

	Nine Months Ended September 30, 2011				Nine Months Ended September 30,
	Generation	NewEnergy	Regulated	Eliminations, Holding Company and Other	2011	2010

	(In millions)
Operating Activities
Net income (loss)	$83.8	$104.7	$99.3	$(2.4)	$285.4	$(1,099.9)
Derivative contracts classified as financing activities[1]	—	(7.4)	—	—	(7.4)	128.9
Impairment losses and other costs	—	—	—	—	—	2,468.4
Other non-cash adjustments to net income (loss)	399.8	193.4	306.0	19.2	918.4	(333.5)
Changes in working capital
Derivative assets and liabilities, excluding collateral	4.2	445.8	0.3	—	450.3	251.4
Net collateral and margin	—	(33.3)	4.8	—	(28.5)	(201.5)
Accrued taxes	122.6	(62.1)	4.3	(84.9)	(20.1)	(820.4)
Other changes	19.6	(439.0)	37.5	146.3	(235.6)	(442.7)
Defined benefit obligations[2]	—	—	—	—	31.2	(9.8)
Other	(74.1)	63.8	(72.0)	41.8	(40.5)	38.5

Net cash provided by (used in) operating activities	555.9	265.9	380.2	120.0	1,353.2	(20.6)

Investing activities
Investments in property, plant and equipment	(77.4)	(284.7)	(444.6)	(44.7)	(851.4)	(752.2)
Asset and business acquisitions, net of cash acquired	(1,084.0)	(359.2)	—	—	(1,443.2)	(372.9)
Change in cash pool	764.2	107.3	—	(871.5)	—	—
Proceeds from DOE grant	—	—	40.6	—	40.6	42.7
Proceeds from sale of investments and other assets	—	6.6	—	—	6.6	93.8
Proceeds from investment tax credits and grants related to renewable energy investments	0.1	58.8	—	—	58.9	40.0
Payment for issuance of loans receivable	(30.0)	—	—	—	(30.0)	—
Contract and portfolio acquisitions	—	(3.7)	—	—	(3.7)	(208.8)
Decrease (Increase) in restricted funds	50.0	3.1	(22.2)	—	30.9	(79.0)
Other investments	(6.5)	2.1	—	(0.1)	(4.5)	(31.1)

Net cash used in investing activities	(383.6)	(469.7)	(426.2)	(916.3)	(2,195.8)	(1,267.5)

Cash flows from operating activities plus cash flows from investing activities	$172.3	$(203.8)	$(46.0)	$(796.3)	(842.6)	(1,288.1)

Financing Activities[2]
Net issuance (repayment) of debt					110.0	(641.1)
Proceeds from issuance of common stock					15.7	11.4
Debt and credit facility costs					(3.2)	(0.7)
Common stock dividends paid					(136.3)	(138.8)
BGE preference stock dividends paid					(9.9)	(9.9)
Proceeds from contract and portfolio acquisitions					1.0	52.5
Derivative contracts classified as financing activities[1]					7.4	(128.9)
Other					0.4	(1.2)

Net cash used in financing activities					(14.9)	(856.7)

Net decrease in cash and cash equivalents					$(857.5)	$(2,144.8)

1 All ongoing cash flows from derivative contracts deemed to contain a financing element at inception must be reclassified from operating activities to financing activities.

2 Items are not allocated to the business segments because they are managed for the company as a whole.

Cash Flows from Operating Activities

In the nine months ended September 30, 2011, cash provided by operating activities was $1.4 billion, reflecting $0.4 billion of cash inflows from our regulated business and $1.0 billion of cash inflows from our competitive businesses.

        The $1.4 billion increase in operating cash flows for the nine months ended September 30, 2011 compared to the same period of 2010 is primarily due to:

  -
  $1.0 billion of lower income tax payments, most of which related to the federal taxes paid in 2010 associated with the EDF transaction that closed in November 2009,
  -
  $0.2 billion related to changes in net derivative assets and liabilities. Changes in derivative assets and liabilities are driven by fluctuations in commodity prices and the realization of contracts at settlement within our NewEnergy business, and
  -
  $0.2 billion lower net collateral and margin posted for the nine months ended September 30, 2011 as compared to the same period in 2010 as follows:

	September 30,
	2011	2010

	(In millions)
Net collateral and margin held, January 1,	$121.4	$77.2
Additional / (return of) collateral held associated with nonderivative contracts	6.6	(8.8)
Net (additional) / return of collateral posted associated with nonderivative contracts	(7.3)	5.5
Additional initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	(79.5)	(40.7)
Return of / (additional) fair value net cash collateral posted (netted against derivative assets / liabilities)*	51.7	(157.5)

Change in net collateral and margin posted	(28.5)	(201.5)

Net collateral and margin held (posted), September 30,	$92.9	$(124.3)

* We discuss our netting of fair value collateral with our derivative assets / liabilities in more detail in Note 13 to Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.

        We discuss all forms of collateral in terms of their impact on our business in the Collateral section.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $2.2 billion, compared to $1.3 billion used in the nine months ended September 30, 2010. The $0.9 billion increase from the prior year was due primarily to the acquisition of Boston Generating's 2,950 MW fleet of generating plants in January 2011, the acquisition of StarTex in May 2011, and the acquisition of MXenergy in July 2011, compared to the acquisition of the Colorado Bend Energy Center and Quail Run Energy Center generating plants in May 2010.

Cash Flows from Financing Activities

Cash used in financing activities was $14.9 million in the nine months ended September 30, 2011, compared to cash used in financing activities of $0.9 billion in the nine months ended September 30, 2010. The $0.8 billion decrease in cash used in financing activities was primarily due to higher net debt issuances in the nine months ended September 30, 2011 compared to the same period in 2010. In 2011, we issued $0.2 billion of notes related to our solar and upstream natural gas operations, $0.1 billion of commercial paper, and repaid $0.2 billion of 7.00% Notes due April 1, 2012. In 2010, we retired $0.5 billion of 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding tax exempt notes totaling $0.1 billion.

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

        We discuss our, and BGE's, credit facilities in detail on page 17 of the Notes to the Consolidated Financial Statements.

Net Available Liquidity

Constellation Energy's (excluding BGE) and BGE's net available liquidity at September 30, 2011 was $3.6 billion and $0.5 billion, respectively. We discuss net available liquidity in more detail in the Notes to Consolidated Financial Statements on page 18.

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

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at September 30, 2011, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

Credit Ratings Downgraded to1	Level Below Current Rating	Additional Obligations[2]

		(In billions)
Below investment grade	1	$1.0

1 If there are split ratings among the independent credit-rating agencies, the lowest credit rating is used to determine our incremental collateral obligations.

2 Includes $0.1 billion related to derivative contracts as discussed in Notes to Consolidated Financial Statements on page 33.

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post additional collateral in an amount that could exceed the obligation amounts specified above, which could be material. We discuss our credit facilities in the Notes to Consolidated Financial Statements on page 17.

Capital Resources

Our estimated annual cash requirement amounts for the years 2011 and 2012, excluding acquisitions, are shown in the table below.

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
  -
  BGE load requirements,
  -
  severe weather impacts on BGE's infrastructure,
  -
  environmental protection standards,
  -
  the type and number of projects selected for construction or acquisition,
  -
  the effect of economic and market conditions on those projects,
  -
  the cost and availability of capital,
  -
  potential capital contributions to CENG,
  -
  the availability of cash from operations, and
  -
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors.

        Please see the Forward Looking Statements section on page 69 and Risk Factors section beginning on page 65 and in our 2010 Annual Report on Form 10-K. We discuss the potential impact of environmental legislation and regulation in more detail beginning on page 39 and in Item 1. Business—Environmental Matters section of our 2010 Annual Report on Form 10-K.

Calendar Year Estimates	2011	2012

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$—	$—
Maintenance	0.1	0.1
Growth	—	—

Total Generation and Other Capital Requirements	0.1	0.1

NewEnergy Capital Requirements:
Maintenance	—	—
Growth	0.3	0.3

Total NewEnergy Capital Requirements	0.3	0.3

Regulated Capital Requirements:
Electric/Gas Distribution	0.5	0.4
Electric Transmission	0.1	0.1
Smart Energy Savers® Initiatives	0.1	0.2

Total Regulated Capital Requirements	0.7	0.7

Total Capital Requirements	$1.1	$1.1

Eligible capital projects are shown net of anticipated investment tax credits or grants.

        As of the date of this report, we estimate our 2013 capital requirements will be approximately $1.3 billion.

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

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. In 2009, the United States Department of Energy (DOE) selected BGE as a recipient of $200 million in federal funding for our smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives. As of September 30, 2011, we have received $95.3 million of the $200 million grant from the DOE.

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

        We detail our contractual payment obligations at September 30, 2011 in the following table:

	Payments
	2011	2012- 2013	2014- 2015	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$—	$5.2	$750.4	$1,880.8	$2,636.4
Interest	51.2	273.8	277.1	2,892.0	3,494.1

Total	51.2	279.0	1,027.5	4,772.8	6,130.5
BGE
Principal	52.0	639.1	144.9	1,277.9	2,113.9
Interest	47.4	231.3	162.5	1,174.2	1,615.4

Total	99.4	870.4	307.4	2,452.1	3,729.3
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]
Operating leases, gross	52.0	420.9	419.2	179.1	1,071.2
Sublease rentals	(0.4)	—	—	—	(0.4)

Operating leases, net	51.6	420.9	419.2	179.1	1,070.8
Purchase obligations:[3]
Purchased capacity and energy[4]	162.0	763.1	363.2	442.9	1,731.2
Purchased energy from CENG[5]	117.2	1,715.7	1,676.8		3,509.7
Fuel and transportation	195.5	1,015.9	638.9	794.0	2,644.3
Other	260.3	81.4	47.9	114.2	503.8
Other noncurrent liabilities:
Uncertain tax positions liability	—	110.3	8.3	4.5	123.1
Pension benefits[6]	77.3	93.9	254.3		425.5
Postretirement and post employment benefits[7]	8.1	58.9	62.8	268.2	398.0

Total contractual payment obligations	$1,022.6	$5,409.5	$4,806.3	$9,217.8	$20,456.2

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

        At September 30, 2011, Constellation Energy had a total face amount of $9.4 billion in guarantees outstanding, of which $8.6 billion related to our Generation and NewEnergy businesses. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was $1 billion at September 30, 2011, which represents the total amount the parent company could be required to fund based on September 30, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in the Notes to Consolidated Financial Statements on page 20.

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

        The EVaR amounts below represent the potential pre-tax change in the fair values of our Generation and NewEnergy businesses commodity positions over a one-day holding period.

EVaR	Quarter Ended September 30, 2011

(In millions)
95% Confidence Level, One-Day Holding Period
Quarter end	$71.1
Average	62.1
High	71.1
Low	45.9

        The increase in the quarter end EVaR from December 31, 2010 is primarily a result of an increase in the size of positions due to our January 2011 acquisition of the Boston Generating plants and higher price volatility associated with the EPA's announcement of the CSAPR.

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

        The VaR amounts below represent the potential pre-tax loss in the fair value of our Generation and NewEnergy businesses commodity positions subject to mark-to-market accounting, including both trading and non-trading activities, over one and ten-day holding periods. We experienced higher average VaR for the quarter ended September 30, 2011, primarily as a result of executing contracts to reduce risk in our NewEnergy business that do not receive hedge accounting treatment.

Total Mark-to-Market VaR	Quarter Ended September 30, 2011

(In millions)
99% Confidence Level, One-Day Holding Period
Quarter end	$25.5
Average	21.6
High	28.3
Low	13.7
95% Confidence Level, One-Day Holding Period
Quarter end	19.4
Average	16.4
High	21.5
Low	10.5
95% Confidence Level, Ten-Day Holding Period
Quarter end	61.5
Average	52.0
High	68.1
Low	33.1

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

        As of September 30, 2011, our total exposure across our entire wholesale portfolio was $1.8 billion, net of collateral, and includes accrual positions and derivatives. This total exposure has declined from $2.5 billion as of December 31, 2010, primarily driven by a change in commodity prices.

        The top ten counterparties account for 49% of our total exposure with 3% of that exposure being non-investment grade. We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. As of September 30, 2011, we had credit exposure to one counterparty, a large power cooperative, equal to 16% of our total credit exposure.

        As of September 30, 2011 and December 31, 2010, counterparties in our credit portfolio had the following public credit ratings:

	September 30, 2011	December 31, 2010

Rating
Investment Grade[1]	47%	47%
Non-Investment Grade	2	4
Not Rated	51	49

1 Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $0.9 billion at September 30, 2011 compared to $1.2 billion at December 31, 2010. This decrease was mostly driven by a reduction in our credit exposure to CENG and two large power companies.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $0.7 billion or 83% of the exposure to "Not Rated" counterparties was rated investment grade equivalent at September 30, 2011 and approximately $1.1 billion or 87% was rated investment grade equivalent at December 31, 2010.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings. This includes those counterparties which are externally rated and those in the "Not Rated" category as a percentage of the total portfolio exposure.

	September 30, 2011	December 31, 2010

Investment Grade Equivalent	89%	89%
Non-Investment Grade	11	11

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  -
  hedging activities in the Notes to Consolidated Financial Statements beginning on page 24,
  -
  activities of our Generation and NewEnergy businesses in their respective section of Management's Discussion and Analysis beginning on page 42,
  -
  evaluation of commodity and credit risk in the Risk Management section of Management's Discussion and Analysis beginning on page 60, and
  -
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 39.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

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

Our NewEnergy business has sought to invest in new business initiatives and actively participate in new markets. These include, but are not limited to, unconventional oil and gas exploration and production, residential retail power and gas sales, solar and wind generation, and managed load response. Such initiatives may involve significant risks and uncertainties, including distraction of management from current operations, inadequate return on capital, and unidentified issues not discovered in the diligence performed prior to launching an initiative or entering a market. Additionally, as these markets mature, there may be new market entrants or expansion by established competitors that increase competition for customers and resources, which could result in us not achieving our plans and could have a material adverse effect on our financial results. In addition to our NewEnergy business, BGE faces risks associated with its Smart Grid initiative. These risks include, but are not limited to, cost recovery, regulatory concerns, security and system vulnerability and obsolescence of technology. Due to these risks, no assurance can be given that such initiatives will be successful and will not have a material adverse effect on our financial results.

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

  -
  having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including, in certain circumstances, a termination fee of $200 million to Exelon;
  -
  the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;
  -
  We will have been subject to certain restrictions on the conduct of our business, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending; and
  -
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

Exelon will issue or reserve for issuance approximately 201.9 million shares of Exelon common stock to Constellation Energy stockholders in the merger (including shares of Exelon common stock issuable pursuant to Constellation Energy stock options and other equity-based awards). Based on the number of shares of common stock of Exelon and Constellation Energy outstanding on October 7, 2011, upon the completion of the merger, former Constellation Energy stockholders would own approximately 22% of the outstanding shares of Exelon common stock immediately following the consummation of the merger.

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

Item 2. Issuer Purchases of Equity Securities

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)

July 1 – July 31, 2011	196	$37.87	—	—
August 1 – August 31, 2011	1,134	36.85	—	—
September 1 – September 30, 2011	69	37.51	—	—

Total	1,399	$37.02	—	—

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

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  -
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  -
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  -
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  -
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  -
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  -
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities, and to successfully invest in new business initiatives and markets,
  -
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  -
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  -
  the timing and extent of customer choice and competition in the energy markets and the rules and regulations adopted in those markets,
  -
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy competition, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety, or environmental compliance,
  -
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  -
  the ability of BGE to recover all its costs associated with providing customers service,
  -
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, cybersecurity events, acts of war, catastrophic events, and other events beyond our control,
  -
  the impact of industry consolidation,
  -
  the impact of increased energy conservation and use of renewable energy,
  -
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  -
  changes in accounting principles or practices,
  -
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events, and
  -
  the likelihood and timing of the completion of the pending merger with Exelon Corporation, the terms and conditions of any required regulatory approvals of the pending merger, and potential diversion of management's time and attention from our ongoing business during this time period.

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

Other

The bankruptcy filing of Lehman Brothers Holdings, Inc. on September 15, 2008 allowed Constellation Energy Commodities Group, Inc. to terminate all its transactions with certain Lehman affiliates. Since Constellation Energy and its affiliates owed money to Lehman Brothers Holdings, Inc. or its affiliates (Lehman), Constellation Energy and its affiliates filed no claims in the Lehman bankruptcy proceeding prior to the September 2009 bar date. Pursuant to the procedures approved by the bankruptcy court and a 2011 agreement with Lehman, Constellation Energy has now resolved the termination payments owed to Lehman by making payment to Lehman of an amount not material to Constellation Energy's financial results. That payment resolved all matters between Lehman and Constellation Energy.

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

CONSTELLATION ENERGY GROUP, INC (Registrant)
Date: November 7, 2011	/s/ JONATHAN W. THAYER Jonathan W. Thayer, Senior Vice President of Constellation Energy Group, Inc. and as Principal Financial Officer
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: November 7, 2011	/s/ CARIM V. KHOUZAMI Carim V. Khouzami, Chief Financial Officer of Baltimore Gas and Electric Company and as Principal Financial Officer