Form 10-K
period 2011-12-31
BALTIMORE GAS & ELECTRIC CO; CONSTELLATION ENERGY GROUP INC
filed 2012-02-29
CIK 9466, 1004440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☐

          Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of June 30, 2011 was approximately $7,621,809,578 based upon New York Stock Exchange composite transaction closing price.

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE
201,878,759 SHARES OUTSTANDING ON JANUARY 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the 2012 Annual Meeting of Shareholders for Constellation Energy Group, Inc.

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

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy-related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances, and the impact of such changes on our liquidity requirements,
  •
  the liquidity and competitiveness of wholesale and retail markets for energy commodities,
  •
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and Baltimore Gas and Electric's (BGE) ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  the ability to successfully identify, finance, and complete acquisitions and sales of businesses and assets, including generating facilities, and to successfully invest in new business initiatives and markets,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, prices, and customers' and counterparties' ability to perform their obligations or make payments,
  •
  the ability to attract and retain customers in our NewEnergy business and to adequately forecast their energy usage,
  •
  the timing and extent of customer choice and competition in the energy markets and the rules and regulations adopted in those markets,
  •
  regulatory or legislative developments federally, in Maryland, or in other states that affect energy competition, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to safety or environmental compliance,
  •
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  •
  the ability of BGE to recover all its costs associated with providing customers service,
  •
  operational factors affecting our generating facilities, BGE's transmission and distribution facilities, or our other commercial operations, including weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, acts of war, catastrophic events, and other events beyond our control,
  •
  the impact of industry consolidation,
  •
  the impact of increased energy conservation and use of renewable energy,
  •
  the actual outcome of uncertainties associated with assumptions and estimates requiring judgment when managing our business, applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices,
  •
  cost and other effects of legal and administrative proceedings and other events that may not be covered by insurance, including environmental liabilities and liabilities associated with catastrophic events, and
  •
  the likelihood and timing of the completion of the pending merger with Exelon Corporation, the terms and conditions of any required regulatory approvals of the pending merger, and potential diversion of management's time and attention from our ongoing business during this time period.

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

        Our Generation business develops, owns, owns interests in, and operates electric generation facilities and a fuel processing facility located in various regions of the United States and Canada. This business also includes an operation that manages certain contractually controlled physical assets, including generating facilities and owns an interest in a joint venture that owns and operates nuclear generating facilities.

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

        The merger agreement contains certain termination rights for both Constellation Energy and Exelon. Under narrow specified circumstances in which the merger agreement is terminated and another acquisition proposal is accepted, Constellation Energy may be required to pay Exelon a termination fee of $200 million and Exelon may be required to pay Constellation Energy a termination fee of $800 million.

        In connection with the proposed merger, Exelon and Constellation Energy offered numerous commitments, each of which is contingent upon completion of the merger, in support of their request for approval of the merger with the Maryland Public Service Commission (Maryland PSC). In addition, in December 2011, Exelon, Exelon Energy Delivery Company, LLC, Constellation Energy, and BGE entered into a settlement agreement with the State of Maryland, the Maryland Energy Administration, the City of Baltimore and the Baltimore Building and Construction Trades Council, in which they agreed to several additional commitments contingent upon completion of the merger.

        In January 2012, Exelon, Exelon Energy Delivery Company, LLC, Constellation Energy, and BGE entered into a settlement agreement with EDF Group and affiliates (EDF) in which, subject to the consummation of the merger with Exelon, the parties agreed to amendments to the operating agreement of Constellation Energy Nuclear Group, LLC, a nuclear joint venture between Constellation Energy and EDF, an existing Administrative Services Agreement (ASA) and an existing Power Services Agency Agreement (PSA). We discuss the ASA and PSA in more detail in Note 16 to the Consolidated Financial Statements.

        The merger agreement has been approved by the boards of directors and stockholders of both Constellation Energy and Exelon and by several other state and federal regulatory bodies. The parties are working to complete the merger in the first quarter of 2012 absent any Federal Energy Regulatory Commission approval delays.

Operating Segments

The percentages of revenues, net income (loss) attributable to common stock, and assets attributable to our operating segments are shown in the tables below. We present information about our operating segments, including certain other items, in Note 3 to Consolidated Financial Statements.

	Unaffiliated Revenues
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other
2011	8%	70%	17%	5%	—%
2010	8	68	19	5	—
2009	4	73	18	5	—

	Net (Loss) Income Attributable to Common Stock
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other
2011	(130)%	(5)%	25%	11%	(1)%
2010	(128)	14	10	4	—
2009	107	(9)	1	1	—

	Total Assets
	Generation	NewEnergy	Regulated Electric	Regulated Gas	Holding Company and Other	Eliminations
2011	45%	21%	28%	8%	4%	(6)%
2010	49	19	26	7	4	(5)
2009	53	18	21	6	19	(17)

Generation Business

We develop, own, operate, and maintain fossil and renewable generating facilities, hold a 50.01% interest in a nuclear joint venture that owns nuclear generating facilities, hold interests in qualifying facilities, and power projects in the United States and Canada totaling 11,751 MW as of December 31, 2011, and manage approximately 1,100 MW associated with certain of our long-dated tolling agreements. These agreements provide us with the contractual rights to purchase power from third party generation plants over an extended period of time. The output of our owned and contractually controlled plants is managed by our NewEnergy business and is hedged through a combination of power sales to wholesale and retail market participants. We also provide operation and maintenance services, including testing and start-up, to owners of electric generating facilities. Our NewEnergy business meets the load-serving requirements under various contracts using the output from our generating fleet and from purchases in the wholesale market.

        We present details about our generating properties in Item 2. Properties.

Investment in Nuclear Generating Facilities

On November 6, 2009, we completed the sale of a 49.99% membership interest in Constellation Energy Nuclear Group LLC and affiliates (CENG), our subsidiary that owns our nuclear generating facilities described below. The total output of these nuclear facilities over the past three years is presented in the following table:

	Calvert Cliffs		Nine Mile Point		Ginna
	MWH	Capacity Factor	MWH (1)	Capacity Factor	MWH	Capacity Factor
	(MWH in millions)
2011	14.4	96%	12.4	91%	4.3	85%
2010	14.0	94	12.6	93	4.9	97
2009	14.5	96	13.1	97	4.6	91
(1)
Represents our and CENG's (after November 6, 2009) proportionate ownership interest

        We have a unit contingent power purchase agreement (PPA) with CENG under which we purchase 85 to 90% of the output of CENG's nuclear plants that is not sold to third parties under pre-existing PPAs through 2014. Beginning on January 1, 2015, and continuing to the end of the lives of the respective nuclear plants, we will purchase 50.01% and EDF will purchase 49.99% of the output of CENG's nuclear plants. We discuss this PPA in more detail in Note 16 to Consolidated Financial Statements.

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

        Nine Mile Point Unit 2 sold 90% of the plant's output to the former owners of the plant at an average price of approximately $35 per MWH under a PPA that terminated in November 2011. The PPA was unit contingent. (Under a unit contingent contract, if the output is not available because the plant is not operating, there is no requirement to provide output from other sources.) The remaining 10% of the output of Nine Mile Point Unit 2 was managed by CENG and sold primarily to us and EDF.

        After expiration of the Nine Mile Point Unit 2 PPA, a revenue sharing agreement with the former owners of the plant began and will continue through November 2021. Under this agreement, which applies only to CENG's ownership percentage of Unit 2, a predetermined strike price is compared to the market price for electricity. If the market price exceeds the strike price, then 80% of this excess amount is shared with the former owners of the plant. The average strike price for the first year of the revenue sharing agreement is $40.75 per MWH. The strike price increases two percent annually beginning in the second year of the revenue sharing agreement. The revenue sharing agreement is unit contingent and is based on the operation of Unit 2.

        CENG exclusively operates Unit 2 under an operating agreement with LIPA. LIPA is responsible for 18% of the operating costs (including decommissioning costs) and capital expenditures of Unit 2 and has representation on the Nine Mile Point Unit 2 management committee, which provides certain oversight and review functions.

Ginna

CENG owns 100% of the Ginna nuclear facility. Ginna entered service in 1970 and is licensed to operate until 2029. Ginna sells approximately 90% of the plant's output and capacity to the former owner for 10 years ending in 2014 at an average price of $44.00 per MWH under a long-term unit-contingent PPA. The remaining 10% of the output of Ginna is managed by CENG and sold primarily to us and EDF.

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
  •
  regional power pools.

        During 2011, our NewEnergy business:

  •
  supplied approximately 131 million megawatt hours (MWH) of aggregate electricity to distribution utilities, municipalities, and residential, commercial, industrial, and governmental customers,
  •
  provided approximately 330 million mmBTUs (million British Thermal Units) of natural gas to residential, commercial, industrial, and governmental customers,
  •
  delivered approximately 5.5 million tons of coal primarily to our own fleet, and
  •
  delivered approximately 213 million mmBTUs of natural gas to our fleet of owned and contracted generation assets.

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

Wholesale Customer Supply

In 2011, our wholesale NewEnergy customer supply operation served approximately 62 million MWHs of wholesale full requirements electricity and related load-serving products.

        Our wholesale NewEnergy customer supply operation structures transactions that serve the full energy and capacity requirements of various customers such as distribution utilities, municipalities, cooperatives and retail aggregators that do not own sufficient generating capacity or have in-house supply functions to meet their own load requirements.

Retail Customer Supply

During 2011, our retail NewEnergy customer supply operation served approximately 69 million MWHs of electricity load and approximately 330 mmBTUs of natural gas. Our volume served in 2011 increased compared to the prior year as a result of the acquisition of Star Electricity, Inc. (StarTex) (May 2011) and MXenergy Holdings Inc. (MXenergy) (July 2011). We discuss these acquisitions in more detail in Note 15 to Consolidated Financial Statements.

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

Energy Investments

Our NewEnergy business has investments in energy assets that primarily include natural gas activities. Our NewEnergy business includes upstream (exploration and production) and downstream (transportation and storage) natural gas operations. Our upstream natural gas activities include the development, exploration, and exploitation of natural gas properties. During 2011, we sold substantially all of our interests in Constellation Energy Partners LLC (CEP), a company formed by us and principally engaged in the acquisition, development, and exploitation of natural gas properties, to PostRock Energy Corporation. We do not have any involvement in the day-to-day operations of CEP. We discuss the sale of our interests in CEP in more detail in Note 2 to Consolidated Financial Statements.

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

        Our energy trading activities are being used primarily for hedging our Generation and NewEnergy businesses, price discovery and verification, and for deploying limited risk capital.

Fuel Sources

Our power plants use diverse fuel sources. Our plants' fuel mix based on capacity owned at December 31, 2011 and actual output by fuel type during 2011 was as follows:

Fuel	Capacity Owned	Generation
Nuclear (1)	16%	30%
Coal	23	24
Natural Gas	42	41
Oil	6	—
Renewable and Alternative (2)	5	5
Dual (3)	8	—
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

Storage of Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982, as amended, ("NWPA") requires the federal government, through the Department of Energy (DOE), to develop a repository for the disposal of spent nuclear fuel and high-level radioactive waste. Although the NWPA and CENG's contracts with the DOE required the DOE to begin taking possession of spent nuclear fuel no later than January 31, 1998, the DOE has thus far failed to meet its obligation. The DOE's delay in taking possession of spent fuel has required CENG to undertake additional actions and incur costs to provide on-site dry fuel storage at all three of its nuclear sites. CENG has installed additional capacity at its independent spent fuel storage installation ("ISFSI") at Calvert Cliffs and Ginna, and is constructing an ISFSI to be placed in service at Nine Mile Point in 2012.

        Prior to 2010, the DOE had stated that it may not meet its obligation until 2020 at the earliest. During 2010, the DOE requested the withdrawal of its license application to use Yucca Mountain as a national repository for spent nuclear fuel. At this time, CENG is not able to determine whether the DOE will be able to commence meeting its obligation by 2020.

        Each of CENG's plant subsidiaries have filed complaints against the federal government in the U.S. Court of Federal Claims seeking to recover damages caused by the DOE's failure to meet its contractual obligation to begin disposing of spent nuclear fuel by January 31, 1998. Any funds received from the DOE that represent the settlement of claims incurred prior to November 6, 2009, the date we sold a 49.99% membership interest in CENG to EDF, will belong to Constellation Energy, and any funds representing the settlement of claims incurred after November 6, 2009 will belong to CENG. During 2011, CENG executed settlement agreements with the DOE that detail a framework and procedure for recovery of damages incurred or to be incurred through the end of 2013 at the Calvert Cliffs and Ginna nuclear power plants. Constellation Energy, through its share of the settlement proceeds, received the following amounts in 2011for costs incurred through November 6, 2009 to store spent nuclear fuel:

  •
  $39.4 million related to costs at the Calvert Cliffs nuclear power plant, and
  •
  $54.4 million related to costs at the Ginna nuclear power plant.

        The lawsuit relating to the storage of spent nuclear fuel at the Nine Mile Point power plant remains outstanding.

Cost for Decommissioning Nuclear Facilities

When Constellation Energy sold a 49.99% membership interest in CENG on November 6, 2009, we deconsolidated CENG for financial reporting purposes and, as a result, the decommissioning trust funds were removed from our Consolidated Balance Sheets. CENG is obligated to decommission its nuclear power plants after these plants permanently cease operation.

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

Approximate Annual Coal Requirement (tons)
Brandon Shores—Units 1 and 2 (combined)	2,450,000
C. P. Crane—Units 1 and 2 (combined) (1)	650,000
H. A. Wagner—Units 2 and 3 (combined)	600,000
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

        In connection with the merger with Exelon, we have committed to sell three coal plants: Brandon Shores, C.P. Crane, and H.A. Wagner, within six months of the completion of the merger.

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

Oil

Our requirements for residual fuel oil (No. 6) amount to less than 0.5 million barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made from the suppliers' Baltimore Harbor and Philadelphia marine terminals for distribution to the various generating plant locations. Also, based on normal burn practices, we require approximately 8.0 million to 11.0 million gallons of distillates (No. 2 oil and kerosene) annually, but these requirements can vary substantially from year to year depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements. Distillates are purchased from the suppliers' Baltimore truck terminals for distribution to the various generating plant locations. We have contracts with various suppliers to purchase oil at spot prices, and for future delivery, to meet our requirements.

Competition

We face competition from companies of various sizes, having varying levels of experience, financial and human resources, and differing strategies.

        We face competition in the retail and wholesale market for energy, capacity, and ancillary services. In our NewEnergy business, we compete with international, national, and regional full-service energy providers, merchants, and producers to obtain and supply competitively priced products from a variety of sources and locations, and to utilize efficient transmission, transportation, or storage. We principally compete on the basis of price, customer service, and innovation of our products.

        With respect to our Generation business, we compete in the operation of energy-producing projects, and our competitors in this business are both domestic and international organizations, including various utilities, industrial companies and independent power producers (including affiliates of utilities, financial investors, and banks), some of which have greater financial resources.

        Many states are considering different types of regulatory initiatives concerning competition in the power and gas industry, which makes a general assessment of the state of competitive markets difficult. Many states continue to support or expand retail competition and industry restructuring. Other states that were considering restructuring have slowed their plans or postponed consideration of competitive markets. In addition, states that have restructured their energy markets routinely consider new market rules that could result in more limited opportunities for competitive energy suppliers like Constellation Energy. While some uncertainty remains in this area, we believe there is adequate growth potential in the current competitive market along with some probability of more markets opening to competition.

        The market for commercial, industrial, and governmental energy supply continues to grow and we continue to experience increased competition from energy and non-energy market participants on a regional and national basis in our retail customer supply activities. Strong retail competition and the impact of power prices compared to the rates charged by local utilities affects the contract margin we receive from our customers. With sustained low forward natural gas and power prices and low market volatility, overall margins have tightened as competitors have aggressively pursued market share. We continue to expand our product offerings and customer service experience to support renewals and grow our customer base. Our experience and expertise in assessing and managing risk, and our strong focus on customer service, should help us to remain competitive during volatile or otherwise adverse market conditions.

Generation and NewEnergy Operating Statistics

	2011	2010	2009

Gross Margin (In millions)
Generation (1)	$951	$800	$2,082
NewEnergy	1,049	1,244	1,079

Total Gross Margin	$2,000	$2,044	$3,161

Generation (In millions)—MWH (1)(2)	51.3	35.1	46.0

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

Standard Offer Service

BGE is obligated by the Maryland PSC to provide market-based standard offer service (SOS) to all of its electric customers who elect not to select a competitive energy supplier. The SOS rates charged recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. As discussed in Item 7. Management's Discussion and Analysis—Regulated Electric Business section, BGE resumed collection of the shareholder return portion of the residential SOS administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to all residential electric customers. Starting June 1, 2010, BGE provides all residential electric customers a credit for the residential return component of the administrative charge through December 2016.

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

Residential Customers

Residential customers went to full market rates in January 2008. Pursuant to the order issued by the Maryland PSC in October 2009 approving our transaction with EDF, BGE, in 2010, provided rate credits totaling $112.4 million to it s residential customers. Constellation Energy made a $66 million equity contribution to BGE in December 2009 to fund the after-tax amount of the rate credit as required by the Maryland PSC order.

        In 2010, the Maryland PSC issued a rate order authorizing BGE to increase electric and gas distribution rates for service rendered on or after December 4, 2010 by no more than $31.0 million for electric distribution rates and by no more than $9.8 million for gas distribution rates. We discuss this rate order in more detail in Item 7. Management's Discussion and Analysis—Regulation—Maryland—Base Rates section.

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

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. Under a grant from the DOE, BGE is a recipient of $200 million in federal funding for our smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other related expenditures up to $200 million, substantially reducing the total cost of these initiatives. As of December 31, 2011, BGE has received approximately $95.3 million of the $200 million grant from the DOE. If BGE fails to meet its obligation to incur certain costs under the DOE grant or BGE's completion of the smart grid initiative is delayed beyond approved DOE grant deadlines for incurring costs under the grant program, BGE's grant could be impacted, which could substantially increase the total cost for these initiatives.

        The Maryland PSC initially approved a full portfolio of conservation programs for implementation in 2009 for a three year period through 2011 as well as a customer surcharge to recover the associated costs. This customer surcharge is updated annually. In December 2011, the Maryland PSC approved BGE's conservation programs for implementation in 2012 through 2014 as well as the annual update to the customer surcharge to recover the associated costs.

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

BGE Electric Operating Statistics

	2011	2010	2009

Revenues (In millions)
Residential
Excluding Delivery Service Only	$1,347.4	$1,808.6	$1,864.0
Delivery Service Only	108.1	48.1	14.3
Commercial
Excluding Delivery Service Only	387.3	467.4	531.2
Delivery Service Only	275.1	249.5	245.0
Industrial
Excluding Delivery Service Only	22.5	28.7	30.4
Delivery Service Only	29.0	25.6	29.1

System Sales and Deliveries	2,169.4	2,627.9	2,714.0
Other (1)	152.0	124.4	106.7

Total	$2,321.4	$2,752.3	$2,820.7

Distribution Volumes (In thousands)—MWH
Residential
Excluding Delivery Service Only	9,821	12,344	12,394
Delivery Service Only	2,831	1,490	457
Commercial
Excluding Delivery Service Only	3,259	3,707	3,945
Delivery Service Only	13,220	12,537	11,753
Industrial
Excluding Delivery Service Only	215	267	270
Delivery Service Only	2,463	2,519	2,757

Total	31,809	32,864	31,576

Customers (In thousands)
Residential	1,116.4	1,114.7	1,111.9
Commercial	118.9	118.6	118.5
Industrial	5.8	5.5	5.3

Total	1,241.1	1,238.8	1,235.7

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

BGE Gas Operating Statistics

	2011	2010	2009

Revenues (In millions)
Residential
Excluding Delivery Service Only	$383.3	$427.0	$460.7
Delivery Service Only	31.6	22.1	19.0
Commercial
Excluding Delivery Service Only	103.9	109.0	129.1
Delivery Service Only	40.9	39.8	40.4
Industrial
Excluding Delivery Service Only	4.6	5.2	6.4
Delivery Service Only	15.7	16.7	15.2

System Sales and Deliveries	580.0	619.8	670.8
Off-System Sales	81.8	79.8	81.1
Other	9.9	9.8	6.4

Total	$671.7	$709.4	$758.3

Distribution Volumes (In thousands)—DTH
Residential
Excluding Delivery Service Only	33,680	37,791	37,889
Delivery Service Only	5,983	4,857	4,270
Commercial
Excluding Delivery Service Only	11,098	11,606	12,066
Delivery Service Only	26,446	24,329	25,046
Industrial
Excluding Delivery Service Only	540	595	635
Delivery Service Only	17,053	19,750	20,826

System Sales and Deliveries	94,800	98,928	100,732
Off-System Sales	16,436	14,711	17,542

Total	111,236	113,639	118,274

Customers (In thousands)
Residential	608.9	608.6	606.8
Commercial	43.1	42.9	42.9
Industrial	1.1	1.1	1.1

Total	653.1	652.6	650.8

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

Consolidated Capital Requirements

Our total capital requirements, excluding acquisitions, for 2011 were $1.2 billion. Of this amount, $0.5 billion was used in our Generation and NewEnergy businesses and $0.7 billion was used in our regulated business. We estimate our total capital requirements will be $1.2 billion in 2012.

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

        We continuously monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance. Our capital expenditures were approximately $1.2 billion during the five-year period 2007-2011 to comply with existing environmental standards and regulations, including the Maryland Healthy Air Act (HAA). Our estimated environmental capital requirements for the next three years are approximately $20 million in 2012, $30 million in 2013, and $40 million in 2014.

Air Quality

Federal

The Clean Air Act (CAA) created the basic framework for federal and state regulation of air pollution.

National Ambient Air Quality Standards (NAAQS)

The NAAQS are federal air quality standards authorized under the CAA that establish maximum ambient air concentrations for the following specific pollutants: ozone (smog), carbon monoxide, lead, particulates, sulfur dioxide (SO2), and nitrogen dioxide.

        In order for states to achieve compliance with the NAAQS, the Environmental Protection Agency (EPA) adopted the Clean Air Interstate Rule (CAIR) in March 2005 to further reduce ozone and fine particulate pollution by addressing the interstate transport of SO2 and nitrogen oxide (NOx) emissions from fossil fuel-fired generating facilities located primarily in the Eastern United States. Following a court order to reconsider the CAIR requirements, the EPA adopted the Cross-State Air Pollution Rule (CSAPR) in July 2011 to replace CAIR with a program that would have required each of 31 Eastern states and the District of Columbia to reduce SO2 and NOx emissions beginning January 1, 2012. In December 2011, the United States Court of Appeals for the District of Columbia Circuit granted a request to stay the effectiveness of CSAPR, which reinstated the CAIR requirements while the court considers CSAPR.

        Neither the reinstatement of CAIR nor the potential adoption of CSAPR result in a material change to our emissions reduction plan in Maryland as the magnitude and timing of the emissions reduction requirements of Maryland's HAA and Clean Power Rule (CPR) are generally consistent with the requirements of CSAPR and CAIR. However, if CSAPR is implemented, it could affect the market prices of SO2 and NOx emission allowances, which could in turn affect our financial results.

Other NAAQS Rulemaking

In January 2010, the EPA proposed rules to adopt NAAQS for ozone that are stricter than the NAAQS adopted in March 2008, based on the EPA's reevaluation of scientific evidence about ozone and ozone's effects on humans and the environment. The final standard is not expected to be adopted before 2014.

        In June 2010, the EPA adopted a stricter NAAQS for SO2. States will need to submit plans by June 2013 demonstrating attainment of the new standard by 2017.

        In September 2006, the EPA adopted a stricter NAAQS for particulate matter. States will need to submit plans in 2012 demonstrating attainment of the new standard by 2014.

        We are unable to determine the impact that complying with the stricter NAAQS for ozone, SO2, or particulate matter will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standards. However, costs associated with compliance with these plans could be material.

Section 185 Fees

In December 2006, the United States Court of Appeals for the District of Columbia Circuit ruled that requirements to impose fees on large emissions sources in areas that have not attained the NAAQS based on the previous ozone standard (Section 185 fees), which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005 and remanded the issue to the EPA for reconsideration. Guidance issued by the EPA to the states dated January 2010 that contained flexible state alternatives to meet the Section 185 fee requirements was vacated by the court in July 2011. As a result, states in which we operate have not finalized their approach for implementing the requirements and consequently, and we are unable to estimate the ultimate financial impact of this matter in light of the uncertainty surrounding the anticipated EPA and state rulemakings. However, the final resolution of this matter, and any fees that are ultimately assessed could have a material impact on our financial results.

Mercury and Air Toxics Standards

In December 2011, the EPA established hazardous air pollutant emission standards for existing fossil fuel-fired power generating facilities. These standards establish technology-based emissions limits for mercury and other toxic air pollutants based on the emissions reductions achieved by the best performing emission sources currently in operation. Facilities subject to the new standards must achieve compliance by 2015. An additional year to achieve compliance will be available to facilities that are unable to meet the three-year deadline without adversely affecting the reliability of the United States electric system. The magnitude and timing of the emissions reduction requirements under the new standards are consistent with those under

Maryland's HAA and CPR and, as a result, we do not expect our compliance costs to be material.

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

State

Maryland has adopted the HAA and the CPR, which establish annual SO2, NOx, and mercury emission caps for specific coal-fired units in Maryland, including units located at three of our facilities. The requirements of the HAA and the CPR for SO2, NOx, and mercury emissions are generally consistent with existing and anticipated federal requirements. Likewise, Massachusetts has comprehensive air emissions standards in place that are more stringent than the federal standards, so impending regulations are not anticipated to cause additional costs to our natural gas and oil-fired units in Massachusetts. In Pennsylvania, regulations adopted requiring coal-fired generating facilities to reduce mercury emissions were ruled invalid by a Pennsylvania court in January 2009.

        Maryland has also adopted opacity regulations consistent with its commitment to resolve long-standing industry concerns about the prior regulations' continuous compliance requirements and is in the process of obtaining the EPA's approval of Maryland's state implementation plan (SIP) for these regulations. While EPA approval of Maryland's SIP is being obtained, the opacity regulations are being implemented in a manner that will enable our plants to remain in compliance. We anticipate that the regulations under the EPA-approved SIP will be approved as currently implemented.

Capital Expenditure Estimates—Air Quality

We expect to incur additional environmental capital spending as a result of complying with the air quality laws and regulations discussed above. To comply with HAA and CPR, we will install additional air emission control equipment at our coal-fired generating facilities in Maryland and at our co-owned coal-fired facilities in Pennsylvania to meet air quality standards. We include in our estimated environmental capital requirements capital spending for these air quality projects, which we expect will be approximately $15 million in 2012, $30 million in 2013, $35 million in 2014 and $5 million from 2015-2016.

        Our estimates are subject to significant uncertainties including the timing of any additional federal and/or state regulations or legislation, the implementation timetables for such regulation or legislation, plant divestitures, and the specific amount of emissions reductions that will be required at our facilities. As a result, we cannot predict our capital spending or the scope or timing of these projects with certainty, and the actual expenditures, scope, and timing could differ significantly from our estimates.

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

        There is continued likelihood that greenhouse gas emissions regulation will eventually occur at the international or federal level and/or continue to occur at the state level although considerable uncertainty remains as to the nature and timing of such regulation. Climate-related legislation was introduced in the last several United States Congress sessions but was not enacted. In September 2009, the EPA issued an "endangerment and cause or contribute finding" for greenhouse gases under the Clean Air Act and in 2010 finalized changes to its air construction and operating permit programs to incorporate greenhouse gases as pollutants subject to air permits. Beginning in 2011, in certain instances, additional greenhouse gas emissions resulting from the construction or modification of large facilities subject to the EPA's permit programs, which include power plants, are required to be controlled through the use of the best available control technology, as determined by the EPA, before an air emissions permit will be issued. If we were to modify our generating plants, our costs to comply with these requirements could be material depending on the modifications made. In addition, the EPA has proposed a new source performance standard for greenhouse gas emissions that, if adopted, would apply to new power generating facilities.

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

        In addition, California has adopted regulations to implement a cap and trade program beginning in 2013 aimed at achieving a 15% reduction in CO2 emissions by 2020 as compared with 2012. The cost of purchasing emission allowances under this program could have a material impact on our financial results depending on market prices for the allowances.

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

        The EPA proposed new regulations in April 2011 and we will evaluate our compliance options in light of those proposed regulations. Until the new regulations are finalized, which is expected in July 2012, water intake compliance will be determined in accordance with the EPA's July 2007 order and relevant state regulations and interpretations. Depending on the scope of any new regulations that may be adopted by the EPA, our compliance costs could be material.

        In July 2011, the New York Department of Environmental Conservation (NYDEC) released a final policy regarding the best technology available for cooling water intake structures for minimizing adverse environmental impacts. Through its policy, NYDEC established closed cycle cooling or its equivalent as the performance goal for all existing facilities but also provided that NYDEC will select a feasible technology whose costs are not wholly disproportionate to the environmental benefits to be gained and allows for a site-specific determination where the performance goal cannot be achieved. CENG submissions to the NYDEC are currently under review. Once the required technology is determined and costs can be reasonably estimated, CENG will evaluate its next steps. However, such costs could be material.

Hazardous and Solid Waste

Our coal-fired generating facilities produce approximately two and a half million tons of combustion by-products ("ash") each year. The EPA announced in 2007 its intention to develop national standards to regulate this material as a non-hazardous waste, and began developing or considering regulations governing the placement of ash in landfills, surface impoundments, sand/gravel surface mines and coal mines. In 2009, following the Tennessee Valley Authority ash release, the EPA announced it was considering regulating ash as a hazardous waste. In May 2010, the EPA proposed rules to regulate coal combustion residuals (CCRs), such as ash, either as a special hazardous waste or as a nonhazardous waste. The EPA plans to issue an analysis on the potential health risks from beneficial re-use of CCRs prior to issuing a final rule, which is expected at the end of 2012. In addition, the Maryland Department of the Environment finalized regulations governing the disposal, storage, use and placement of ash in December 2008. Depending on the scope of any final rules that are adopted, additional federal regulation has the potential to result in additional compliance requirements and costs that could be material.

        As a result of these regulatory proposals and our current ash generation projections, we are constructing and have begun using a dedicated ash landfill for our Maryland coal-fired plants, while we continue to explore and develop beneficial use opportunities. Over the next five years, we estimate that our capital expenditures for the landfill will be approximately $20 million. Our estimates are subject to significant uncertainties, including the timing of any regulatory change, its implementation timetable, and the scope of the final federal and state requirements. As a result, we cannot predict our capital spending or the scope and timing of this project with certainty, and the actual expenditures, scope and timing could differ significantly from our estimates.

Employees

Constellation Energy and its consolidated subsidiaries (excluding CENG, which was deconsolidated on November 6, 2009) had approximately 7,900 employees at December 31, 2011.

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

        Instability in the financial markets, as a result of recession or otherwise, may affect the cost of capital and our ability to raise capital. We rely on the capital and banking markets, as well as the periodic use of commercial paper to the extent available, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. We also use letters of credit issued under our credit facilities to support our operations. Instability or volatility in the capital and credit markets as a result of uncertainty, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our businesses, including our ability to secure credit facilities and refinance debt that comes due, and our ability to complete other alternatives we may be exploring. In addition, such instability or volatility could adversely affect our ability to draw on our credit facilities. Our access to funds under those credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from borrowers within a short period of time. The instability or volatility in capital and credit markets may also result in higher interest rates on publicly issued debt securities and increased costs associated with commercial paper borrowing and under bank credit facilities.

        Any disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, further changing our strategies to reduce collateral- posting requirements, and reducing or eliminating future dividend payments or other discretionary uses of cash. The inability to obtain the liquidity needed to meet our business requirements, or to obtain such liquidity on terms that are favorable to us, would have a material adverse effect on our business, results of operations and financial condition. If entities with which we do business are unable to raise capital or access the credit markets, they may be unable to perform their obligations or make payments under agreements we have with them. Defaults by these entities may have an adverse effect on our financial results.

As a result of participation in wholesale and retail energy markets, our NewEnergy business may incur substantial costs and liabilities through exposure to price volatility, counterparty performance risk, and competition that could negatively impact margins.

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

        Exposure to margin and volume competition.    With sustained low forward natural gas and power prices and low market volatility, overall margins have tightened as retail competitors have aggressively pursued market share and wholesale generators have used the retail channel to hedge generation output. Tightened margins could adversely affect our financial results by decreasing our overall gross margins and profitability.

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

We are an active participant in energy markets through our competitive energy businesses. The liquidity of regional energy markets is an important factor in our ability to manage risks in our operations. Over the past several years, market participants in the merchant energy business have ended or significantly reduced their activities as a result of several factors, including government investigations, changes in market design, and deteriorating credit quality. As a result, several regional energy markets experienced a significant decline in liquidity, which, in turn, has impacted our ability to enter into certain types of transactions to manage our risks for settlement periods beyond 18 to 24 months. Liquidity in the energy markets also can be adversely affected by various factors, including price volatility and the availability of credit. Future reductions in liquidity may restrict our ability to manage our risks and this could impact our financial results.

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

At December 31, 2011, our qualified pension obligation was approximately $225 million greater than the fair value of our plan assets. The performance of the capital markets will affect the value of the assets that are held in trust to satisfy our future obligations under our qualified pension plans. A decline in the market value of those assets or the failure of those assets to earn an adequate return may increase our funding requirements for these obligations, which may adversely affect our liquidity and financial results.

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

Through our nuclear joint venture, we indirectly own substantial interests in nuclear power plants. Operation of these plants exposes us to risks in addition to those that result from owning and operating non-nuclear power generation facilities. These risks include normal operating risks for a nuclear facility and the risks of a nuclear accident.

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

        We are also subject to mandatory reliability standards enacted by the North American Electric Reliability Corporation (NERC) and enforced by the FERC. Compliance with the mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we are found to be in noncompliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. Additionally, in 2011, the State of Maryland enacted legislation that imposed reliability and quality of service standards on electric companies and requires the Maryland PSC to enact regulations by July 1, 2012 to implement these standards.

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

We operate in competitive segments of the electric and gas industries created by federal and state restructuring initiatives. If competitive restructuring of the electric or gas industries is amended, reversed, discontinued, restricted, or delayed, our business prospects and financial results could be materially adversely affected.

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

        Energy companies have been under increased scrutiny by state legislatures, regulatory bodies, capital markets, and credit rating agencies. This increased scrutiny could lead to substantial changes in laws and regulations affecting us, including modifications to the auction processes in competitive markets and new accounting standards that could change the way we are required to record revenues, expenses, assets, and liabilities. Proposals in the State of Maryland from time to time relating to the structure of the electric industry in Maryland and various options for re-regulation of the industry are examples of how these laws and regulations can change. In addition, other states are seeking more direct ways to affect the results of wholesale capacity markets, including through legislative or regulatory action that provides subsidies to or guaranteed cost recovery for the development of new generation in exchange for the new generation clearing in the PJM capacity market. We cannot predict the future development of regulation or legislation in these markets or the ultimate effect that this changing regulatory environment will have on our business.

        If competitive restructuring of the electric and natural gas markets is amended, reversed, discontinued, restricted, or delayed, or if legislative or regulatory proposals are implemented in a manner adverse to us, our business prospects and financial results could be negatively impacted.

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

Our NewEnergy business has sought to invest in new business initiatives and actively participate in new markets. These include, but are not limited to, unconventional oil and gas exploration and production, residential retail power and gas sales, solar and wind generation, and managed load response. Such initiatives may involve significant risks and uncertainties, including distraction of management from current operations, inadequate return on capital, and unidentified issues not discovered in the diligence performed prior to launching an initiative or entering a market. Additionally, as these markets mature, there may be new market entrants or expansion by established competitors that increase competition for customers and resources, which could result in us not achieving our plans and could have a material adverse effect on our financial results. In addition to our NewEnergy business, BGE faces risks associated with its Smart Grid initiative. These risks include, but are not limited to, cost recovery, regulatory concerns, cyber security and obsolescence of technology. Due to these risks, no assurance can be given that such initiatives will be successful and will not have a material adverse effect on our financial results.

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

Our employees, contractors, customers, and the general public may be exposed to a risk of injury due to the nature of the energy industry.

Employees and contractors throughout the organization work in, and customers and the general public may be exposed to, potentially dangerous conditions near our operations. As a result, employees, contractors, customers, and the general public may be at risk for serious injury, including loss of life. Significant risks include nuclear accidents, gas explosions, and electric contact cases.

Because the market price of shares of Exelon common stock will fluctuate and the exchange ratio will not be adjusted to reflect such fluctuations, the merger consideration at the date of the closing may vary significantly from the date the merger agreement was executed.

Upon completion of the merger, each outstanding share of Constellation Energy common stock will be converted into the right to receive 0.93 of a share of Exelon common stock. The number of shares of Exelon common stock to be issued pursuant to the merger agreement for each share of Constellation Energy common stock will not change to reflect changes in the market price of Exelon or Constellation Energy common stock. The market price of Exelon common stock at the time of completion of the merger may vary significantly from the market prices of Exelon common stock on the date the merger agreement was executed.

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

Under the merger agreement, we and Exelon are restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the merger. In general, unless and until the merger agreement is terminated, both we and Exelon are restricted from, among other things, soliciting, initiating, knowingly encouraging or facilitating a competing acquisition proposal from any person. Each of the Exelon board of directors and the Constellation Energy board of directors is limited in its ability to change its recommendation with respect to the merger-related proposals. We or Exelon may terminate the merger agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Exelon or Constellation Energy from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the merger agreement, if the merger agreement is terminated and another acquisition proposal is accepted, we or Exelon, as applicable, may be required to pay a termination fee of $800 million in the case of a termination fee payable by Exelon to us and a termination fee of $200 million in the case of a termination fee payable by us to Exelon.

Exelon and Constellation Energy are subject to various uncertainties and contractual restrictions while the merger is pending that may cause disruption and could adversely affect their financial results.

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

Twelve purported class action lawsuits were filed against us, each member of our board of directors, Exelon and Bolt Acquisition Corporation, a Maryland corporation and a wholly owned subsidiary of Exelon, in connection with the merger. Among other things, the lawsuits sought injunctive relief that would have prevented completion of the merger in accordance with the terms of the merger agreement. The parties to the litigation have reached a settlement that remains subject to court approval. If the settlement is not approved by the court, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us and Exelon, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against us, Exelon and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company's business, financial condition, results of operations and cash flows.

The merger is subject to the receipt of consent or approval from governmental entities that could delay the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

Completion of the merger remains conditioned upon the receipt of consents, orders, approvals or clearances from the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission (NRC), and the Maryland PSC. The special meetings of the shareholders of Exelon and Constellation Energy at which the proposals required to complete the merger were considered took place before all of the required regulatory approvals had been obtained and before all conditions to such approvals, if any, were known.

        We and Exelon may subsequently agree to conditions without seeking further shareholder approval, such as the settlement agreements reached in December 2011 and January 2012, even if such conditions could have an adverse effect on us, Exelon, or the combined company.

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

We and Exelon expect to incur a number of non-recurring expenses, totaling approximately $150 million, associated with completing the merger, as well as expenses related to combining the operations of the two companies. The combined company may incur additional unanticipated costs in the integration of the businesses of Exelon and Constellation Energy. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

Current Constellation Energy stockholders will have a reduced ownership and voting interest after the merger.

Exelon will issue or reserve for issuance approximately 201.9 million shares of Exelon common stock to Constellation Energy stockholders in the merger (including shares of Exelon common stock issuable pursuant to Constellation Energy stock options and other equity-based awards). Based on the number of shares of common stock of Exelon and Constellation Energy outstanding on October 7, 2011, the record date for the two companies' special meetings of shareholders to approve the merger, upon the completion of the merger, former Constellation Energy stockholders would own approximately 22% of the outstanding shares of Exelon common stock immediately following the consummation of the merger.

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

Item 2.    Properties

        Constellation Energy occupies approximately 970,000 square feet of leased and owned office space in North America, which includes its corporate offices in Baltimore, Maryland. We describe our electric generation properties on the next page. We also have leases for other offices and services located in the Baltimore metropolitan region, and for various real property and facilities relating to our generation projects.

        BGE owns its principal headquarters building located in downtown Baltimore. BGE also leases approximately 16,640 square feet of office space. In addition, BGE owns propane air and liquefied natural gas facilities as discussed in Item 1. Business—Gas Business section.

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

        Our NewEnergy business owns several natural gas producing properties.

        The following table describes our generating facilities:

		At December 31, 2011
Plant	Location	Capacity (MW)	% Owned	Capacity Owned (MW)		2011 Capacity Factor (%) *	Primary Fuel

Calvert Cliffs Unit 1 (1)	Calvert Co., MD	855	50.0	428		100.9	Nuclear
Calvert Cliffs Unit 2 (1)	Calvert Co., MD	850	50.0	425		91.7	Nuclear
Nine Mile Point Unit 1 (1)	Scriba, NY	628	50.0	314		84.0	Nuclear
Nine Mile Point Unit 2 (1)	Scriba, NY	1,141	41.0	468		95.4	Nuclear
R.E. Ginna (1)	Ontario, NY	581	50.0	291		84.7	Nuclear
Brandon Shores (2)	Anne Arundel Co., MD	1,273	100.0	1,273		52.6	Coal
H. A. Wagner (2)	Anne Arundel Co., MD	976	100.0	976		18.0	Coal/Oil/Gas
C. P. Crane (2)	Baltimore Co., MD	399	100.0	399		27.8	Oil/Coal
Keystone	Armstrong and Indiana Cos., PA	1,711	21.0	359	(5)	74.0	Coal
Conemaugh	West Moreland Co., PA	1,711	10.6	181	(5)	71.5	Coal
Perryman	Harford Co., MD	347	100.0	347		2.0	Oil/Gas
Riverside	Baltimore Co., MD	228	100.0	228		1.0	Oil/Gas
Handsome Lake	Rockland Twp, PA	268	100.0	268		1.9	Gas
Notch Cliff	Baltimore Co., MD	101	100.0	101		2.3	Gas
Westport	Baltimore Co., MD	116	100.0	116		0.0	Gas
Gould Street	Baltimore City, MD	97	100.0	97		2.5	Gas
Philadelphia Road	Baltimore Co., MD	61	100.0	61		0.8	Oil
Safe Harbor	Safe Harbor, PA	417	66.7	278		44.9	Hydro
Criterion	Oakland, MD	70	100.0	70		32.4	Wind
Grande Prairie	Alberta, Canada	93	100.0	93		20.6	Gas
West Valley	Salt Lake City, UT	200	100.0	200		10.3	Gas
Hillabee Energy Center	Alexander City, Alabama	740	100.0	740		64.3	Gas
Colorado Bend Energy Center	Wharton, Texas	550	100.0	550		31.6	Gas
Quail Run Energy Center	Odessa, Texas	550	100.0	550		14.1	Gas
Mystic 7	Charlestown, MA	560	100.0	560		2.0	Oil/Gas
Mystic 8	Charlestown, MA	703	100.0	703		75.8	Gas
Mystic 9	Charlestown, MA	695	100.0	695		74.8	Gas
Fore River	North Weymouth, MA	688	100.0	688		79.3	Gas
Mystic Jet	Charlestown, MA	9	100.0	9		0.1	Oil
Panther Creek	Nesquehoning, PA	80	50.0	40		98.0	Waste Coal
Colver	Colver Township, PA	102	25.0	26		99.8	Waste Coal
Sunnyside	Sunnyside, UT	51	50.0	26		93.6	Waste Coal
ACE	Trona, CA	102	31.1	32		87.5	Coal
Jasmin	Kern Co., CA	35	50.0	18		94.9	Coal
POSO	Kern Co., CA	35	50.0	18		73.6	Coal
Rocklin	Placer Co., CA	24	50.0	12		86.7	Biomass
Fresno	Fresno, CA	24	50.0	12		91.9	Biomass
Chinese Station	Jamestown, CA	22	45.0	10		70.7	Biomass
Malacha	Muck Valley, CA	32	50.0	16		37.4	Hydro
Constellation Solar (6)	Various	69	100.0	69		—	Solar
SEGS IV	Kramer Junction, CA	33	12.2	4		26.0	Solar
SEGS V	Kramer Junction, CA	24	4.2	1		37.8	Solar
SEGS VI	Kramer Junction, CA	34	8.8	3		28.1	Solar

Total Generating Facilities (3)(4)		17,284		11,751

*
The capacity factors are based on installed capacity which is temperature adjusted. Therefore, it is possible to generate more than 100% of the installed capacity.
(1)
We own a 50.01% membership interest in CENG, the joint venture with EDF that holds these nuclear generating assets as a result of the sale of a 49.99% interest in CENG to EDF that was completed in November 2009. We discuss this transaction in more detail in Note 2 to Consolidated Financial Statements.
(2)
The generating facilities that we agreed to sell within six months of merger close with Exelon.
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
(6)
Constellation Solar is our operation that constructs, owns, and operates solar facilities at various customer locations.

        In December 2009, we were selected by the State of Maryland to develop an approximately 17 MW solar photovoltaic power installation in Emmitsburg, Maryland. This $60 million solar facility will be constructed, owned, operated and maintained by us. We expect the project to be completed by December 2012.

        As of December 31, 2011, we also have a 50% ownership interest in a waste coal processing facility located in Hazelton, Pennsylvania.

 Item 3. Legal Proceedings

We discuss our legal proceedings in Note 12 to Consolidated Financial Statements.

 Item 4. Mine Safety Disclosure

Not Applicable.

Executive Officers of the Registrant

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years
Mayo A. Shattuck III	57	Chairman of the Board (since July 2002), President and Chief Executive Officer (since November 2001) of Constellation Energy	Chairman of the Board of Baltimore Gas and Electric Company
Henry B. Barron	61	Executive Vice President of Constellation Energy (since April 2008); and President and Chief Executive Officer (since September 2008) of Constellation Energy Nuclear Group	Chief Nuclear Officer of Constellation Energy Nuclear Group; and Group Executive and Chief Nuclear Officer—Duke Energy
James L. Connaughton	50	Executive Vice President, Corporate Affairs, Public and Environmental Policy of Constellation Energy (since February 2009)	Chairman of the White House Council on Environmental Quality and Director of the White House Office of Environmental Policy
Paul J. Allen	60	Senior Vice President (since January 2004) and Chief Environmental Officer (since June 2007) of Constellation Energy	None
Charles A. Berardesco	53	Senior Vice President (since October 2008), General Counsel (since October 2008) and Corporate Secretary (since July 2004) of Constellation Energy	Vice President and Deputy General Counsel—Constellation Energy; and Associate General Counsel—Constellation Energy
Brenda L. Boultwood	47	Senior Vice President and Chief Risk Officer of Constellation Energy (since January 2008)	Global Head of Strategy and Global Head of Derivative Services, Alternative Investment Services and Head of Treasury Services Risk Management—J.P. Morgan Chase & Company
Kenneth W. DeFontes, Jr.	61	Senior Vice President of Constellation Energy (since October 2004); and President and Chief Executive Officer of Baltimore Gas and Electric Company (since October 2004)	None
Andrew L. Good	44	Senior Vice President, Corporate Strategy and Development of Constellation Energy (since November 2009)	Senior Vice President and Chief Financial Officer—Constellation Energy Resources; Senior Vice President and Chief Financial Officer—Constellation Energy Commodities Group; and Senior Vice President, Finance—Constellation Energy
Kathleen W. Hyle	53	Senior Vice President of Constellation Energy (since September 2005); and Chief Operating Officer of Constellation Energy Resources (since November 2008)	Senior Vice President, Finance, and Chief Financial Officer—Constellation Energy Nuclear Group; Chief Financial Officer—UniStar Nuclear Energy; Senior Vice President, Finance—Constellation Energy; and Chief Financial Officer, Constellation NewEnergy
Mary L. Lauria	47	Senior Vice President and Chief Human Resources Officer of Constellation Energy (since October 2010)	Vice President and Chief Talent Officer—Constellation Energy; Vice President, Talent Management and Leadership Development—Wyeth; and Director, Global Talent Management—Johnson & Johnson
Jonathan W. Thayer	40	Senior Vice President and Chief Financial Officer of Constellation Energy (since October 2008)	Vice President and Managing Director, Corporate Strategy and Development—Constellation Energy; Treasurer—Constellation Energy; and Senior Vice President and Chief Financial Officer—Baltimore Gas and Electric Company

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

        As of January 31, 2012, there were 29,908 common shareholders of record.

Dividend Policy

Constellation Energy pays dividends on its common stock after its Board of Directors declares them. There are no contractual limitations on Constellation Energy paying common stock dividends, unless Constellation Energy elects to defer interest payments on the 8.625% Series A Junior Subordinated Debentures due June 15, 2063, and any deferred interest remains unpaid. The merger agreement with Exelon prohibits us from increasing our common stock dividend without Exelon's consent.

        Dividends have been paid continuously since 1910 on the common stock of Constellation Energy, BGE, and their predecessors. Future dividends depend upon future earnings, our financial condition, and other factors.

        In October 2011, we announced a quarterly dividend of $0.24 per share payable April 2, 2012 to holders of record at the close of business on March 12, 2012. This is equivalent to an annual rate of $0.96 per share. If the pending merger with Exelon closes on or before March 12, 2012, the dividend will be pro-rated, with shareholders receiving $0.00264 per share per day starting December 13, 2011 and ending the day before the merger closes. In February 2012, we announced a quarterly dividend of $0.24 per share payable July 2, 2012 to holders of record at the close of business on June 11, 2012. If the pending merger with Exelon closes after March 12, 2012, but on or before June 11, 2012, the dividend will be pro-rated, with shareholders receiving $0.00264 per share per day starting March 13, 2012 and ending the day before the merger closes. In accordance with the merger agreement, a pro-rata dividend ensures that shareholders continue to receive dividends at the current rate until the closing of the merger. This pro-rata dividend, which is the daily equivalent of $0.24 per share for the full quarter, would be paid within 30 days after the closing of the pending merger with Exelon.

        Quarterly dividends were declared on our common stock during 2011 and 2010 in the amounts set forth below.

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

Common Stock Dividends and Price Ranges

	2011			2010
		Price			Price
	Dividend Declared			Dividend Declared
		High	Low		High	Low
First Quarter	$0.24	$33.19	$29.70	$0.24	$36.99	$31.08
Second Quarter	0.24	38.09	30.92	0.24	38.73	32.09
Third Quarter	0.24	40.13	33.84	0.24	35.10	28.21
Fourth Quarter	0.24	40.97	35.03	0.24	33.18	27.64

Total	$0.96			$0.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2011	—	$—	—	—
November 1 - November 30, 2011	104	39.52	—	—
December 1 - December 31, 2011	62,780	39.77	—	—

Total	62,884	$39.76	—	—

(1)
Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock and restricted stock units.

Item 6. Selected Financial Data

Constellation Energy Group, Inc. and Subsidiaries

	2011	2010	2009	2008	2007

	(In millions, except per share amounts)
Summary of Operations
Total Revenues	$13,758.2	$14,340.0	$15,598.8	$19,741.9	$21,185.1
Total Expenses	14,126.1	15,853.8	14,588.5	20,821.9	19,858.8
Equity investment earnings (losses)	19.8	25.0	(6.1)	76.4	8.1
Gain on U.S. Department of Energy Settlements	93.8	—	—	—	—
Gain on Sale of Interest in CENG	—	—	7,445.6	—	—
Net Gain (Loss) on Divestitures	57.3	245.8	(468.8)	25.5	—

(Loss) Income From Operations	(197.0)	(1,243.0)	7,981.0	(978.1)	1,334.4
Gains on Sales of CEP LLC equity	—	—	—	—	63.3
Other (Expense) Income	(75.3)	(76.7)	(140.7)	(69.5)	157.4
Fixed Charges	265.4	277.8	350.1	349.1	292.4

(Loss) Income Before Income Taxes	(537.7)	(1,597.5)	7,490.2	(1,396.7)	1,262.7
Income Tax (Benefit) Expense	(230.9)	(665.7)	2,986.8	(78.3)	428.3

(Loss) Income from Continuing Operations	(306.8)	(931.8)	4,503.4	(1,318.4)	834.4
Loss from Discontinued Operations, Net of Income Taxes	—	—	—	—	(0.9)

Net (Loss) Income	$(306.8)	$(931.8)	$4,503.4	$(1,318.4)	$833.5
Net Loss (Income) Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	33.5	50.8	60.0	(4.0)	12.0

Net (Loss) Income Attributable to Common Stock	$(340.3)	$(982.6)	$4,443.4	$(1,314.4)	$821.5

(Loss) Earnings Per Common Share from Continuing Operations Assuming Dilution	$(1.70)	$(4.90)	$22.19	$(7.34)	$4.51
Loss from Discontinued Operations	—	—	—	—	(0.01)

(Loss) Earnings Per Common Share Assuming Dilution	$(1.70)	$(4.90)	$22.19	$(7.34)	$4.50

Dividends Declared Per Common Share	$0.96	$0.96	$0.96	$1.91	$1.74

Summary of Financial Condition
Total Assets	$19,412.6	$20,018.5	$23,544.4	$22,284.1	$21,742.3

Current Portion of Long-Term Debt	$174.9	$305.3	$56.9	$2,591.5	$380.6

Capitalization:
Long-Term Debt	$4,844.8	$4,448.8	$4,814.0	$5,098.7	$4,660.5
Noncontrolling Interests	116.9	88.8	75.3	20.1	19.2
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholders' Equity	7,093.9	7,829.2	8,697.1	3,181.4	5,340.2

Total Capitalization	$12,245.6	$12,556.8	$13,776.4	$8,490.2	$10,209.9

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	N/A	N/A	14.76	N/A	3.84
Book Value Per Share of Common Stock	$35.17	$39.19	$43.27	$15.98	$29.93

N/A—Calculation is not applicable as a result of the net losses for 2011, 2010 and 2008.

We discuss items that affect comparability between years, including acquisitions and dispositions, accounting changes and other items, in Item 7. Management's Discussion and Analysis.

Baltimore Gas and Electric Company and Subsidiaries

	2011	2010	2009	2008	2007

	(In millions)
Summary of Operations
Total Revenues	$2,993.1	$3,461.7	$3,579.0	$3,703.7	$3,418.5
Total Expenses	2,678.3	3,107.5	3,310.6	3,521.2	3,084.2

Income From Operations	314.8	354.2	268.4	182.5	334.3
Other Income	21.0	20.8	25.4	29.6	26.9
Fixed Charges	126.6	130.3	139.3	139.9	125.3

Income Before Income Taxes	209.2	244.7	154.5	72.2	235.9
Income Taxes	73.5	97.1	63.8	20.7	96.0

Net Income	135.7	147.6	90.7	51.5	139.9
Preference Stock Dividends	13.2	13.2	13.2	13.2	13.2

Net Income Attributable to Common Stock before Noncontrolling Interests	$122.5	$134.4	$77.5	$38.3	$126.7
Net Loss (Income) Attributable to Noncontrolling Interests	—	—	7.3	—	(0.1)

Net Income Attributable to Common Stock	$122.5	$134.4	$84.8	$38.3	$126.6

Summary of Financial Condition
Total Assets	$6,987.0	$6,667.3	$6,453.1	$6,086.2	$5,783.0

Current Portion of Long-Term Debt	$172.5	$81.7	$56.5	$90.0	$375.0

Capitalization
Long-Term Debt	$2,185.9	$2,059.9	$2,141.4	$2,197.7	$1,862.5
Noncontrolling Interest	—	—	17.6	16.9	16.8
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholder's Equity	2,110.7	2,073.2	1,938.8	1,538.2	1,671.7

Total Capitalization	$4,486.6	$4,323.1	$4,287.8	$3,942.8	$3,741.0

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	2.56	2.80	2.07	1.50	2.84
Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividends	2.22	2.41	1.80	1.33	2.42

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2011, 2010, and 2009. We analyze and explain the differences between periods in the specific line items of our Consolidated Statements of Income (Loss).

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

        Our NewEnergy business focuses on sales of electricity, natural gas, and related products and solutions to various customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, governmental, and residential customers in competitive markets. The retail NewEnergy customer supply operation combines a unified sales force with a customer-centric model that leverages technology to broaden the range of products and solutions we offer, which we believe promotes stronger customer relationships. This model focuses on efficiency and cost reduction, which we believe will provide a platform that is scalable and able to capitalize on opportunities for future growth.

        NewEnergy obtains energy from both owned and contracted supply resources and actively manages these physical and contractual assets in order to derive incremental value. Additionally, NewEnergy is involved in the development, exploration, exploitation, and harvesting of natural gas properties.

        Our Generation business has a fleet of plants that is strategically located in markets that support our customer-facing business and includes various fuel types, such as coal, natural gas, oil, nuclear, and renewable sources. We generally have load obligations greater than our generation output. Going forward, we intend to invest in generation assets in the markets where we serve load to provide a more efficient and balanced profile between our generation production and our customer load obligations. One of the expected benefits of our merger with Exelon is the combination of Exelon's large, environmentally advantaged generation fleet and our customer-facing business. This combination is expected to create a platform for growth and enhance our ability to service our load obligations with this generation output, thus reducing our costs.

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

        In 2009, 2010, and 2011 markets in which we operate were affected by declining prices for power, gas, and capacity. We discuss the impact of declining commodity prices on our future earnings in more detail in the Generation Results section.

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

New Electric Generation

In September 2011, the Maryland PSC issued a notice requiring regulated electric distribution companies to issue a request for proposals for the construction of new electric generation. Under the proposal, the electric distribution companies would enter into long-term contract-for-difference arrangements, under which the electric distribution companies would pay a fixed contract price in exchange for the variable market price. The requests for proposals were issued by electric distribution companies, including BGE, in October 2011 with initial proposals due January 20, 2012. The Maryland PSC held a hearing in January 2012 to determine whether new generation is needed to meet the long-term, anticipated demand in Maryland and, if so, the amount of generation that is needed. Following the determination of the need for new generation, the Maryland PSC will select and approve the winning offers by the second quarter of 2012. The Maryland PSC established this schedule in order to preserve a possible offering of new generation capacity in the May 2012 PJM capacity auction for the 2015 - 2016 delivery years. Depending on the outcome of this process, a requirement that BGE enter into such long-term arrangements could have a material effect on our, or BGE's, financial results.

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

Revenue Decoupling

The Maryland PSC has allowed us to record a monthly adjustment to our electric distribution revenues from residential and small commercial customers since 2008 and for the majority of our large commercial and industrial customers since February 2009 to eliminate the effect of abnormal weather and usage patterns per customer on our electric distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at Maryland PSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather (except as discussed below with respect to major storms) or usage conditions. We then bill or credit impacted customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings. We have a similar revenue decoupling mechanism in our gas business.

        In January 2012, the Maryland PSC issued an order prospectively prohibiting Maryland electric utilities with a revenue decoupling mechanism from collecting a certain portion of decoupling revenue during major storm events if customer service is not restored within a specified period of time. We do not expect the impact of this prohibition to have a material effect on our, or BGE's, financial results.

Demand Response and Advanced Metering Programs

BGE defers costs associated with its demand response programs as a regulatory asset and recovers these costs from customers in future periods.

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. The Maryland PSC's approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is delivered to customers. Under a grant from the United States Department of Energy (DOE) BGE is a recipient of $200 million in federal funding for its smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives. As of December 31, 2011, we have received $95.3 million of the $200 million grant from the DOE.

        We discuss BGE's electric load management programs in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Load Management. We discuss the associated regulatory assets in Note 6 to Consolidated Financial Statements.

Electric Standard Offer Service

BGE is obligated by the Maryland PSC to provide market-based standard offer service (SOS) to all of its electric customers who elect not to select a competitive energy supplier. The SOS rates charged recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. However, BGE is required to provide all residential electric customers a credit for the residential return component of the administrative fee. This credit will be given to customers through December 31, 2016. Currently, BGE is involved in a Maryland PSC proceeding to determine the future, on-going structure of the SOS administrative fee charged to all SOS customers.

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

  •
  directing the Maryland PSC to enact service quality and reliability regulations by July 1, 2012 relating to the delivery of electricity to retail electric customers,
  •
  increasing existing penalties for failure to meet these and other Maryland PSC regulations, and
  •
  directing the Maryland PSC to undertake certain studies addressing utility liability for certain customer damages, electric utility service restoration plans, and modifications to existing revenue decoupling mechanisms for extended service interruptions.

        In May 2011, the Governor signed this legislation into law and the Maryland PSC has instituted a rulemaking proceeding to draft the required service quality and reliability regulations. Once the regulations are enacted, the costs incurred by BGE to comply with them will affect our, and BGE's, financial results.

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

        We are a recipient of SECA payments, payer of SECA charges, and supplier to whom such charges may be shifted. Administrative hearings regarding the SECA charges concluded in May 2006, and an initial decision from the FERC administrative law judge (ALJ) was issued in August 2006. The decision of the ALJ generally found in favor of reducing the overall SECA liability. In May 2010, FERC issued an order approving in part and reversing in part the ALJ decision. The FERC order results in additional SECA liabilities being imposed on us. In June 2010, we filed requests for rehearing of the FERC order on the ALJ decision, as did other interested parties. In July 2010, BGE filed a petition for review of FERC's approval of the SECA methodology. In the interim, PJM and MISO have made filings at FERC to comply with the May 2010 decision and to impose charges accordingly. In October 2011, FERC denied our requests for rehearing of its May 2010 decision. In November 2011, we filed petitions for review of that decision in the U.S. Court of Appeals for the District of Columbia Circuit. The District of Columbia Circuit consolidated the BGE petitions, our petition, and the petitions of other parties in the SECA proceeding. Depending on the ultimate outcome, the proceeding may have a material effect on our financial results.

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

        In May 2008, five state public service commissions, including the Maryland PSC, consumer advocates, and others filed a complaint against PJM at the FERC, alleging that the RPM produced unreasonable prices during the period from June 1, 2008 through May 31, 2011. The complaint requested that FERC establish a refund effective date of June 1, 2008, reject the results of the 2007/08 through 2010/11 RPM capacity auction results, and significantly reduce prices for capacity beginning as of June 1, 2008 through 2011/12. FERC dismissed the complaint and denied rehearing, and ultimately the Maryland PSC and New Jersey Board of Public Utilities appealed the case to the United States Court of Appeals for the District of Columbia. In February 2011, the court denied the petition for review and held that FERC adequately explained why the RPM auction structure was just and reasonable. The petitioners did not appeal the court's decision to the United States Supreme Court and therefore FERC's decision in our favor is final and non-appealable.

        In April 2009, the Attorney General of Connecticut, the Connecticut Department of Public Utilities and Office of Consumer Counsel (together, the Connecticut Parties) filed complaints at FERC alleging improper energy bidding behavior since December 1, 2006 by generators located in New York that also received capacity payments within ISO-New England. In May 2009, the Connecticut Parties filed an amended complaint asserting that Constellation Energy Commodities Group, Inc. (CCG) and others received capacity payments while never intending to perform as capacity resources. The revised allegations assert that certain generators engaged in "economic withholding" by submitting energy bids at or near the offer cap. Since December 2006, CCG has received approximately $7 million in payments for capacity offered into ISO-New England associated with Constellation Energy's previously wholly owned nuclear facilities located in NY. In August 2009, FERC issued an order setting this matter for a public hearing before an ALJ to determine the intent of the capacity suppliers (including CCG) in making their energy offers in ISO-New England. CCG actively participated in the proceeding, and in September 2010 the ALJ issued an Initial Decision finding that the Connecticut Parties failed to prove their case and dismissed the complaint against CCG. The Initial Decision was approved by FERC and FERC denied a rehearing of the Connecticut Parties in January 2012. The Connecticut Parties have 60 days to seek a petition of the FERC ruling in a Circuit Court of Appeals of the United States.

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

Market Oversight

Regulatory agencies that have jurisdiction over our businesses, including the FERC and the Commodity Future Trading Commission (CFTC), possess broad enforcement and investigative authority to ensure well-functioning markets and to prohibit market manipulation or violations of the agencies' rules or orders. These agencies also possess significant civil penalty authority, including in the case of FERC and the CFTC, the authority to impose a penalty of up to $1 million per day per violation. We are committed to a culture of compliance and ensuring compliance with all applicable rules, laws and orders. Nonetheless, the regulatory agencies engage in either public or non-public investigations in response to allegations of wrongdoing and we may be involved in certain market activities that become subject to investigations. Even where no wrongdoing is found, the process of participating in a regulatory investigation could have a material effect on our business.

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
  •
  number of market participants,
  •
  extreme peak demands,
  •
  available supply resources,
  •
  transportation and transmission availability and reliability within and between regions,
  •
  location of our generating facilities relative to the location of our load-serving obligations,
  •
  implementation of new market rules governing operations of regional power pools,
  •
  procedures used to maintain the integrity of the physical electricity system during extreme conditions,
  •
  changes in the nature and extent of federal and state regulations,
  •
  international supply and demand, and
  •
  general economic conditions.

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

Accounting for Derivatives and Hedging Activities

We utilize a variety of derivative instruments primarily to manage commodity price risk as well as interest rate risk. Because of the extensive nature of the accounting requirements that govern both accounting treatment and documentation, as well as the complexity of the transactions within the scope of these requirements, management is required to exercise judgment in several areas, including the following:

  •
  identification of derivatives,
  •
  selection of accounting treatment for derivatives,
  •
  valuation of derivatives, and

  •
  impact of uncertainty.

        As discussed in more detail below, the exercise of management's judgment in these areas materially impacts our financial statements. While we believe we have appropriate controls in place to apply the derivative accounting requirements, failure to meet these requirements, even inadvertently, could require the use of a different accounting treatment for the affected transactions. In addition, future changes in accounting requirements could affect our financial statements materially. We discuss derivatives and hedging activities in more detail in Note 1 and Note 13 to Consolidated Financial Statements.

Identification of Derivatives

We must evaluate new and existing transactions and agreements to determine whether they are derivatives or if they contain embedded derivatives. Identifying derivatives requires us to exercise judgment in interpreting the definition of a derivative and applying that definition to each individual contract. If a contract is not a derivative, we cannot apply derivative accounting treatment, and we generally must record the effects of the contract in our financial statements upon delivery or settlement under the accrual method of accounting. In contrast, if a contract is a derivative, we must apply derivative accounting, which provides for several possible accounting treatments as discussed more fully under Accounting Treatment below. As a result, the required accounting treatment and its impact on our financial statements can vary substantially depending upon whether a contract is a derivative or a non-derivative.

Accounting Treatment

There are several permissible accounting treatments for derivatives. Mark-to-market is the default accounting treatment for all derivatives unless they qualify, and we affirmatively designate them, for one of the other accounting treatments. Derivatives designated for any of the other elective accounting treatments must meet specific, restrictive criteria, both at the time of designation and on an ongoing basis.

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

Fair value hedge	• Derivative asset or liability recorded at fair value • Book value of hedged asset or liability adjusted for changes in its fair valuec	• Changes in fair value recognized in earnings • Changes in fair value of hedged asset or liability recognized in earnings

NPNS (accrual)	• Fair value not recorded • Accounts receivable or accounts payable recorded when derivative settles	• Changes in fair value not recognized in earnings • Revenue or expense recognized in earnings when underlying physical commodity is sold or consumed

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

        We also exercise judgment in selecting the accounting treatment that we believe provides the most transparent presentation of the economics of the underlying transactions. Although contracts may be eligible for hedge accounting or NPNS designation, we are not required to designate and account for all such contracts identically. We generally elect NPNS accrual or hedge accounting for our physical energy delivery activities because accrual accounting more closely aligns the timing of earnings recognition, cash flows, and the underlying business activities. We apply mark-to-market accounting for certain risk management and trading activities as follows:

  •
  our competitive retail gas customer supply activities and, for new transactions closed since June 30, 2010, our fixed quantity competitive retail power customer supply activities, which are managed using economic hedges that we have not designated as cash-flow hedges so as to match the timing of recognition of the earnings impacts of those activities to the greatest extent permissible,
  •
  economic hedges of other contracts that require mark-to-market accounting treatment to ensure symmetrical accounting treatment,
  •
  economic hedges of activities that require accrual accounting,
  •
  interest rate swaps related to our debt if we do not elect hedge accounting, and
  •
  trading activities.

        As a result of making these judgments, the selection of accounting treatment for derivatives has a material impact on our financial position and results of operations. These impacts affect several components of our financial statements, including assets, liabilities, and accumulated other comprehensive income (AOCI). Additionally, the selection of accounting treatment also affects the amount and timing of the recognition of earnings. The following table summarizes these impacts:

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

        The judgments we are required to make in order to estimate fair value could have a material impact on our financial statements. These judgments affect the selection, appropriateness, and application of modeling techniques, the methods used to identify or estimate inputs to the modeling techniques, and the consistency in applying these techniques over time and across types of derivative instruments. Changes in one or more of these judgments could have a material impact on the valuation of derivatives and, as a result, could also have a material impact on our financial position or results of operations.

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

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

Long-Lived Assets

We are required to evaluate certain assets that have long lives (for example, generating property and equipment, real estate, and unamortized energy contracts) to determine if they are impaired when certain conditions exist. We are required to test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes are:

  •
  a significant decrease in the market price of a long-lived asset,
  •
  a significant adverse change in the manner an asset is being used or its physical condition,
  •
  an adverse action by a regulator or legislature or an adverse change in the business climate,
  •
  an accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset,
  •
  negative credit events of a counterparty,
  •
  a current period loss combined with a history of losses or the projection of future losses, or
  •
  a change in our intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.

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

Investments

We evaluate our equity method and cost method investments, including our partnerships that own power projects to determine whether or not they are impaired. The standard for determining whether an impairment must be recorded is whether the investment has experienced an "other than a temporary" decline in value.

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

        California statutes and regulations require load-serving entities to increase their procurement of renewable energy resources and mandate statewide reductions in greenhouse gas emissions. Given the need for electric power and the statutory and regulatory requirements increasing demand for renewable resource technologies, we believe California will continue to foster an environment that supports the use of renewable energy and continues certain subsidies that will make renewable energy projects economical. However, should California legislation and regulatory policies and federal energy policies fail to adequately support renewable energy initiatives, our equity method investments in renewable energy projects could become impaired, and any losses recognized could be material.

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

        Prior to the completion of the merger, which is subject to various approvals, Constellation Energy will continue to operate as a separate company. The following discussion and analysis of our results of operations and financial condition relates solely to Constellation Energy and its subsidiaries.

        We discuss this transaction and the costs incurred to date in more detail in Note 2 to Consolidated Financial Statements.

Acquisitions

Haynesville Shale Gas Property

In December 2011, we acquired natural gas working interests and net revenue interests in certain producing wells and certain proved developed wells and proved undeveloped locations in Louisiana for a total of approximately $58.2 million. We discuss this transaction in more detail in Note 15 to Consolidated Financial Statements.

ONEOK Energy Marketing Company

In February 2012, we acquired all of the outstanding stock of ONEOK Energy Marketing Company, a retail natural gas marketing company, for approximately $22.5 million, subject to a working capital adjustment. We discuss this transaction in more detail in Note 15 to Consolidated Financial Statements.

MXenergy Holdings Inc.

In July 2011, we acquired all of the outstanding stock of MXenergy Holdings Inc. (MXenergy), a retail energy marketer of natural gas and electricity to residential and commercial customers in competitive markets in the United States and Canada for approximately $218.7 million in cash. We discuss this transaction in more detail in Note 15 to Consolidated Financial Statements.

Star Electricity, Inc.

In May 2011, we acquired all of the outstanding stock of Star Electricity, Inc. (StarTex), a retail electric provider, for approximately $160.4 million in cash. We discuss this transaction in more detail in Note 15 to Consolidated Financial Statements.

Boston Generating

In January 2011, we completed the acquisition of Boston Generating's 2,950 MW fleet of generating plants for approximately $1.1 billion in cash. We discuss this transaction in more detail in Note 15 to Consolidated Financial Statements.

Divestitures

Upstream Gas Property

In December 2011, we sold all of our interests in a subsidiary that owned natural gas assets in the south Texas region for $93.0 million. We recognized a $23.0 million pre-tax gain. We discuss this transaction in Note 2 to Consolidated Financial Statements.

Constellation Energy Partners LLC

In August 2011, we sold a majority of our equity interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock) for cash, shares of PostRock common stock and warrants to buy additional shares of PostRock common stock. In December 2011, we sold additional equity interests in CEP to PostRock for cash. We discuss these transactions in more detail in Note 2 to Consolidated Financial Statements.

Quail Run Energy Center

In June 2011, we terminated the agreement to sell our Quail Run Energy Center (Quail Run), a 550 MW natural gas plant in west Texas, to High Plains Diversified Energy Corporation. We had previously entered into the agreement to sell Quail Run in December 2010. We discuss this development in Note 2 to Consolidated Financial Statements.

Commodity Prices

During 2011, the energy markets were affected by large fluctuations in both forward and spot commodity prices. The changes in spot prices from January 1, 2011 through December 31, 2011 were as follows:

  •
  power prices declined approximately 21%, and
  •
  gas prices declined by approximately 32%.

        These changes in commodity prices contributed to significant mark-to-market losses, resulted in impairment charges, and, therefore, materially impacted our results. We discuss these changes in the Results of Operations section.

Gains on Settlements with U.S. Department of Energy (DOE)

During 2011, we recognized the following pre-tax gains related to agreements with the DOE that settled lawsuits to recover damages for costs incurred through November 6, 2009 caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel at these nuclear plants:

  •
  $39.4 million related to the Calvert Cliffs nuclear power plant, and
  •
  $54.4 million related to the Ginna nuclear power plant.

        We discuss these settlements in more detail in Note 2 to Consolidated Financial Statements.

Financings

BGE Issuance of Notes

In November 2011, BGE issued $300 million of 3.50% Notes due November 15, 2021. We discuss this financing transaction in more detail in Note 9 to Consolidated Financial Statements.

Secured Solar Credit Lending Agreement

In July 2011, a subsidiary of Constellation Energy entered into a three year senior secured credit facility associated with certain solar projects that we own. The amount committed under the facility is $150 million. We discuss this lending agreement in more detail in Note 9 to Consolidated Financial Statements.

Amended Reserve-Based Facility for Upstream Gas Operations

In July 2011, we amended and extended our existing reserve based lending facility that supports our upstream gas operations. The borrowing base committed under the facility was increased to $150 million. We discuss this agreement in more detail in Note 9 to Consolidated Financial Statements.

Sacramento Solar Project Facility

In July 2011, a subsidiary of Constellation Energy entered into a $40.7 million nonrecourse project financing to fund construction of our 30MW solar facility in Sacramento, California. The construction borrowings will convert into a 19-year variable rate note upon commercial operation of the facility. We discuss this financing in more detail in Note 9 to Consolidated Financial Statements.

Revolving Promissory Note with CENG

In May 2011, CENG issued an unsecured revolving promissory note to borrow up to an aggregate principal amount of $62.5 million from a subsidiary of Constellation Energy. We discuss this related party financing in Note 16 to Consolidated Financial Statements.

Third Quarter 2011 Texas Weather Event

In the third quarter of 2011, the Texas region incurred extreme high temperatures for a prolonged period of time. This heat wave was compounded by fossil generator outages and a lack of wind plant availability throughout the region, which led to price spikes well above historical averages for replacement power that we had to purchase. This negatively affected our NewEnergy operating results by approximately $33 million after-tax. We discuss the impact of this development on our overall results in the NewEnergy operating results section.

Hurricane Irene

In August 2011, Hurricane Irene caused extensive damage to BGE's electric distribution system and created power outages that lasted several days. BGE incurred total costs currently estimated to be $79.7 million, which includes capital costs of $29.6 million and maintenance expenses of $50.1 million pre-tax, or $29.9 million after-tax, in 2011 to repair its distribution system and restore service to customers. The maintenance expenses included $41.1 million pre-tax, or $24.6 million after-tax, of estimated incremental expenses. We discuss the impact of Hurricane Irene on our Regulated Electric Business operating results section.

Results of Operations

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, and then separately discuss earnings for our operating segments. Significant changes in other (expense) income, fixed charges, and income taxes are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section.

        As discussed in Item 1 Business—Overview section and in the Strategy and Significant Events sections, Constellation Energy's 2011, 2010 and 2009 operating results were materially impacted by a number of significant events, transactions, and changes in our strategic direction. The impact of these items has affected the comparability of our 2011, 2010 and 2009 results to prior periods and will alter Constellation Energy's operating results in the future. In this section, we highlight the 2011, 2010 and 2009 impacts of these items.

Overview

Results

	2011	2010	2009

	(In millions, after-tax)
Net (Loss) Income:
Generation	$(441.1)	$(1,255.3)	$4,766.7
NewEnergy	2.8	176.2	(348.2)
Regulated electric	93.6	110.0	79.1
Regulated gas	42.1	37.6	25.5
Other nonregulated	(4.2)	(0.3)	(19.7)

Net (Loss) Income	$(306.8)	$(931.8)	$4,503.4

Net (Loss) Income attributable to common stock	$(340.3)	$(982.6)	$4,443.4

Change from prior year	$642.3	$(5,426.0)

        Our total net loss attributable to common stock for 2011 decreased compared to 2010 by $642.3 million, or $3.20 per share, mostly because of the following:

Increase/(Decrease) 2011 vs. 2010

(In millions, after-tax)
Generation gross margin	$81
Increases in Generation non-gross margin expenses related to:
Acquisition of Boston Generating fleet of generating assets in January 2011	(81)
NewEnergy gross margin	(116)
NewEnergy hedge ineffectiveness	(24)
NewEnergy third quarter 2011 Texas region weather event	(33)
NewEnergy gain on divestitures	34
NewEnergy contract assignments / origination	25
Regulated businesses	27
Other nonregulated businesses	(9)
Total change in Other Items Included in Operations per table below	797
All other changes	(59)

Total Change	$642

        Our total net (loss) income attributable to common stock for 2010 decreased compared to 2009 by $5.4 billion, or $27.09 per share, mostly because of the following:

Increase/(Decrease) 2010 vs. 2009

(In millions, after-tax)
Generation gross margin, primarily due to the deconsolidation of CENG	$(682)
Lower Generation operating expenses, primarily labor and benefit costs due to the deconsolidation of CENG	390
Lower Generation accretion expense of asset retirement obligations due to deconsolidation of CENG	37
Lower Generation taxes other than income taxes due to deconsolidation of CENG	27
Lower Generation depreciation and amortization due to deconsolidation of CENG	28
NewEnergy gross margin	78
NewEnergy hedge ineffectiveness	(55)
Loss on NewEnergy international coal contract assignments	(25)
Regulated businesses	(21)
Other nonregulated businesses	5
Total change in Other Items Included in Operations per table below	(5,375)
All other changes	167

Total Change	$(5,426)

Other Items Included in Operations (after-tax):

	2011	2010	2009

	(In millions, after-tax)
Impairment losses and other costs	$(530.2)	$(1,487.1)	$(96.2)
Impact of power purchase agreement with CENG (1)	(118.5)	(113.3)	—
Amortization of basis difference in CENG	(90.5)	(117.5)	(17.8)
Hurricane Irene incremental storm expenses	(24.6)	—	—
Merger costs	(70.9)	—	(13.8)
Gain on settlements with DOE	57.3	—	—
Transaction fees for Boston Generating acquisition	(9.9)	—	—
Gain on Comprehensive Agreement with EDF	—	121.3	—
International coal contract dispute settlement		35.4	—
Loss on early retirement of 2012 Notes	—	(30.9)	—
Gain on sale of interest in Mammoth Lakes geothermal generating facility	—	24.7	—
Credit facility amendment/termination fees	(5.8)	(13.6)	(37.7)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(8.8)	—
Gain on sale of 49.99% interest in CENG	—	—	4,456.1
International commodities operation and gas trading operation (2)	—	—	(371.9)
BGE residential customer rate credit	—	—	(67.1)
Impairment of nuclear decommissioning trust assets	—	—	(46.8)
Loss on redemption of Zero Coupon Senior Notes	—	—	(10.0)
Workforce reduction costs	—	—	(9.3)

Total Other Items	$(793.1)	$(1,589.8)	$3,785.5

Change from prior year	$796.7	$(5,375.3)

(1)
The net impact to the Company of the power purchase agreement with CENG was $200.4 million pre-tax for 2011 and $185.6 million pre-tax for 2010. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

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

        During 2011, power prices continued to decline, reflecting economic conditions and projected increases in natural gas supplies. However, prices for coal have not declined to the same extent as power prices. The relationship between power and fuel prices directly affects the earnings of our Generation business. Although our NewEnergy business hedges portions of our future power sales and fuel purchases, the amounts we have hedged are higher for the near term and decline over time. We have already locked in prices for our expected generation output for 2012. However, consistent with our hedging approach, we have only hedged a portion of the expected output for 2013, and those hedges are at lower prices. If the current power and fuel price environment continues, we anticipate that our Generation business will have lower earnings in future years, especially in 2012.

        Additionally, we evaluated our generating plants and our investments in electric generation facilities for impairment as a result of power price declines in 2011. We recorded an impairment charge in 2011 for our investments in electric generation facilities and our investment in CENG, but none of our wholly owned generating plants were impaired. However, further decreases in power prices could result in estimated future cash flows declining below the carrying value of our plants, which would require us to record an impairment charge on our generating plants. We discuss our impairment charges in Note 2 to Consolidated Financial Statements.

Results

	2011	2010	2009

	(In millions)
Revenues	$2,717.7	$2,244.3	$2,774.2
Fuel and purchased energy expenses	(1,766.8)	(1,444.8)	(692.0)

Gross margin	950.9	799.5	2,082.2
Operating expenses	(468.7)	(379.7)	(1,008.4)
Impairment losses and other costs	(891.0)	(2,476.7)	—
Merger costs	(61.2)	—	(101.8)
Depreciation, depletion, accretion, and amortization	(187.4)	(137.7)	(238.9)
Taxes other than income taxes	(45.1)	(23.6)	(67.4)
Equity investment earnings (losses):
CENG	(4.3)	23.6	4.3
UNE	—	(16.8)	(24.7)
Other	24.1	18.2	20.6
Gain on settlement with DOE	93.8	—	—
Net gain on divestitures	—	242.9	7,445.6

(Loss) Income from Operations	$(588.9)	$(1,950.3)	$8,111.5

Net (Loss) Income	$(441.1)	$(1,255.3)	$4,766.7

Net (Loss) Income attributable to common stock	$(441.1)	$(1,255.3)	$4,766.7

Change from prior year	$814.2	$(6,022.0)

Other Items Included in Operations (after-tax):
Impairment losses and other costs	$(530.2)	$(1,487.1)	$—
Impact of power purchase agreement with CENG (1)	(118.5)	(113.3)	—
Amortization of basis difference in CENG	(90.5)	(117.5)	(17.8)
Gain on settlements with DOE	57.3	—	—
Merger costs	(37.0)	—	(9.7)
Transaction fees for Boston Generating acquisition	(9.9)	—	—
Gain on Comprehensive Agreement with EDF	—	121.3	—
Loss on early retirement of 2012 Notes	—	(30.9)	—
Gain on sale of Mammoth Lakes geothermal generating facility	—	24.7	—
Credit facility amendment/termination fees	—	(9.0)	(13.7)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(0.8)	—
Gain on sale of 49.99% interest in CENG	—	—	4.456.1
Impairment of nuclear decommissioning trust assets	—	—	(46.8)
Loss on redemption of Zero Coupon Senior Notes	—	—	(10.0)

Total Other Items	$(728.8)	$(1,612.6)	$4,358.1

Change from prior year	$883.8	$(5,970.7)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

(1)
The net impact to the Company of the power purchase agreement with CENG was $200.4 million pre-tax for 2011 and $185.6 million pre-tax for 2010. This amount represents the amortization of our $0.8 billion "Unamortized energy contract asset" less our 50.01% equity in CENG's amortization of its $0.8 billion "Unamortized energy contract liability."

Effects of 2009 Transaction with EDF on Statement of Income (Loss)

Prior to November 6, 2009, CENG was a 100% owned subsidiary, and we consolidated its financial results within our Consolidated Statements of Income (Loss). On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG to EDF, and we deconsolidated CENG. Accordingly, beginning November 6, 2009, we ceased recording CENG's financial results and began to record equity investment earnings from CENG as well as the effect of our PPA and other transactions with CENG. This change in accounting treatment affected the comparability of Generation's results between 2010 and 2009. We discuss our transaction with EDF in more detail in Note 2 to Consolidated Financial Statements.

Revenues

Our Generation revenues increased $473.4 million in 2011 compared to 2010 and decreased $529.9 million in 2010 compared to 2009 primarily due to the following:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Decrease in volume of output primarily due to the deconsolidation of CENG nuclear generating assets	$—	$(690)
Increase in volume of output primarily due to the acquisition of the Boston Generating fleet of generating assets in January 2011, additional volume due to the beginning of commercial dispatch of the Hillabee Energy Center and the acquisition of the Texas combined cycle generation facilities in 2010	648	198
Increase (decrease) in volume of output due to reduced (higher) impact of outages at our fossil plants	38	(127)
(Decrease) increase in contracted power prices	(227)	116
All other	14	(27)

Total increase (decrease) in Generation revenues	$473	$(530)

Fuel and Purchased Energy Expenses

Our Generation fuel and purchased energy expenses increased $322.0 million in 2011 compared to 2010 and increased $752.8 million in 2010 compared to 2009 primarily due to the following:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Increase in purchased energy costs due to power purchase agreement with CENG compared with nuclear fuel costs	$—	$741
Increase in volume of gas consumed due to the acquisition of the Boston Generating fleet of generating assets in January 2011	218	—
Increase (decrease) due to reduced (higher) impact of outages at our fossil plants	2	(87)
Increase in fuel costs primarily related to higher contract prices to operate our generating assets	56	59
All other	46	40

Total increase in Generation fuel and purchased energy expenses	$322	$753

Operating Expenses

Our Generation business operating expenses increased $89.0 million during 2011 as compared to 2010 primarily due to the costs associated with the acquisition of the Boston Generating fleet of generating assets in January 2011.

        Our Generation business operating expenses decreased $628.7 million during 2010 as compared to 2009 due to lower labor and benefit costs of $499.9 million and lower non-labor operating expenses of $128.8 million, the majority of which results from the absence of costs in 2010 due to the deconsolidation of CENG.

Impairment Losses and Other Costs

We discuss our impairment charges in more detail in Note 2 to Consolidated Financial Statements.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail in Note 2 to Consolidated Financial Statements.

Depreciation, Depletion, Accretion, and Amortization Expense

Our Generation business incurred higher depreciation, depletion, accretion, and amortization expenses of $49.7 million during 2011 compared to 2010 primarily due to additional depreciation of:

  •
  $33.8 million on the Boston Generating facilities acquired in January 2011,
  •
  $5.2 million related to a sub-bituminous safety system and coal conveyor that was placed in service in 2011 at one of our coal generating facilities, and
  •
  $6.7 million related to the June 2010 commencement of operations at our Hillabee Energy Center.

        Our Generation business incurred lower depreciation, depletion, accretion, and amortization expenses of $101.2 million during 2010 compared to 2009 due to a decrease of $94.0 million in depreciation on the nuclear generating facilities and a decrease of $60.5 million in accretion on asset retirement obligations, both resulting from the deconsolidation of CENG on November 6, 2009. These decreases were partially offset by an increase of $53.4 million in depreciation on our other generating facilities primarily related to the installation of emission control equipment at our Brandon Shores coal-fired generating plant that went into service in the fourth quarter of 2009, the Texas combined cycle generation facilities we acquired in 2010, and the Hillabee Energy Center, which began commercial dispatch in 2010.

Taxes Other Than Income Taxes

Our Generation business incurred higher taxes other than income taxes of $21.5 million in 2011 compared to 2010, primarily due to an increase in property taxes related to generating facilities acquired in Texas in 2010 and Massachusetts in 2011.

        Our Generation business incurred lower taxes other than income taxes of $43.8 million in 2010 compared to 2009, primarily due to lower property taxes as a result of the deconsolidation of CENG on November 6, 2009.

Equity Investment Earnings (Losses)

During 2011, our equity investment earnings decreased $5.2 million as compared to 2010, primarily due to lower CENG operating results of $27.9 million, partially offset by the absence of $16.8 million of losses on our investment in UNE, which was sold in 2010.

        During 2010, our equity investment earnings increased $24.8 million as compared to 2009, primarily due to $19.3 million of higher earnings from our investment in CENG, $7.9 million of lower losses from our investment in UNE, which was sold in 2010, partially offset by $2.4 million of lower earnings on investments in power projects.

        In December 2011, CENG's wholly owned subsidiary, Nine Mile Point, entered into a three year agreement with the applicable tax jurisdictions in New York State with respect to property tax payments on the Nine Mile Point nuclear generating facility. The agreement will not materially increase future property tax expenses for CENG for the term of the agreement and, as a result, will not materially impact our equity investment earnings in CENG based on our 50.01% ownership interest. The agreement also will result in settlement and discontinuance of all pending property tax assessment litigation proceedings between Nine Mile Point and the tax jurisdictions.

Gain on Settlements with DOE

During 2011, we recognized $93.8 million in pre-tax gains related to agreements with the DOE that settled the lawsuits that sought to recover damages caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel at the Calvert Cliffs nuclear power plant and the Ginna nuclear power plant. The lawsuit related to the Nine Mile Point nuclear power plant remains outstanding. We discuss these settlements in more detail in Note 2 to Consolidated Financial Statements.

NewEnergy Business

Background

Our NewEnergy business is a competitive provider of energy solutions for various customers. We discuss the impact of competition on our NewEnergy business in Item 1. Business—Competition section.

        Our NewEnergy business focuses on delivery of physical, customer-oriented energy products and solutions to energy producers and consumers, manages the risk and optimizes the value of our owned and contracted generation assets and NewEnergy activities, and uses our portfolio management and trading capabilities both to manage risk and to deploy limited risk capital. Our NewEnergy business actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions.

        We record NewEnergy revenues and expenses in our financial results in different periods depending upon the appropriate accounting treatment that represents the economics of the underlying transactions in our business. We discuss our revenue recognition policies in the Critical Accounting Policies section and Note 1 to Consolidated Financial Statements.

Results

	2011	2010	2009

	(In millions)
Revenues	$10,120.2	$10,121.4	$11,509.2
Fuel and purchased energy expenses	(9,071.6)	(8,877.6)	(10,430.0)

Gross margin	1,048.6	1,243.8	1,079.2
Operating expenses	(843.1)	(758.7)	(763.6)
Merger costs	(26.4)	—	(44.0)
Impairment losses and other costs	—	(0.1)	(98.1)
Workforce reduction costs	—	—	(12.6)
Depreciation, depletion, accretion, and amortization	(89.4)	(83.7)	(82.7)
Taxes other than income taxes	(70.2)	(52.8)	(41.2)
Equity investment (losses) earnings	—	—	(6.3)
Net gain (loss) on divestitures	57.3	2.5	(468.8)

Income (Loss) from Operations	$76.8	$351.0	$(438.1)

Net Income (Loss)	$2.8	$176.2	$(348.2)

Net (Loss) Income attributable to common stock	$(17.5)	$138.6	$(402.3)

Change from prior year	$(156.1)	$540.9

Other Items Included in Operations (after-tax):
Merger costs	$(16.1)	$—	$(4.1)
International coal contract dispute settlement	—	35.4	—
Credit facility amendment/termination fees	(5.8)	(4.6)	(24.0)
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(0.1)	—
International commodities operation and gas trading operation (1)	—	—	(371.9)
Impairment losses and other costs	—	—	(84.7)
Workforce reduction costs	—	—	(9.3)

Total Other Items	$(21.9)	$30.7	$(494.0)

Change from prior year	$(52.6)	$524.7

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

Revenues

Our NewEnergy revenues were essentially unchanged in 2011 compared to 2010 and decreased $1,387.8 million in 2010 compared to 2009 primarily due to the following:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Realization of higher (lower) wholesale load sales	$463	$(917)
Decrease in volume and contract prices related to our domestic coal operation	(24)	(508)
Realization of (lower) higher retail power load sales	(118)	398
Decrease due to the assignment of international coal and freight contracts, which we divested throughout 2009 and 2010	(175)	(321)
Gain on sale of in-the-money wholesale load contract in the second quarter of 2009	—	(106)
Change in volumes at our retail gas and wholesale gas operation	(92)	(77)
(Decrease) increase in wholesale mark-to-market revenues due to changes in power and gas prices	(274)	77
Increase due to acquisitions of StarTex and MXenergy	317	—
All other	(98)	66

Total decrease in NewEnergy revenues	$(1)	$(1,388)

Fuel and Purchased Energy Expenses

Our NewEnergy fuel and purchased energy expenses increased $194.0 million in 2011 compared to 2010 and decreased $1,552.4 million in 2010 compared to 2009 primarily due to the following:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Realization of fuel and purchased energy from wholesale power purchases	$306	$(641)
Decrease due to the assignment of international coal and freight contracts, which we divested throughout 2009 and 2010	(77)	(540)
Decrease in volume and contract prices related to our domestic coal operation	(23)	(498)
(Decrease) increase in (prices) volumes of retail power load purchases	(154)	217
Change in volumes at our retail gas and wholesale gas operation	(54)	(83)
Increase due to acquisitions of StarTex and MXenergy	236	—
All other	(40)	(7)

Total increase (decrease) in NewEnergy fuel and purchased energy expenses	$194	$(1,552)

        From time to time, we may terminate or restructure contracts to lower our exposure to various risks under these contracts. During 2011, we terminated three contracts that increased gross margin by $26.9 million:

  •
  $12.7 million related to the partial termination of a firm gas transportation capacity contract in order to mitigate risk on the last two years of the contract,
  •
  $8.2 million related to the termination of certain in-the-money load-serving contracts in an effort to mitigate variable load risk and reduce the impact of future commodity price changes on future gross margin, and

  •
  $6.0 million related to an energy purchase contract that was terminated in order to eliminate the unit contingent risk associated with the energy purchase.

        The decrease in gross margin for 2011 compared to 2010 included a less favorable price environment in the Texas region due to two discrete events. In the first quarter of 2011, the Texas region experienced sudden, extreme drops in temperature, coupled with high winds. This weather event caused generation to go off-line and forced generators and load serving entities, like us, to purchase replacement power at significantly increased spot prices. Additionally, in the third quarter of 2011, the Texas region incurred extreme high temperatures for a prolonged period of time. This heat wave was compounded by fossil generator outages and a lack of wind plant availability throughout the region which led to price spikes well above historical averages for replacement power we had to purchase.

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

        During 2009 and 2010, we focused our activities on reducing capital requirements, reducing long-term economic risk, and reducing short- and interim-term liquidity requirements. These actions impacted the results of the NewEnergy business, particularly the size of and potential for changes in fair value of activities subject to mark-to-market accounting in 2011 and will impact the results in future years.

        The primary components of mark-to-market results are origination gains and gains and losses from risk management and trading activities.

        Origination gains arise primarily from contracts that our NewEnergy business structures to meet the risk management needs of our customers or relate to our trading activities. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction. We recorded a $14.8 million pre-tax origination gain related to one transaction in 2011. In 2011, our NewEnergy business amended a nonderivative capacity sales contract such that the amended contract met the definition of a derivative subject to mark-to-market accounting. Simultaneous with the amending of the nonderivative contract, we executed at current market value a new derivative capacity purchase contract subject to mark-to-market accounting. The combination of these transactions resulted in substantially all of the origination gains presented for 2011 as well as mitigated our risk exposure under the amended contracts.

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

        Mark-to-market results were as follows:

	2011	2010	2009

	(In millions)
Unrealized mark-to-market results
Origination gains	$14.8	$—	$—
Risk management and trading—mark-to-market
Unrealized changes in fair value	(279.1)	9.6	(212.3)
Changes in valuation techniques	—	—	—
Reclassification of settled contracts to realized	(78.4)	(139.0)	(265.4)

Total risk management and trading—mark-to-market	(357.5)	(129.4)	(477.7)

Total unrealized mark-to-market (1)	(342.7)	(129.4)	(477.7)
Realized mark-to-market	78.4	139.0	265.4

Total mark-to-market results (2)	$(264.3)	$9.6	$(212.3)

(1)
Total unrealized mark-to-market is the sum of origination transactions and total risk management and trading—mark-to-market.

(2)
Includes gains (losses) on hedge ineffectiveness for fair value hedges recorded in gross margin.

        Total mark-to-market results decreased $273.9 million during the year ended December 31, 2011 compared to the same period of 2010 due to unrealized changes in fair value primarily due to:

  •
  $211 million of lower results on open positions in our power and transmission management activities within the NEPOOL and PJM regions due to a less favorable price environment,
  •
  $34 million related to unrealized positions in our retail power and gas operations,
  •
  $19 million related to economic hedges of our upstream natural gas operations due to a less favorable price environment, and
  •
  $10 million related to our domestic coal portfolio due to a less favorable price environment.

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

Derivative Assets and Liabilities

Derivative assets and liabilities consisted of the following:

At December 31,	2011	2010

	(In millions)
Current assets	$357.9	$534.4
Noncurrent assets	259.3	258.9

Total assets	617.2	793.3

Current liabilities	779.5	622.3
Noncurrent liabilities	268.4	353.0

Total liabilities	1,047.9	975.3

Net derivative position	$(430.7)	$(182.0)

Composition of net derivative exposure:
Hedges	$(224.2)	$(504.5)
Mark-to-market	(63.1)	350.3
Net cash collateral included in derivative balances	(143.4)	(27.8)

Net derivative position	$(430.7)	$(182.0)

Derivative balances above include noncurrent assets related to our Generation business of $48.9 million and $35.7 million at December 31, 2011 and December 31, 2010, respectively. Derivative balances related to our Generation business consist of interest rate contracts accounted for as fair value hedges.

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

        The decrease of $280.3 million in our net derivative liability subject to hedge accounting since December 31, 2010 was due to $535.3 million of realization of out-of-the-money cash-flow hedges at the time the forecasted transaction occurred, partially offset by $255.0 million of increases on our out-of-the-money cash-flow hedge positions primarily related to decreases in power, natural gas, and coal prices during 2011.

        The increase in cash collateral held primarily relates to transactions with one counterparty, and, as a result of the decrease in power prices, our positions are more in-the-money, requiring the counterparty to provide us with more cash collateral.

        The following are the primary sources of the change in our net derivative asset (liability) subject to mark-to-market accounting during 2011 and 2010:

	2011		2010

	(In millions)
Fair value beginning of year		$350.3		$524.3
Changes in fair value recorded in earnings
Origination gains	$14.8		$—
Unrealized changes in fair value	(279.1)		9.6
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(78.4)		(139.0)

Total changes in fair value		(342.7)		(129.4)
Changes in value of exchange-listed futures and options		(215.8)		(197.1)
Net change in premiums on options		(40.2)		17.7
Contracts acquired		(7.4)		5.4
Dedesignated contracts and other changes in fair value		192.7		129.4

Fair value at end of year		$(63.1)		$350.3

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

        The net derivative asset also changed due to the following items:

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
  •
  Dedesignated contracts and other changes in fair value primarily represent realization of the value of derivative contracts previously transferred from cash-flow hedges to mark-to-market or from mark-to-market to cash-flow hedges.

        The settlement terms of the portion of our net derivative asset subject to mark-to-market accounting and sources of fair value based on the fair value hierarchy are as follows as of December 31, 2011:

	Settlement Term
	2012	2013	2014	2015	2016	2017	Thereafter	Fair Value

	(In millions)
Level 1	$(1.7)	$—	$—	$—	$—	$—	$—	$(1.7)
Level 2	(33.3)	(19.1)	(7.6)	14.5	16.1	2.1	(0.2)	(27.5)
Level 3	50.4	(34.7)	(11.6)	(9.0)	(11.2)	(8.6)	(9.2)	(33.9)

Total net derivative asset (liability) subject to mark-to-market accounting	$15.4	$(53.8)	$(19.2)	$5.5	$4.9	$(6.5)	$(9.4)	$(63.1)

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

Operating Expenses

Our NewEnergy business operating expenses increased $84.4 million during 2011 as compared to 2010 due to growth in this business segment: primarily $31.3 million and $35.8 million, respectively, due to the acquisitions of StarTex (May 2011) and MXenergy (July 2011), and $11.5 million due to an increase in marketing and advertising related to our residential electricity program.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail in Note 2 to Consolidated Financial Statements.

Taxes Other Than Income Taxes

Our NewEnergy business incurred higher taxes other than income taxes of $17.4 million in 2011 compared to 2010, primarily due to higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania.

        Our NewEnergy business incurred higher taxes other than income taxes of $11.6 million in 2010 compared to 2009, primarily due to higher gross receipts taxes related to an increase in retail revenues, primarily in Pennsylvania.

Net Gain (Loss) on Divestitures

The table below summarizes the net pre-tax gain (loss) on divestitures for our NewEnergy business:

	2011	2010	2009

Upstream working interests	$23.6	$—	$—
Interests in CEP	33.7	—	—
Majority of our international commodities operation	—	—	(334.5)
Houston-based gas trading operation	—	—	(102.5)
Uranium market participant	—	—	(27.2)
Portfolio of contracts in our retail gas operations	—	2.0	—
Other	—	0.5	(4.6)

Total net gain (loss) on divestiture	$57.3	$2.5	$(468.8)

        We discuss these divestitures in more detail in Note 2 to Consolidated Financial Statements.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section.

Results

	2011	2010	2009

	(In millions)
Revenues	$2,321.4	$2,752.3	$2,820.7
Electricity purchased for resale expenses	(1,184.7)	(1,680.9)	(1,840.9)
Operations and maintenance expenses	(505.8)	(449.3)	(399.0)
Merger costs	(22.6)	—	—
Depreciation and amortization	(226.5)	(205.2)	(218.1)
Taxes other than income taxes	(154.9)	(149.1)	(142.9)

Income from Operations	$226.9	$267.8	$219.8

Net Income	$93.6	$110.0	$79.1

Net Income attributable to common stock	$83.8	$99.8	$68.9

Other Items Included in Operations (after-tax):
Hurricane Irene incremental storm expenses	$(24.6)	$—	$—
Merger costs (1)	(13.3)	—	—
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	—	(3.1)	—
Residential customer rate credit	—	—	(56.7)

Total Other Items	$(37.9)	$(3.1)	$(56.7)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

(1)
BGE will not seek recovery of these costs in rates.

        Net income attributable to common stock from the regulated electric business decreased $16.0 million in 2011 compared to 2010, primarily due to an increase in incremental restoration expenses related to Hurricane Irene of $24.6 million after-tax and a $12.7 million after-tax increase in depreciation and amortization. These increases in expenses were partially offset by an increase in base rate distribution revenues of $18.0 million after-tax resulting from the December 2010 Maryland PSC rate order.

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

Electric Revenues

The changes in electric revenues in 2011 and 2010 compared to the respective prior year were caused by:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Distribution volumes	$(3.5)	$32.7
Base rates	27.7	3.3
Residential customer rate credit	—	95.0
Smart Energy Savers Program® surcharges	12.1	(22.0)
Revenue decoupling	16.5	(30.9)
Standard offer service	(502.5)	(154.2)
Rate stabilization recovery	(7.1)	2.5
Financing credits	(2.7)	0.4
Senate Bill 1 credits	1.0	(12.9)

Total change in electric revenues from electric system sales	(458.5)	(86.1)
Other	27.6	17.7

Total change in electric revenues	$(430.9)	$(68.4)

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric system distribution volumes, by type of customer, in 2011 and 2010 compared to the respective prior year were:

	2011	2010

Residential	(9.3)%	7.6%
Commercial	1.4	3.5
Industrial	(0.4)	(8.0)

        In 2011, we distributed less electricity to residential customers due to milder weather, partially offset by increased usage per customer and an increased number of customers. We distributed more electricity to commercial customers due to increased usage per customer and an increased number of customers, partially offset by milder weather. We distributed less electricity to industrial customers primarily due to a decreased usage per customer.

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

Smart Energy Savers Program® Surcharge

Beginning in 2009, the Maryland PSC approved customer surcharges through which BGE recovers costs associated with certain programs designed to help BGE manage peak demand and encourage customer energy conservation through the use of customer bill credits.

        Revenues increased in 2011 compared to 2010, primarily due to an increase in the customer surcharge rates in 2011.

        Revenues declined in 2010 compared to 2009, primarily due to an increase in customer involvement in our programs. This increased participation increased customer credits and, therefore, decreased revenues.

Revenue Decoupling

The Maryland PSC has allowed us to record a monthly adjustment to our electric distribution revenues from residential and small commercial customers since 2008 and for the majority of our large commercial and industrial customers since February 2009 to eliminate the effect of abnormal weather and usage patterns per customer on our electric distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at Maryland PSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather (except as discussed below with regard to major storms) or usage conditions. We then bill or credit impacted customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

        In January 2012, the Maryland PSC issued an order prospectively prohibiting Maryland electric utilities with a revenue decoupling mechanism from collecting a certain portion of decoupling revenue during major storm events if customer service is not restored within a specified period of time. We do not expect the impact of this prohibition to have a material effect on our, or BGE's, financial results.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative supplier.

        Standard offer service revenues decreased in 2011 compared to 2010 mostly due to a decrease in standard offer service volumes of 20% and a decrease in standard offer service rates of 15%. The volume decrease is primarily due to an increase in customers using competitive suppliers, while the decrease in service rates was due to the decreased cost of purchased electricity for the period.

        Standard offer service revenues decreased in 2010 compared to 2009 mostly due to lower standard offer service rates and lower standard offer service volumes.

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

        Rate stabilization recovery revenue decreased during 2011 compared to 2010 primarily due to a decrease in volumes, partially offset by increased recovery rates charged to customers.

Financing Credits

Concurrent with the recovery of the deferred amounts related to the first rate deferral period, we are providing credits to residential customers to compensate them primarily for income tax benefits associated with the financing of the deferred amounts with rate stabilization bonds.

Senate Bill 1 Credits

As a result of Senate Bill 1, beginning January 1, 2007, we were required to provide to residential electric customers a credit equal to the amount collected from all BGE electric customers for the decommissioning of our Calvert Cliffs Nuclear Power Plant and to suspend collection of the residential return component of the administrative charge collected through residential SOS rates through May 31, 2007. Under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, we were required to reinstate collection of the residential return component of the administration charge in rates and to provide all residential electric customers a credit for the residential return component of the administrative charge. Under a 2008 Maryland settlement agreement, BGE was allowed to resume collection of the residential return portion of the administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to residential customers.

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

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	2011	2010	2009

	(In millions)
Actual costs	$1,128.3	$1,618.3	$1,781.9
Recovery under rate stabilization plans	56.4	62.6	59.0

Electricity purchased for resale expenses	$1,184.7	$1,680.9	$1,840.9

Actual Costs

BGE's actual costs for electricity purchased for resale decreased $490.0 million for 2011 compared to 2010, primarily due to lower contract prices to purchase electricity for our customers and lower volumes due to an increase in customers using competitive suppliers.

        BGE's actual costs for electricity purchased for resale decreased $163.6 million for 2010 compared to 2009, mostly due to lower standard offer service rates and volumes.

Recovery under Rate Stabilization Plans

BGE deferred electricity purchased for resale expenses representing the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under our rate stabilization plan. These deferred expenses, plus carrying charges, are included in "Regulatory Assets (net)" in our, and BGE's, Consolidated Balance Sheets.

        In late June 2007, we began recovering previously deferred amounts from customers. We recovered $56.4 million, $62.6 million, and $59.0 million in 2011, 2010, and 2009, respectively, in deferred electricity purchased for resale expenses. These collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $56.5 million in 2011 compared to 2010, primarily due to:

  •
  incremental restoration expenses related to Hurricane Irene of $41.1 million,
  •
  $12.9 million in increased distribution service restoration expenses associated with 2011 winter storms, and
  •
  $7.3 million in higher labor and benefit costs and the impact of inflation on other costs of $3.9 million.

        These increases were partially offset by a $12.6 million reduction in operations and maintenance expenses due to incremental restoration expenses associated with 2010 storms and other costs that were deferred as regulatory assets in 2011 as required by the Maryland PSC in its comprehensive rate case order received in March 2011.

        Regulated electric operations and maintenance expenses increased $50.3 million in 2010 compared to 2009, primarily due to increased distribution service restoration expenses of $24.2 million, $13.4 million of higher labor and benefits costs, and the impact of inflation on other costs of $12.7 million.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail in Note 2 to Consolidated Financial Statements. However, BGE will not seek recovery of these costs in rates.

Electric Depreciation and Amortization Expense

Regulated electric depreciation and amortization expense increased $21.3 million during 2011, compared to 2010, primarily due to increased amortization of $13.2 million of deferred Smart Energy Savers Program® costs due to an increase in program surcharges, and an increase in property, plant and equipment depreciation of $9.5 million.

        Regulated electric depreciation and amortization expense decreased $12.9 million during 2010, compared to 2009, primarily due to decreased amortization of $22.9 million of deferred Smart Energy Savers Program® costs due to a regulatory change in the deferral period associated with these costs, partially offset by an increase in property, plant and equipment depreciation of $7.0 million.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.8 million during 2011 compared to 2010, primarily due to an increase in property taxes of $5.2 million.

        Taxes other than income taxes increased $6.2 million during 2010 compared to 2009, primarily due to the absence in 2010 of the impact of lower customer credits on franchise taxes of $95.0 million pre-tax.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section.

Results

	2011	2010	2009

	(In millions)
Revenues	$671.7	$709.4	$758.3
Gas purchased for resale expenses	(334.2)	(387.5)	(449.9)
Operations and maintenance expenses	(161.0)	(156.8)	(160.9)
Merger costs	(7.7)	—	—
Depreciation and amortization	(45.6)	(44.0)	(44.0)
Taxes other than income taxes	(35.3)	(34.7)	(34.9)

Income from Operations	$87.9	$86.4	$68.6

Net Income	$42.1	$37.6	$25.5

Net Income attributable to common stock	$38.7	$34.6	$22.5

Other Items Included in Operations (after-tax):
Merger costs(1)	$(4.5)	$—	$—
Residential customer rate credit	—	—	(10.4)

Total Other Items	$(4.5)	$—	$(10.4)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

(1)
BGE will not seek recovery of these costs in rates.

        Net income attributable to common stock from the regulated gas business increased $4.1 million in 2011 compared to 2010, primarily due to an increase in base rate distribution revenues of $5.2 million after-tax resulting from the December 2010 Maryland PSC rate order

        Net income attributable to common stock from the regulated gas business increased $12.1 million in 2010 compared to 2009, primarily due to the absence in 2010 of the accrual of a customer rate credit of $10.4 million after-tax recorded in 2009.

Gas Revenues

The changes in gas revenues in 2011 and 2010 compared to the respective prior year were caused by:

	2011 vs. 2010	2010 vs. 2009

	(In millions)
Distribution volumes	$6.4	$3.1
Base rates	8.2	1.6
Residential customer rate credit	—	17.4
Conservation surcharge	1.7	(1.0)
Revenue decoupling	(5.5)	(3.1)
Gas cost adjustments	(50.6)	(69.1)

Total change in gas revenues from gas system sales	(39.8)	(51.1)
Off-system sales	1.9	(1.2)
Other	0.2	3.4

Total change in gas revenues	$(37.7)	$(48.9)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2011 and 2010 compared to the respective prior year were:

	2011	2010

Residential	(7.0)%	1.1%
Commercial	4.5	(3.2)
Industrial	(13.5)	(5.2)

        In 2011, we distributed less gas to residential customers due to milder weather, partially offset by increased usage per customer and an increased number of customers. We distributed more gas to commercial customers, mostly due to increased usage per customer and an increased number of customers, partially offset by milder weather. We distributed less gas to industrial customers, mostly due to decreased usage per customer.

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

Conservation Surcharge

Beginning February 2009, the Maryland PSC approved a customer surcharge through which BGE recovers costs associated with certain programs designed to help BGE encourage customer conservation. In 2010, this surcharge was expanded to include the recovery of costs associated with BGE's demand response program.

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

        Gas cost adjustment revenues decreased in both 2011 compared to 2010 and in 2010 compared to 2009 because we sold less gas at lower prices.

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

        Revenues from off-system gas sales increased in 2011 compared to 2010 primarily due to higher volumes, partially offset by lower prices.

        Revenues from off-system gas sales decreased in 2010 compared to 2009 because we sold less gas, partially offset by higher prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $53.3 million in 2011 compared to 2010 and decreased $62.4 million in 2010 compared to 2009 because we purchased less gas at lower prices.

Gas Operations and Maintenance Expenses

Regulated gas operation and maintenance expenses increased $4.2 million during 2011 compared to 2010, primarily due to higher labor and benefits costs and the impact of inflation.

        Regulated gas operation and maintenance expenses decreased $4.1 million during 2010 compared to 2009, primarily due to decreased uncollectible accounts receivable expense of $4.7 million.

Merger Costs

We discuss costs related to the proposed merger with Exelon in more detail in Note 2 to Consolidated Financial Statements. However, BGE will not seek recovery of these costs in rates.

Holding Company and Other Nonregulated Businesses

Results

	2011	2010	2009

	(In millions)
Revenues	$1.7	$1.2	$14.4
Operating expenses	41.6	53.1	56.5
Impairment losses and other costs	—	—	(26.6)
Depreciation and amortization	(40.4)	(48.9)	(67.7)
Taxes other than income taxes	(2.5)	(3.7)	(4.0)
Gain on divestitures	—	0.4	—

Income (Loss) from Operations	$0.4	$2.1	$(27.4)

Net Loss	$(4.2)	$(0.3)	$(19.7)

Net Loss attributable to common stock	$(4.2)	$(0.3)	$(12.4)

Other Items Included In Operations (after-tax):
Deferred income tax expense relating to federal subsidies for providing post-employment prescription drug benefits	$—	$(4.8)	$—
Impairment losses and other costs	—	—	(11.5)

Total Other Items	$—	$(4.8)	$(11.5)

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

Fixed Charges

Fixed charges decreased $12.4 million in 2011 compared to 2010 mostly due to a lower level of interest expense due to repayments of debt made in 2010 and in January 2011.

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

Income Taxes

Income tax benefit decreased $434.8 million during 2011 compared to 2010 mostly due to a decrease in loss before income taxes as a result of a net decrease in impairment charges recorded of approximately $1.6 billion pre-tax.

        Income tax expense decreased $3,652.5 million during 2010 compared to 2009 mostly due to a decrease in income before income taxes as a result of the absence in 2010 of the approximately $7.4 billion gain on sale of our 49.99% membership interest in CENG recorded in 2009 and the recognition of approximately $2.5 billion of impairment charges in 2010.

        BGE's income tax expense decreased $23.6 million during 2011, mostly due to a decrease in income before income taxes.

        BGE's income tax expense increased $33.3 million during 2010, mostly due to an increase in income before income taxes.

        We discuss our, and BGE's, income taxes in more detail in Note 10 to Consolidated Financial Statements.

Defined Benefit Plans Funded Status

At December 31, 2011, the total projected benefit obligations of our qualified and nonqualified pension plans exceeded the fair value of our qualified pension plan assets by $327.8 million. At December 31, 2010, the total projected benefit obligations of our qualified and nonqualified pension plans exceeded the fair value of our qualified pension plan assets by $218.0 million. The $109.8 million decrease in the funded status of our pension plans in 2011 primarily reflects a 75 basis point decrease in the discount rate and lower asset returns of $59.3 million.

        At December 31, 2011, our accumulated post retirement benefit obligations totaled $347.8 million compared to $334.9 million at December 31, 2010. The $12.9 million increase in obligations for these unfunded plans primarily reflects the 75 basis point decrease in the discount rate at December 31, 2011 compared to December 31, 2010.

        We discuss our defined benefit plans in further detail in Note 7 to Consolidated Financial Statements.

Financial Condition

Cash Flows

The following table summarizes our 2011 cash flows by business segment, as well as our consolidated cash flows for 2011, 2010, and 2009.

	2011 Segment Cash Flows				Consolidated Cash Flows
	Generation	NewEnergy	Regulated	Eliminations, Holding Company and Other	2011	2010	2009

	(In millions)
Operating Activities
Net (loss) income	$(441.1)	$2.8	$135.7	$(4.2)	$(306.8)	$(931.8)	$4,503.4
Non-cash merger costs	33.3	14.3	14.9	—	62.5	—	128.2
Derivative contracts classified as financing activities (1)	—	8.8	—	—	8.8	186.0	1,138.3
Gain on U. S. Department of Energy settlement	(58.4)	—	—	—	(58.4)	—	—
Gain on sale of 49.99% membership interest in CENG	—	—	—	—	—	—	(7,445.6)
(Gain) loss on divestitures	—	(57.3)	—	—	(57.3)	(245.8)	468.8
Accrual of BGE residential customer credit	—	—	—	—	—	—	112.4
Impairment losses and other costs	891.0	—	—	—	891.0	2,476.8	124.7
Other non-cash adjustments to net income (loss)	166.2	230.8	413.8	29.6	840.4	156.3	2,761.1
Changes in working capital
Derivative assets and liabilities, excluding collateral	5.5	769.3	0.5	—	775.3	449.9	425.3
Net collateral and margin	—	(250.1)	5.1	—	(245.0)	44.2	1,522.8
Accrued taxes	101.5	(213.6)	(3.1)	86.1	(29.1)	(809.9)	102.1
Other changes	30.5	(520.3)	(17.3)	(30.8)	(537.9)	(591.5)	664.9
Defined benefit obligations (2)	—	—	—	—	(21.3)	(234.6)	(264.9)
Other	(73.7)	92.9	(123.4)	36.4	(67.8)	11.7	149.3

Net cash provided by operating activities	654.8	77.6	426.2	117.1	1,254.4	511.3	4,390.8

Investing Activities
Investments in property, plant and equipment	(126.0)	(389.9)	(538.1)	(52.8)	(1,106.8)	(1,050.3)	(1,529.7)
Asset and business acquisitions, net of cash acquired	(1,084.0)	(417.9)	—	—	(1,501.9)	(445.8)	(41.1)
Change in cash pool (3)	732.1	418.6	—	(1,150.7)	—	—	—
Contributions to nuclear decommissioning trust funds	—	—	—	—	—	—	(18.7)
Investments in joint ventures	—	—	—	—	—	—	(201.6)
Proceeds from DOE grant	—	—	40.6	—	40.6	54.7	—
Proceeds from sale of 49.99% membership interest in CENG	—	—	—	—	—	—	3,528.7
Proceeds from sale of investments and other assets	—	105.6	—	0.2	105.8	244.0	88.3
Proceeds from investment tax credits and grants related to renewable energy investments	0.1	81.6	—	—	81.7	56.5	—
Net payment for issuance of loans receivable	(30.0)	—	—	—	(30.0)	—	—
Contract and portfolio acquisitions	—	(3.7)	—	—	(3.7)	(208.3)	(2,153.7)
Decrease (increase) in restricted funds	50.0	2.3	(0.2)	(0.3)	51.8	(60.3)	1,003.3
Other investments	(9.0)	(8.6)	—	(0.1)	(17.7)	(35.7)	0.1

Net cash (used in) provided by investing activities	(466.8)	(212.0)	(497.7)	(1,203.7)	(2,380.2)	(1,445.2)	675.6

Cash flows from operating activities plus cash flows from investing activities	$188.0	$(134.4)	$(71.5)	$(1,086.6)	(1,125.8)	(933.9)	5,066.4

Financing Activities (2)
Net issuance (repayment) of debt					246.8	(128.1)	(2,660.4)
Debt and credit facility costs					(3.2)	(32.8)	(98.4)
Proceeds from issuance of common stock					21.1	14.0	33.9
Common stock dividends paid					(182.6)	(183.3)	(228.0)
BGE preference stock dividends paid					(13.2)	(13.2)	(13.2)
Proceeds from contract and portfolio acquisitions					2.0	52.2	2,263.1
Derivative contracts classified as financing activities (1)					(8.8)	(186.0)	(1,138.3)
Other					(0.3)	(0.4)	12.7

Net cash provided by (used in) financing activities					61.8	(477.6)	(1,828.6)

Net (decrease) increase in cash and cash equivalents					$(1,064.0)	$(1,411.5)	$3,237.8

1
All ongoing cash flows from derivative contracts deemed to contain a financing element at inception must be reclassified from operating activities to financing activities.

2
Items are not allocated to the business segments because they are managed for the company as a whole.

3
As part of the ring-fencing measures required by the Maryland PSC in its 2009 order approving the transaction with EDF, BGE ceased participation in the cash pool on January 7, 2010. We discuss this ring-fencing measure in Note 4 to Consolidated Financial Statements.

Cash Flows from Operating Activities

In 2011, cash provided by operating activities of $1.3 billion reflected $0.4 billion from our regulated business and $0.9 billion from our competitive businesses.

        The $0.8 billion increase in operating cash flows for 2011 compared to 2010 is primarily due to:

  •
  $1.1 billion lower income tax payments, most of which related to the federal taxes paid in 2010 associated with the EDF transaction that closed in November 2009, and
  •
  $0.3 billion related to changes in net derivative assets and liabilities. Changes in derivative assets and liabilities are driven by fluctuations in commodity prices and the realization of contracts at settlement within our NewEnergy business.

        These increases were partially offset by:

  •
  $0.2 billion in lower cash flows related to derivative contract deemed to contain a financing element at inception that are reclassified as financing activities in 2011, and
  •
  $0.3 billion lower net collateral and margin returned in 2011 as compared to 2010 as follows:

	December 31,
	2011	2010

	(In millions)
Net collateral and margin held, beginning of year	$121.4	$77.2
Additional / (Return of) collateral held associated with nonderivative contracts	8.1	(16.1)
Additional collateral posted associated with nonderivative contracts	(18.9)	(7.4)
(Additional) / Return of initial and variation margin posted on exchange-traded transactions recorded in accounts receivable	(349.8)	6.9
Return of fair value net cash collateral posted (netted against derivative assets/liabilities)*	115.6	60.8

Change in net collateral and margin (held) posted	(245.0)	44.2

Net collateral and margin (posted) held, end of year	$(123.6)	$121.4

*
We discuss our netting of fair value collateral with our derivative assets/liabilities in more detail in Note 13 to Consolidated Financial Statements.

        Cash provided by operating activities was $0.5 billion in 2010 compared to cash provided by operating activities of $4.4 billion in 2009. This $3.9 billion decrease in cash flows was primarily due to:

  •
  $1.0 billion higher income taxes paid in 2010,
  •
  $0.3 billion of lower operating cash flows from our regulated businesses in 2010, primarily due to the residential customer rate credit in the first quarter of 2010 and higher distribution service restoration expenses associated with 2010 storms,
  •
  $1.0 billion lower derivative contract settlements reclassified as financing activities in 2010, and
  •
  $1.5 billion lower net collateral and margin returned in 2010 as compared to 2009.

Cash Flows from Investing Activities

Cash used in investing activities was $2.4 billion in 2011 compared to cash used in investing activities of $1.4 billion in 2010. The $1.0 billion increase in cash used in 2011 compared to 2010 was primarily due to the acquisition of Boston Generating's 2,950 MW fleet of generating plants in January 2011, the acquisition of StarTex in May 2011, the acquisition of MXenergy in July 2011, and the acquisition of upstream natural gas working interests in December 2011 as compared to the acquisition of the Colorado Bend Energy Center and Quail Run Energy Center generating plants in May 2010.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 billion in 2011 compared to cash used in financing activity of $0.5 billion in

2010. The decrease in cash used for financing activities of $0.6 billion was primarily due to

  •
  $0.4 billion lower net debt repayments in 2011 compared to 2010. In 2010, we retired $0.5 billion 7.00% Notes due April 1, 2012 pursuant to a cash tender offer and repurchased outstanding Tax Exempt Variable Rate Notes totaling $0.1 billion. In 2011, we retired $0.2 billion of 7.00% Notes due April 1, 2012, and
  •
  $0.2 billion lower cash outflows related to derivative contracts deemed to contain a financing element at inception that must be classified as financing activities rather than operating activities in 2011 compared to 2010.

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

Contract and Portfolio Acquisitions

During 2011 and 2010, our NewEnergy business acquired several pre-existing energy purchase and sale agreements, which generated significant cash flows at the inception of the contracts. These agreements had contract prices that differed from market prices at closing, which resulted in cash payments to or from the counterparty at the acquisition of the contract. We paid net cash of $1.7 million in 2011 and $156.1 million in 2010 to acquire various contracts. In 2009, we received net cash of $109.4 million due to the execution of total return swaps to assist in the execution of our divestitures of our international commodities and Houston-based gas trading operations. We reflect the underlying contracts on a gross basis as assets or liabilities in our Consolidated Balance Sheets depending on whether they were above- or below-market prices at closing; therefore, we have also reflected them on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Year ended December 31,	2011	2010	2009

	(In millions)
Financing activities—proceeds from contract and portfolio acquisitions	$2.0	$52.2	$2,263.1
Investing activities—contract and portfolio acquisitions	(3.7)	(208.3)	(2,153.7)

Cash flows from contract and portfolio acquisitions	$(1.7)	$(156.1)	$109.4

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
  •
  We will record cash distributions from CENG if and when such distributions are declared. We did not receive any distributions from CENG in 2011 or 2010.

        In addition, we entered into a power services agency agreement (PSA) and an administrative service agreement (ASA) with CENG. The PSA is a five-year agreement under which we will provide scheduling, asset management and billing services to CENG and will recognize average annual revenue of approximately $16 million.

        The ASA is a one year agreement that is renewable annually under which we provided administrative support services to CENG for a fee of approximately $48 million for 2011. The level of fees for administrative support services will be subject to change in future years based on the level of services provided. The charges under these agreements are intended to represent the actual cost of the services provided to CENG from us. In October 2010, we entered into a comprehensive agreement with EDF. Among other provisions of the agreement, the ASA was extended through 2017. We discuss the comprehensive agreement with EDF in more detail in Note 4 to Consolidated Financial Statements.

        In January 2012, Exelon, Exelon Energy Delivery Company, LLC, Constellation Energy, and BGE entered into a settlement agreement with EDF in which the ASA and the PSA will be amended upon the close of the merger with Exelon. We discuss the amendments to the ASA and the PSA in Note 16 to Consolidated Financial Statements.

Impact of Security Ratings on Our Liquidity

We rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Independent credit rating agencies rate Constellation Energy's and BGE's fixed-income securities. These ratings affect how much it will cost us to sell securities and, in certain cases, our ability to access capital markets to sell securities. Generally, the better the rating, the lower the cost of the securities is to us when we sell them. The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, business risk profile, stock price volatility, political, legislative, and regulatory risk, interest charges relative to operating cash flows and the level of debt relative to total capitalization.

        At the date of this report, the senior unsecured debt and commercial paper credit ratings for Constellation Energy and BGE were as follows:

	Standard & Poor's Rating Group	Moody's Investors Service	Fitch Ratings

Constellation Energy
Outlook	Watch Positive	Positive	Stable
Senior Unsecured Debt	BBB-	Baa3	BBB-
Commercial Paper	A-3	P-3	F3
BGE
Outlook	Stable	Positive	Stable
Senior Unsecured Debt	BBB+	Baa2	BBB+
Commercial Paper	A-2	P-2	F2

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

Net Available Liquidity

Constellation Energy's (excluding BGE) and BGE's net available liquidity at December 31, 2011 was $3.6 billion and $0.6 billion, respectively. We discuss net available liquidity in more detail in the Note 8 to Consolidated Financial Statements.

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

        There are certain inherent asymmetries relating to the use of collateral that create liquidity requirements for our Generation and NewEnergy businesses. These asymmetries arise from our actions to be economically hedged, as well as market conditions or conventions for conducting business that result in some transactions being collateralized while others are not, including:

  •
  In our NewEnergy business, we generally do not receive collateral under contractual obligations to supply power or gas to our customers but we hedge these transactions through purchases of power and gas that generally require us to post collateral. By entering into a gas supply agreement, we have reduced our collateral requirements to support our retail gas operation. We discuss this gas supply agreement in more detail in Note 4 to Consolidated Financial Statements. We also intend to further align our load obligations by buying generation assets in regions where we do not have a significant generation presence and entering into longer-tenor agreements with merchant generators, further reducing our dependence on exchange-traded products, thereby lowering our collateral requirements. During 2010, we acquired generation assets in Texas, and in January 2011, we acquired generation assets in Massachusetts, which will assist with reducing our collateral requirements. One of the expected benefits of our merger with Exelon is the combination of Exelon's large, environmentally advantaged generation fleet and our customer-facing business. This combination is expected to create a platform for growth and enhance our ability to service our load obligations with this generation output, thus further reducing our collateral requirements.
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

        Customers of our NewEnergy business rely on the creditworthiness of Constellation Energy. In this regard, we have certain agreements that contain provisions that would require us to post additional collateral upon a credit rating downgrade in the senior unsecured debt of Constellation Energy. Based on contractual provisions at December 31, 2011, we estimate that if Constellation Energy's senior unsecured debt were downgraded to one level below the investment grade threshold we would have the following additional collateral obligations:

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

Capital Resources

Our actual consolidated capital requirements for the years 2009 through 2011, excluding acquisitions, along with the estimated annual amount for 2012, are shown in the following table.

        We will continue to have cash requirements for:

  •
  working capital needs,
  •
  payments of interest, distributions, and dividends,
  •
  capital expenditures, and
  •
  the retirement of debt.

        Capital requirements for 2012 and 2013 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

  •
  regulation, legislation, and competition,
  •
  BGE load requirements,
  •
  severe weather impacts on BGE's infrastructure,
  •
  environmental protection standards,
  •
  the type and number of projects selected for construction or acquisition,
  •
  the effect of economic and market conditions on those projects,
  •
  the cost and availability of capital,
  •
  potential capital contributions to CENG,
  •
  the availability of cash from operations, and
  •
  business decisions to invest in capital projects.

        Our estimates are also subject to additional factors.

        Please see the Forward Looking Statements and Item 1A. Risk Factors sections.

	2009	2010	2011	2012 (Estimate)

	(In billions)
Generation and Other Capital Requirements:
Major Environmental	$0.3	$0.1	$0.1	$—
Maintenance	0.6	0.1	0.1	0.1
Growth	0.2	0.1	—	0.1

Total Generation and Other Capital Requirements	1.1	0.3	0.2	0.2

NewEnergy Capital Requirements:
Maintenance	—	—	—	0.1
Growth	0.1	0.1	0.3	0.2

Total NewEnergy Capital Requirements	0.1	0.1	0.3	0.3

Regulated Capital Requirements:
Electric / Gas Distribution	0.3	0.4	0.5	0.4
Electric Transmission	—	0.1	0.1	0.1
Smart Energy Savers® Initiatives	0.1	0.1	0.1	0.2

Total Regulated Capital Requirements	0.4	0.6	0.7	0.7

Total Capital Requirements	$1.6	$1.0	$1.2	$1.2

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

        In addition, in 2011, we made several acquisitions totaling approximately $1.5 billion. We funded these acquisitions primarily through available cash.

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

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs, improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives, and compliance with the recently enacted Maryland reliability and quality of service standards. Further, BGE continues to invest in transmission projects that earn a FERC authorized rate of return.

        In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. In 2009, the United States Department of Energy (DOE) selected BGE as a recipient of $200 million in federal funding for our smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives. As of December 31, 2011, we have received $95.3 million of the $200 million grant from the DOE. If BGE fails to meet its obligation to incur certain costs under the DOE grant or BGE's completion of the smart grid initiative is delayed beyond approved DOE grant deadlines for incurring costs under the grant program, BGE's grant could be impacted, which could substantially increase the total cost for these initiatives.

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

        The projects that our Generation and NewEnergy businesses develop typically require substantial capital investment. Many of the qualifying facilities and independent power projects that we have an interest in as well as our upstream properties and certain renewable projects are financed primarily with non-recourse debt that is repaid from the project's cash flows. This debt is collateralized by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project.

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

        We detail our contractual payment obligations as of December 31, 2011 in the following table:

	Payments
	2012	2013- 2014	2015- 2016	Thereafter	Total

	(In millions)
Contractual Payment Obligations
Long-term debt: (1)
Nonregulated
Principal	$2.4	$155.0	$680.9	$1,824.6	$2,662.9
Interest	139.1	279.6	259.9	2,771.4	3,450.0

Total	141.5	434.6	940.8	4,596.0	6,112.9
BGE
Principal	172.5	537.0	453.4	1,199.0	2,361.9
Interest	130.1	215.9	175.1	1,151.8	1,672.9

Total	302.6	752.9	628.5	2,350.8	4,034.8
BGE preference stock	—	—	—	190.0	190.0
Operating leases (2)	230.2	448.1	334.2	69.0	1,081.5

Purchase obligations: (3)
Purchased capacity and energy (4)	501.1	552.5	338.5	335.3	1,727.4
Purchased energy from CENG (5)	1,000.0	2,075.3	1,566.7		4,642.0
Fuel and transportation	656.1	638.6	419.6	321.2	2,035.5
Other	220.6	68.0	46.1	97.8	432.5
Other noncurrent liabilities:
Uncertain tax positions liability	104.8	13.0	1.2	4.0	123.0
Pension benefits (6)	4.7	204.4	237.1		446.2
Postretirement and post employment benefits (7)	29.3	61.0	64.7	245.9	400.9

Total contractual payment obligations	$3,190.9	$5,248.4	$4,577.4	$8,210.0	$21,226.7

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

        We use these arrangements when they enable us to obtain financing or execute commercial transactions on favorable terms. As of December 31, 2011, we have no material off-balance sheet arrangements, including:

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

        At December 31, 2011, Constellation Energy had a total face amount of $9.3 billion in guarantees outstanding, of which $8.5 billion related to our Generation and NewEnergy business. These amounts generally do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $1.5 billion at December 31, 2011, which represents the total amount the parent company could be required to fund based on December 31, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

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

        The Company's Risk Management Committee (RMC) is responsible for approving risk management policies and limits consistent with the risk appetite statement, reviewing procedures for the identification, assessment, measurement, and management of risks, and monitoring risk exposures. The RMC meets on a regular basis and is chaired by our Chief Executive Officer. Other committee members are our Chief Risk Officer, Chief Financial Officer, General Counsel, Chief Human Resources Officer, head of Corporate Strategy and Development, head of Corporate Affairs, Public, and Environmental Policy and business unit leaders. In addition, the Chief Risk Officer coordinates with the risk management committees in the business units that meet regularly to identify, assess, and quantify material risk issues and to develop strategies to manage these risks.

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

Regulated Electric Business

BGE does not own or operate any electric generating facilities. Therefore, BGE's regulated electric business is exposed to market price risk. To mitigate this, BGE obtains energy and capacity to provide SOS through a competitive bidding process approved by the Maryland PSC. We discuss SOS and the impact on base rates in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Business section. As a result of this process, BGE's exposure to market price risk is limited, and at December 31, 2011, our exposure to commodity price risk for our regulated electric business was not material. However, BGE may enter into electric futures, options, and swaps to hedge its market price risk if appropriate. We discuss this further in Note 13 to Consolidated Financial Statements.

        BGE's regulated electric business is also exposed to wholesale credit risk from its suppliers as well as retail credit risk from its customers. Finally, BGE is subject to operational risks, including potential impacts from storms and distribution asset failures.

Regulated Gas Business

BGE acquires all of its natural gas for delivery to customers from third party suppliers. Therefore, BGE's regulated gas business is exposed to market price risk. However, BGE recovers the costs of purchased gas under the market-based rates incentive mechanism approved by the Maryland PSC. Additionally, BGE may enter into gas futures, options, and swaps to hedge its price risk under our market-based rate incentive mechanism and our off-system gas sales program as appropriate. We discuss this further in Note 13 to Consolidated Financial Statements. At December 31, 2011, our exposure to commodity price risk for our regulated gas business was not material.

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

EVaR

For the year ended December 31,	2011	2010

	(In millions)
95% Confidence Level, One-Day Holding Period
Year end	$64.0	$36.3
Average	55.9	52.2
High	73.4	71.6
Low	37.3	34.4

        At December 31, 2011, our EVaR was approximately $64.0 million, which represents a 76% increase from its level of $36.3 million on December 31, 2010. The increase in EVaR was primarily due to an increase in price volatility in the fourth quarter of 2011. Several events, including legislative announcements regarding environmental controls, caused an increase in volatility in the power markets. Natural gas price were volatile in 2011 as well due to the rise in shale gas production and unseasonably mild temperatures.

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

        The VaR amounts below represent the potential pre-tax loss in the fair value of our NewEnergy business positions subject to mark-to-market accounting, including both trading and non-trading activities, over one and ten-day holding periods. We experienced higher VaR during 2011 primarily as a result of increased activity in our NewEnergy business due to customer growth and hedging activity for our Generation business.

Total Mark-to-Market VaR

For the year ended December 31,	2011	2010

	(In millions)
99% Confidence Level, One-Day Holding Period
Year end	$26.0	$13.6
Average	18.9	7.3
High	28.3	13.8
Low	10.2	4.8
95% Confidence Level, One-Day Holding Period
Year end	$19.8	$10.4
Average	14.4	5.6
High	21.5	10.5
Low	7.8	3.6
95% Confidence Level, Ten-Day Holding Period
Year end	$62.6	$32.9
Average	45.5	17.7
High	68.0	33.2
Low	24.7	11.4

        Constellation Energy's proprietary trading activities are substantially reduced from previous years. These activities continue to be managed with daily VaR limits, stop loss limits and position limits.

Interest Rate Risk

We are exposed to changes in interest rates as a result of financing through our issuance of variable-rate and fixed-rate debt and certain related interest rate swaps. We may use derivative instruments to manage our interest rate risks.

        As of December 31, 2011, we have interest rate swaps relating to $700.0 million of our long-term debt. Of the $700.0 million, $550.0 million are fair value hedges that effectively convert our current fixed-rate debt to a floating-rate instrument tied to the three-month London Inter-Bank Offered Rate (LIBOR). Including the $700.0 million in interest rate swaps, approximately 20% of our long-term debt is floating-rate.

        We discuss our use of derivative instruments, including interest rate swaps, to manage our interest rate risk in more detail in Note 13 to Consolidated Financial Statements.

        The following table provides information about our debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value at December 31, 2011

	(Dollars in millions)
Long-term debt
Variable-rate debt	$0.5	$0.5	$130.5	$594.6	$83.1	$83.1	$892.3	$892.3
Average interest rate (A)	2.79%	2.79%	3.19%	2.55%	3.69%	1.36%	2.99%
Fixed-rate debt	$174.4	$468.6	$92.4	$76.6	$380.0	$2,940.5	$4,132.5	$4,702.8
Average interest rate	6.33%	6.05%	5.31%	5.64%	5.85%	6.35%	6.23%
(A)
Interest on variable rate debt is included based on the forward curve for interest rates at December 31, 2011 and includes the impact of $550 million of fair value hedges that convert fixed-rate debt to variable-rate debt.

Security Price Risk

We are exposed to price fluctuations in financial markets primarily through our pension plan assets. In 2011, our actual return on pension plan assets was $89.5 million. We describe our pension funding requirements in more detail in Note 7 to Consolidated Financial Statements.

Foreign Currency Risk

Our Generation and NewEnergy businesses are exposed to the impact of foreign exchange rate fluctuations. This foreign currency risk arises from our activities in countries where we transact in currencies other than the U.S. dollar. In 2011, our exposure to foreign currency risk was not material. We manage our exposure to foreign currency exchange rate risk using a foreign currency hedging program. We will continue to have limited exposure to the Canadian dollar due to our Canadian gas and power operations.

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

        As of December 31, 2011, our total exposure across our entire wholesale portfolio is $2.1 billion, net of collateral, and includes accrual positions and derivatives. This total exposure has declined from the $2.5 billion as of December 31, 2010, primarily driven by a change in commodity prices and the decrease in our exposure to CENG throughout 2011.

        The top ten counterparties account for 50% of our total exposure with 2% of that exposure being non-investment grade. We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. At December 31, 2011, two counterparties, both large investment grade power cooperatives, together comprised a total exposure concentration of 29%.

        As of December 31, 2011 and 2010, counterparties in our NewEnergy credit portfolio had the following public credit ratings, shown as a percentage of the total portfolio exposure:

At December 31,	2011	2010

Rating
Investment Grade (1)	50%	47%
Non-Investment Grade	1	4
Not Rated	49	49
(1)
Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $1 billion at December 31, 2011 compared to $1.2 billion at December 31, 2010. This decrease was mostly driven by a reduction in our CENG credit exposure, which is not externally rated.

        Many of our not rated counterparties (including CENG) are considered investment grade equivalent based on our internal credit ratings. We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $0.9 billion or 88% of the exposure to "Not Rated" counterparties was rated investment grade equivalent at December 31, 2011 and approximately $1.1 billion or 87% was rated investment grade equivalent at December 31, 2010.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings. This includes those counterparties which are externally rated and those in the "Not Rated" category as a percentage of the total portfolio exposure.

At December 31,	2011	2010

Investment Grade Equivalent	92%	89%
Non-Investment Grade Equivalent	8	11

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

        We are exposed to risk on both sides of the distribution chain, from fuel to end customer delivery, due to inability to produce energy. If one or more of our generating facilities is not able to produce electricity when required due to operational factors, we may have to forego sales opportunities or fulfill fixed- price sales commitments through the operation of other more costly generating facilities or through the purchase of energy in the wholesale market at higher prices. In addition, we are exposed to the risk that available sources of supply may differ from the amount of power demanded by our customers under fixed-price load-serving contracts. During periods of high demand, our power supplies may be insufficient to serve our customers' needs and could require us to purchase additional energy at higher prices. Alternatively, during periods of low demand, our electricity supplies may exceed our customers' needs and potentially result in selling excess energy at lower prices. This could have a material adverse impact on our financial results.

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

        The management of Constellation Energy conducted an evaluation of the effectiveness of Constellation Energy's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that Constellation Energy's internal control over financial reporting was effective as of December 31, 2011.

        Management has excluded MXenergy Holdings, Inc. and Star Electricity, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because these entities were acquired by the Company during 2011. MXenergy Holdings, Inc. and Star Electricity, Inc. represented approximately 1.9% and 1.1%, respectively, of the Company's total assets as of December 31, 2011 and approximately 0.8% and 1.2%, respectively, of the Company's total revenues for the year ended December 31, 2011.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Constellation Energy's internal control over financial reporting as of December 31, 2011, as stated in their report on the next page.

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

        The management of BGE conducted an evaluation of the effectiveness of BGE's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that BGE's internal control over financial reporting was effective as of December 31, 2011.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Constellation Energy Group, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded MXenergy Holdings, Inc. and Star Electricity, Inc., from its assessment of internal control over financial reporting as of December 31, 2011 because these entities were acquired by the Company during 2011. We have also excluded MXenergy Holdings, Inc. and Star Electricity, Inc. from our audit of internal control over financial reporting. MXenergy Holdings, Inc. and Star Electricity, Inc. are wholly owned subsidiaries whose total assets represent 1.9% and 1.1%, respectively, and total revenues represent 0.8% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 29, 2012

To Board of Directors and Shareholder of Baltimore Gas and Electric Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Baltimore Gas and Electric Company and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for and presenting variable interest entities.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 29, 2012

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2011	2010	2009

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$10,773.0	$10,883.0	$12,024.3
Regulated electric revenues	2,320.7	2,752.1	2,820.7
Regulated gas revenues	664.5	704.9	753.8

Total revenues	13,758.2	14,340.0	15,598.8
Expenses
Fuel and purchased energy expenses	9,396.6	10,001.7	11,013.1
Fuel and purchased energy expenses from affiliate	888.4	900.8	122.5
Operating expenses	1,934.9	1,691.1	2,228.0
Merger costs	117.9	—	145.8
Impairment losses and other costs	891.0	2,476.8	124.7
Workforce reduction costs	—	—	12.6
Depreciation, depletion, accretion, and amortization	589.3	519.5	651.4
Taxes other than income taxes	308.0	263.9	290.4

Total expenses	14,126.1	15,853.8	14,588.5
Equity Investment Earnings (Losses)	19.8	25.0	(6.1)
Gain on U.S. Department of Energy Settlement	93.8	—	—
Gain on Sale of Interest in CENG	—	—	7,445.6
Net Gain (Loss) on Divestitures	57.3	245.8	(468.8)

(Loss) Income from Operations	(197.0)	(1,243.0)	7,981.0
Other Expenses	(75.3)	(76.7)	(140.7)
Fixed Charges
Interest expense	276.6	310.8	437.2
Interest capitalized and allowance for borrowed funds used during construction	(11.2)	(33.0)	(87.1)

Total fixed charges	265.4	277.8	350.1

(Loss) Income from Continuing Operations Before Income Taxes	(537.7)	(1,597.5)	7,490.2
Income Tax (Benefit) Expense	(230.9)	(665.7)	2,986.8

Net (Loss) Income	(306.8)	(931.8)	4,503.4
Net Income Attributable to Noncontrolling Interests and BGE Preference Stock Dividends	33.5	50.8	60.0

Net (Loss) Income Attributable to Common Stock	$(340.3)	$(982.6)	$4,443.4

Average Shares of Common Stock Outstanding—Basic	200.1	200.5	199.3
Average Shares of Common Stock Outstanding—Diluted	200.1	200.5	200.3

(Loss) Earnings Per Common Share—Basic	$(1.70)	$(4.90)	$22.29

(Loss) Earnings Per Common Share—Diluted	$(1.70)	$(4.90)	$22.19

Dividends Declared Per Common Share	$0.96	$0.96	$0.96

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2011	2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$964.5	$2,028.5
Accounts receivable (net of allowance for uncollectibles of $87.1 and $85.0, respectively)	1,907.6	2,059.2
Accounts receivable—consolidated variable interest entities (net of allowance for uncollectibles of $115.5 and $87.9, respectively)	247.9	308.9
Income taxes receivable	156.6	152.7
Fuel stocks	423.1	361.1
Materials and supplies	129.6	104.3
Derivative assets	357.9	534.4
Unamortized energy contract assets (includes $—and $400.9, respectively, related to CENG)	52.1	544.7
Restricted cash	2.3	52.0
Restricted cash—consolidated variable interest entities	44.8	52.3
Regulatory assets (net)	153.7	78.7
Deferred income taxes	132.0	—
Other	246.4	175.8

Total current assets	4,818.5	6,452.6

Investments and Other Noncurrent Assets
Investment in CENG	2,150.4	2,991.1
Other investments	122.4	189.9
Regulatory assets (net)	341.9	374.1
Goodwill	282.2	77.0
Derivative assets	259.3	258.9
Unamortized energy contract assets	58.4	109.8
Other	380.5	284.5
Other—consolidated variable interest entities	95.7	1.8

Total investments and other noncurrent assets	3,690.8	4,287.1

Property, Plant and Equipment
Nonregulated property, plant and equipment	7,780.4	6,387.2
Regulated property, plant and equipment	7,595.0	7,201.7
Accumulated depreciation	(4,472.1)	(4,310.1)

Net property, plant and equipment	10,903.3	9,278.8

Total Assets	$19,412.6	$20,018.5

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

 CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2011	2010

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$32.4
Short-term borrowings—consolidated variable interest entities	39.5	—
Current portion of long-term debt	109.6	245.6
Current portion of long-term debt—consolidated variable interest entities	65.3	59.7
Accounts payable	924.8	1,072.6
Accounts payable—consolidated variable interest entities	177.2	189.8
Customer deposits and collateral	95.2	87.2
Derivative liabilities	779.5	622.3
Unamortized energy contract liabilities	118.1	130.5
Deferred income taxes	—	56.5
Accrued taxes	90.4	71.0
Accrued expenses	431.4	358.1
Other	456.8	351.5

Total current liabilities	3,287.8	3,277.2

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,305.1	2,489.8
Asset retirement obligations	37.6	32.3
Derivative liabilities	268.4	353.0
Unamortized energy contract liabilities	294.8	411.1
Defined benefit obligations	698.0	574.7
Deferred investment tax credits	23.6	27.6
Other	251.7	296.0

Total deferred credits and other noncurrent liabilities	3,879.2	4,184.5

Long-term Debt, Net of Current Portion	4,456.4	4,054.2
Long-term Debt, Net of Current Portion—consolidated variable interest entities	388.4	394.6
Equity
Common shareholders' equity	7,093.9	7,829.2
BGE preference stock not subject to mandatory redemption	190.0	190.0
Noncontrolling interests	116.9	88.8

Total equity	7,400.8	8,108.0

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$19,412.6	$20,018.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2011	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net (loss) income	$(306.8)	$(931.8)	$4,503.4
Adjustments to reconcile to net cash provided by operating activities
Depreciation, depletion, accretion, and amortization	589.3	519.5	651.4
Amortization of nuclear fuel	—	—	117.9
Amortization of energy contracts and derivatives designated as hedges	438.0	319.6	(138.4)
All other amortization	39.4	33.3	135.7
Deferred income taxes	(193.7)	(716.3)	1,847.0
Investment tax credit adjustments	(4.3)	(4.5)	(12.1)
Deferred fuel costs	5.0	67.4	68.9
Deferred storm costs	(15.5)	—	—
Defined benefit obligation expense	93.6	89.4	107.6
Defined benefit obligation payments	(114.9)	(324.0)	(372.5)
Merger costs	62.5	—	128.2
Workforce reduction costs	—	—	12.6
Impairment losses and other costs	891.0	2,476.8	124.7
Impairment losses on nuclear decommissioning trust assets	—	—	62.6
Gain on sale of 49.99% membership interest in CENG	—	—	(7,445.6)
(Gain) loss on divestitures	(57.3)	(245.8)	468.8
Gains on termination of contracts	(26.9)	(76.8)	—
Gain on U. S. Department of Energy settlement	(58.4)	—	—
Accrual of BGE residential customer credit	—	—	112.4
Equity in earnings of affiliates less than dividends received	9.1	14.1	15.5
Derivative contracts classified as financing activities	8.8	186.0	1,138.3
Changes in working capital
Accounts receivable, excluding margin	(268.8)	(236.5)	543.3
Derivative assets and liabilities, excluding collateral	775.3	449.9	425.3
Net collateral and margin	(245.0)	44.2	1,522.8
Materials, supplies, and fuel stocks	34.7	0.1	220.6
Other current assets	5.5	(150.0)	217.2
Accounts payable	(201.4)	80.0	(1,105.0)
Liability for unrecognized tax benefits	(40.8)	(66.6)	102.1
Accrued taxes and other current liabilities	(96.2)	(1,028.4)	788.8
Other	(67.8)	11.7	149.3

Net cash provided by operating activities	1,254.4	511.3	4,390.8

Cash Flows From Investing Activities
Investments in property, plant and equipment	(1,106.8)	(1,050.3)	(1,529.7)
Asset acquisitions and business combinations, net of cash acquired	(1,501.9)	(445.8)	(41.1)
Investments in nuclear decommissioning trust fund securities	—	—	(385.2)
Proceeds from nuclear decommissioning trust fund securities	—	—	366.5
Investments in joint ventures	—	—	(201.6)
Proceeds from sale of 49.99% membership interest in CENG	—	—	3,528.7
Proceeds from U. S. Department of Energy grant	40.6	54.7	—
Proceeds from sales of investments and other assets	105.8	244.0	88.3
Proceeds from investment tax credits and grants related to renewable energy investments	81.7	56.5	—
Payment for issuance of loans receivable	(75.0)	—	—
Proceeds from repayment of loans receivable	45.0	—	—
Contract and portfolio acquisitions	(3.7)	(208.3)	(2,153.7)
Decrease (increase) in restricted funds	51.8	(60.3)	1,003.3
Other	(17.7)	(35.7)	0.1

Net cash (used in) provided by investing activities	(2,380.2)	(1,445.2)	675.6

Cash Flows From Financing Activities
Net repayment of short-term borrowings	(12.1)	(13.6)	(809.7)
Proceeds from issuance of common stock	21.1	14.0	33.9
Proceeds from issuance of long-term debt	564.2	550.0	136.1
Common stock dividends paid	(182.6)	(183.3)	(228.0)
BGE preference stock dividends paid	(13.2)	(13.2)	(13.2)
Proceeds from contract and portfolio acquisitions	2.0	52.2	2,263.1
Repayment of long-term debt	(305.3)	(664.5)	(1,986.8)
Derivative contracts classified as financing activities	(8.8)	(186.0)	(1,138.3)
Debt and credit facility costs	(3.2)	(32.8)	(98.4)
Other	(0.3)	(0.4)	12.7

Net cash provided by (used in) financing activities	61.8	(477.6)	(1,828.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,064.0)	(1,411.5)	3,237.8
Cash and Cash Equivalents at Beginning of Year	2,028.5	3,440.0	202.2

Cash and Cash Equivalents at End of Year	$964.5	$2,028.5	$3,440.0

Other Cash Flow Information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$265.3	$289.5	$369.5
Income taxes	$(66.7)	$1,044.2	$57.1

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENISVE INCOME (LOSS)

Constellation Energy Group, Inc. and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss
Years Ended December 31, 2011, 2010, and 2009			Retained Earnings		Noncontrolling Interests	Total Amount
	Shares	Amount

	(Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 2008	199,129	$3,164.5	$2,228.7	$(2,211.8)	$210.1	$3,391.5
Contribution from noncontrolling interest					8.0	8.0
Other noncontrolling interest					0.4	0.4
Comprehensive Income
Net income			4,443.4		60.0	4,503.4
Other comprehensive income
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(898.5)				1,499.4		1,499.4
Net unrealized loss on hedging instruments, net of taxes of $251.2				(474.7)		(474.7)
Available-for-sale securities:
Reclassification of net losses on securities from OCI to net income, net of taxes of $(24.6)				25.4		25.4
Net unrealized gains on securities, net of taxes of $(78.2)				77.7		77.7
Defined benefit plans:
Prior service cost arising during period, net of taxes of $1.0				(1.5)		(1.5)
Net gains arising during period, net of taxes of $(23.9)				26.9		26.9
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(19.8)				30.3		30.3
Deconsolidation of CENG joint venture:
Net unrealized gains on nuclear decommissioning trust funds, net of taxes of $125.3				(125.3)		(125.3)
Net unrealized losses on defined benefit plans, net of taxes of $(94.6)				138.0		138.0
Net unrealized gains on foreign currency translation, net of taxes of $(2.7)				7.1		7.1
Other comprehensive income—equity investment in CENG, net of taxes of $(11.7)				12.9		12.9
Other comprehensive income related to other equity method investees, net of taxes of $(1.3)				2.1		2.1

Total Comprehensive Income			4,443.4	1,218.3	60.0	5,721.7
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($0.96 per share)			(192.2)			(192.2)
Common stock issued and share-based awards	1,856	65.1	(18.9)			46.2

Balance at December 31, 2009	200,985	3,229.6	6,461.0	(993.5)	265.3	8,962.4
Sale of noncontrolling interest					(17.6)	(17.6)
Distribution from noncontrolling interest					(6.3)	(6.3)
Other noncontrolling interest activity					(0.2)	(0.2)
Comprehensive Income (Loss)
Net (loss) income			(982.6)		50.8	(931.8)
Other comprehensive income (loss)
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(347.5)				582.4		582.4
Net unrealized loss on hedging instruments, net of taxes of $134.6				(233.2)		(233.2)
Available-for-sale securities:
Reclassification of net gains on securities from OCI to net income, net of taxes of $0.1				(0.1)		(0.1)
Net unrealized gains on securities, net of taxes of $(0.1)				0.1		0.1
Defined benefit plans:
Prior service cost arising during period, net of taxes of $(1.1)				1.6		1.6
Transition obligation arising during the period, net of taxes of $(0.2)				0.4		0.4
Net losses arising during period, net of taxes of $31.3				(56.6)		(56.6)
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(15.5)				22.7		22.7
Net unrealized losses on foreign currency translation, net of taxes of $2.2				(6.2)		(6.2)
Other comprehensive income—equity investment in CENG, net of taxes of $(14.1)				9.6		9.6
Other comprehensive loss related to other equity method investees, net of taxes of $0.3				(0.5)		(0.5)

Total Comprehensive Income (Loss)			(982.6)	320.2	50.8	(611.6)
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($0.96 per share)			(193.8)			(193.8)
Common stock issued and share-based awards	1,304	77.4	(13.8)			63.6
Common stock returned in connection with comprehensive agreement with EDF	(2,500)	(75.3)				(75.3)

Balance at December 31, 2010	199,789	3,231.7	5,270.8	(673.3)	278.8	8,108.0

See Notes to Consolidated Financial Statements.

continued on next page

	Common Stock			Accumulated Other Comprehensive Loss
Years Ended December 31, 2011, 2010, and 2009			Retained Earnings		Noncontrolling Interests	Total Amount
	Shares	Amount

	(Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 2010	199,789	$3,231.7	$5,270.8	$(673.3)	$278.8	$8,108.0
Noncontrolling interest activity					7.8	7.8
Comprehensive Income (Loss)
Net loss			(340.3)		33.5	(306.8)
Other comprehensive income (loss)
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $(106.4)				180.8		180.8
Net unrealized loss on hedging instruments, net of taxes of $210.7				(346.0)		(346.0)
Available-for-sale securities:
Net unrealized losses on securities, net of taxes of $0.3				(0.6)		(0.6)
Defined benefit plans:
Prior service cost arising during period, net of taxes of $0.3				(0.5)		(0.5)
Net losses arising during period, net of taxes of $68.8				(105.9)		(105.9)
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $(19.8)				29.2		29.2
Net unrealized losses on foreign currency translation, net of taxes of $—				(1.5)		(1.5)
Other comprehensive loss—equity investment in CENG, net of taxes of $4.1				(8.7)		(8.7)
Other comprehensive loss related to other equity method investees, net of taxes of $6.0				(9.8)		(9.8)

Total Comprehensive Income (Loss)			(340.3)	(263.0)	33.5	(569.8)
BGE preference stock dividends					(13.2)	(13.2)
Common stock dividend declared ($0.96 per share)			(192.4)			(192.4)
Common stock issued and share-based awards	1,897	60.5	(0.1)			60.4

Balance at December 31, 2011	201,686	$3,292.2	$4,738.0	$(936.3)	$306.9	$7,400.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2011	2010	2009

	(In millions)
Revenues
Electric revenues	$2,321.4	$2,752.3	$2,820.7
Gas revenues	671.7	709.4	758.3

Total revenues	2,993.1	3,461.7	3,579.0
Expenses
Operating expenses
Electricity purchased for resale	836.5	1,252.9	1,217.4
Electricity purchased for resale from affiliate	348.2	428.0	623.5
Gas purchased for resale	334.2	387.5	449.9
Operations and maintenance	551.5	484.5	433.7
Operations and maintenance from affiliate	115.3	121.6	126.2
Merger costs	30.3	—	—
Impairment losses and other costs	—	—	20.0
Depreciation and amortization	272.1	249.2	262.1
Taxes other than income taxes	190.2	183.8	177.8

Total expenses	2,678.3	3,107.5	3,310.6

Income from Operations	314.8	354.2	268.4
Other Income	21.0	20.8	25.4
Fixed Charges
Interest expense	133.8	135.8	143.6
Allowance for borrowed funds used during construction	(7.2)	(5.5)	(4.3)

Total fixed charges	126.6	130.3	139.3

Income Before Income Taxes	209.2	244.7	154.5
Income Taxes
Current	(71.3)	(202.0)	(119.8)
Deferred	145.8	300.2	184.7
Investment tax credit adjustments	(1.0)	(1.1)	(1.1)

Total income taxes	73.5	97.1	63.8

Net Income	135.7	147.6	90.7
Preference Stock Dividends	13.2	13.2	13.2

Net Income Attributable to Common Stock before Noncontrolling Interests	122.5	134.4	77.5
Net Loss Attributable to Noncontrolling Interests	—	—	7.3

Net Income Attributable to Common Stock	$122.5	$134.4	$84.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2011	2010

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$48.6	$50.0
Accounts receivable (net of allowance for uncollectibles of $37.1 and $34.9, respectively)	323.0	351.4
Accounts receivable, unbilled (net of allowance for uncollectibles of $0.6 and $1.0, respectively)	193.9	268.8
Accounts receivable, affiliated companies	1.7	1.1
Income taxes receivable, net	21.2	55.9
Fuel stocks	73.8	66.5
Materials and supplies	33.5	31.2
Prepaid taxes other than income taxes	55.7	51.7
Regulatory assets (net)	153.7	78.7
Restricted cash—consolidated variable interest entity	29.7	29.5
Other	13.1	9.5

Total current assets	947.9	994.3

Investments and Other Assets
Regulatory assets (net)	341.9	374.1
Receivable, affiliated company	514.0	494.3
Other	53.0	52.2

Total investments and other assets	908.9	920.6

Utility Plant
Plant in service
Electric	5,483.0	5,127.9
Gas	1,386.9	1,323.0
Common	414.6	507.8

Total plant in service	7,284.5	6,958.7
Accumulated depreciation	(2,464.8)	(2,449.3)

Net plant in service	4,819.7	4,509.4
Construction work in progress	298.4	232.9
Plant held for future use	12.1	10.1

Net utility plant	5,130.2	4,752.4

Total Assets	$6,987.0	$6,667.3

See Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2011	2010

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$109.5	$22.0
Current portion of long-term debt—consolidated variable interest entity	63.0	59.7
Accounts payable	209.6	252.9
Accounts payable, affiliated companies	66.1	84.9
Customer deposits	84.0	78.9
Deferred income taxes	59.0	30.1
Accrued taxes	15.9	19.0
Accrued interest	40.8	41.4
Liability for uncertain tax positions	10.4	62.8
Accrued expenses and other	81.3	58.3

Total current liabilities	739.6	710.0

Deferred Credits and Other Liabilities
Deferred income taxes	1,484.2	1,354.9
Payable, affiliated company	253.0	250.8
Deferred investment tax credits	7.7	8.4
Other	15.9	20.1

Total deferred credits and other liabilities	1,760.8	1,634.2

Long-term Debt
Rate stabilization bonds—consolidated variable interest entity	394.6	454.4
Other long-term debt	1,709.6	1,431.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(3.5)	(2.0)
Current portion of long-term debt	(109.5)	(22.0)
Current portion of long-term debt—consolidated variable interest entity	(63.0)	(59.7)

Total long-term debt	2,185.9	2,059.9

Equity
Common shareholder's equity	2,110.7	2,073.2
Preference stock not subject to mandatory redemption	190.0	190.0

Total equity	2,300.7	2,263.2

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$6,987.0	$6,667.3

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2011	2010	2009

	(In millions)
Cash Flows From Operating Activities
Net income	$135.7	$147.6	$90.7
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	272.1	249.2	262.1
Other amortization	7.3	5.2	9.2
Deferred income taxes	145.8	300.2	184.7
Investment tax credit adjustments	(1.0)	(1.1)	(1.1)
Deferred fuel costs	5.0	67.4	68.9
Deferred storm costs	(15.5)	—	—
Defined benefit plan expenses	35.7	36.0	32.7
Allowance for equity funds used during construction	(15.1)	(10.5)	(8.2)
Accrual of residential customer rate credit	—	—	112.4
Impairment losses and other costs	—	—	20.0
Changes in:
Accounts receivable	103.4	(57.6)	(5.1)
Accounts receivable, affiliated companies	(0.6)	14.3	(11.1)
Materials, supplies, and fuel stocks	(9.6)	8.0	76.4
Income taxes receivable, net	34.7	(55.9)	—
Other current assets	(87.6)	(6.6)	(10.2)
Accounts payable	(43.3)	87.5	(65.0)
Accounts payable, affiliated companies	(18.8)	(13.4)	1.3
Other current liabilities	15.3	(121.5)	62.7
Long-term receivables and payables, affiliated companies	(53.0)	(200.8)	(197.8)
Regulatory assets, net	9.9	(64.3)	(44.4)
Other	(89.2)	(64.9)	67.6

Net cash provided by operating activities	431.2	318.8	645.8

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(588.0)	(551.5)	(372.6)
Proceeds from U.S. Department of Energy grant	40.6	54.7	—
Change in cash pool at parent	—	314.7	(165.9)
Proceeds from sales of investments and other assets	—	20.9	—
Increase in restricted funds	(0.2)	(5.2)	(0.6)

Net cash used in investing activities	(547.6)	(166.4)	(539.1)

Cash Flows From Financing Activities
Net repayment of short-term borrowings	—	(46.0)	(324.0)
Proceeds from issuance of long-term debt	300.0	—	—
Repayment of long-term debt	(81.7)	(56.5)	(90.0)
Debt issuance costs	(5.1)	(0.3)	(0.5)
Contribution from noncontrolling interest	—	—	8.0
Preference stock dividends paid	(13.2)	(13.2)	(13.2)
(Distribution to) contribution from parent	(85.0)	—	315.9

Net cash provided by (used in) financing activities	115.0	(116.0)	(103.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(1.4)	36.4	2.9
Cash and Cash Equivalents at Beginning of Year	50.0	13.6	10.7

Cash and Cash Equivalents at End of Year	$48.6	$50.0	$13.6

Other Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$122.3	$127.9	$136.9
Income taxes	$(53.6)	$(76.0)	$(250.9)

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

Pending Merger with Exelon Corporation

In April 2011, Constellation Energy entered into an Agreement and Plan of Merger with Exelon Corporation (Exelon). We discuss the pending merger in more detail in Note 15.

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

        Consolidation means that we combine the accounts of these entities with our accounts. Therefore, our consolidated financial statements include our accounts, the accounts of our majority-owned subsidiaries that are not VIEs, and the accounts of VIEs for which we are the primary beneficiary. We have consolidated four VIEs for which we are the primary beneficiary. We eliminate all intercompany balances and transactions when we consolidate these accounts.

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

Reclassifications

We made the following reclassifications:

  •
  We have separately presented "Regulatory assets (net)" that was previously presented within "Other current assets" on our Consolidated Balance Sheets.
  •
  We have separately presented "Accrued interest" that was previously presented within "Accrued expenses and other" on BGE's Consolidated Balance Sheet.
  •
  We have separately presented "Proceeds from U.S. Department of Energy grant" that was previously presented within "Utility construction expenditures" on our, and BGE's, Consolidated Statements of Cash Flows.

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

Regulated Electric

BGE provides market-based standard offer electric service to its residential, commercial, and industrial customers. BGE charges these customers standard offer service (SOS) rates that are designed to recover BGE's wholesale power supply costs and include an administrative fee consisting of a shareholder return component and an incremental cost component. Pursuant to Senate Bill 1, the energy legislation enacted in Maryland in June 2006, BGE suspended collection of the shareholder return component of the administrative fee for residential SOS service beginning January 1, 2007 for a 10-year period. However, under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, BGE reinstated collection of the residential return component of the SOS administration charge and began providing all residential electric customers a credit for the return component of the administrative charge. As part of the 2008 Maryland settlement agreement, BGE resumed collection of the shareholder return portion of the residential standard offer service administrative charge from June 1, 2008 through May 31, 2010 without having to rebate it to all residential electric customers. Starting June 1, 2010, BGE is providing all residential electric customers a credit for the residential return component of the administrative charge, which will continue through December 2016.

        In May 2010, BGE filed an electric and gas distribution rate case with the Maryland PSC and the Maryland PSC issued an abbreviated order in December 2010. The order authorized BGE to increase electric distribution rates by $31.0 million and was based on an 8.06% rate of return with a 9.86% return on equity and a 52% equity ratio.

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

        In May 2010, BGE filed an electric and gas distribution rate case with the Maryland PSC and the Maryland PSC issued an abbreviated order in December 2010. The order authorized BGE to increase gas distribution rates by $9.8 million and was based on a 7.90% rate of return with a 9.56% return on equity and a 52% equity ratio.

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

        We consider a significant concentration of credit risk to be any single obligor or counterparty whose concentration exceeds 10% of total credit exposure. As of December 31, 2011, two counterparties, both large investment grade power cooperatives, together comprised a total exposure concentration of 29%. No counterparties based in a single country other than the United States in aggregate comprise more than 10% of the total exposure of the portfolio.

Equity Investment Earnings (Losses)

We include equity in earnings from our investments in qualifying facilities and power projects, joint ventures, and Constellation Energy Partners LLC (CEP) in "Equity Investment Earnings (Losses)" in our Consolidated Statements of Income (Loss) in the period they are earned. "Equity Investment Earnings (Losses)" also includes any adjustments to amortize the difference, if any, except for goodwill and land, between our cost in an equity method investment and our underlying equity in net assets of the investee at the date of investment.

        We consider our investments in generation-related qualifying facilities, power projects, and joint ventures to be integral to our operations.

Taxes

We summarize our income taxes in Note 10. BGE and our other subsidiaries record their allocated share of our consolidated federal income tax liability using the percentage complementary method specified in U.S. income tax regulations. Under this method, our subsidiaries are allocated their respective share of consolidated income tax liabilities as well as tax benefits attributable to their losses and credits without taking into account the ability of the subsidiary to utilize the tax benefits on a stand-alone basis. As you read this section, it may be helpful to refer to Note 10.

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

Year Ended December 31,	2011	2010	2009

	(In millions)
Constellation Energy (including BGE)	$142.7	$122.2	$106.8
BGE	82.9	81.9	76.8

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

        Our dilutive common stock equivalent shares primarily consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares as follows:

Year Ended December 31,	2011	2010	2009

	(In millions)
Non-dilutive stock options	4.3	5.6	5.1
Dilutive common stock equivalent shares	1.8	1.6	1.0

As a result of the Company incurring a loss for the years ended December 31, 2011 and 2010, diluted common stock equivalent shares were not included in calculating diluted EPS for these reporting periods.

Stock-Based Compensation

Under our long-term incentive plans, we have granted stock options, performance-based units, service-based units, service-based restricted stock, and equity to officers, key employees, and members of the Board of Directors. We discuss these awards in more detail in Note 14.

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

Restricted Cash

At December 31, 2011, our restricted cash primarily included cash at one of our consolidated variable interest entities, and BGE's funds restricted for the repayment of the rate stabilization bonds. At December 31, 2010, our restricted cash also included cash held in escrow for the acquisition of the Boston Generating fleet of generating plants.

        As of December 31, 2011 and 2010, BGE's restricted cash primarily represented funds restricted at its consolidated variable interest entity for the repayment of the rate stabilization bonds. We discuss the rate stabilization bonds in more detail in Note 9.

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

Investments

We evaluate our equity method and cost method investments to determine whether or not they are impaired. The standard for determining whether an impairment must be recorded is whether the investment has experienced an "other than a temporary" decline in value.

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

        We own an undivided interest in the Keystone and Conemaugh electric generating plants in Western Pennsylvania, as well as in the Conemaugh substation and transmission line that transports the plants' output to the joint owners' service territories. Our ownership interests in these plants are 20.99% in Keystone and 10.56% in Conemaugh. These ownership interests represented a net investment of $345.2 million at December 31, 2011 and $338.0 million at December 31, 2010. Each owner is responsible for financing its proportionate share of the plants' working funds. Working funds are used for operating expenses and capital expenditures. Operating expenses related to these plants are included in "Operating expenses" in our Consolidated Statements of Income (Loss). Capital costs related to these plants are included in "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets.

        The "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets includes nonregulated generation construction work in progress of $162.5 million at December 31, 2011 and $108.3 million at December 31, 2010.

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

Depreciation and Depletion Expense

We compute depreciation for our generating, electric transmission and distribution, and gas distribution facilities. We compute depletion for our oil and gas exploitation and production activities. Depreciation and depletion are determined using the following methods:

  •
  the group straight-line method using rates averaging approximately 3.2% per year for our non-solar generating assets,
  •
  the individual straight-line method using a 30-year life for solar generating assets,
  •
  the group straight-line method, approved by the Maryland PSC, applied to the average investment, adjusted for anticipated costs of removal less salvage, in classes of depreciable property based on an average rate of approximately 2.8% per year for our regulated business, or
  •
  the units-of-production method over the remaining life of the estimated proved reserves at the field level for acquisition costs and over the remaining life of proved developed reserves at the field level for development costs. The estimates for gas reserves are based on internal calculations.

        Other assets are depreciated primarily using the straight-line method and the following estimated useful lives:

Asset	Estimated Useful Lives

Building and improvements	3 - 50 years
Office equipment and furniture	3 - 21 years
Transportation equipment	5 - 15 years
Computer software	3 - 15 years

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

        The AFC rates for 2011 were 8.06% for electric distribution plant, 8.92% for electric transmission plant, 7.90% for gas plant, and 8.13% for common plant. BGE compounds AFC annually.

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

Accounting Standards Issued

Asset and Liability Netting

In December 2011, the Financial Accounting Standards Board (FASB) issued updated disclosure requirements regarding the netting of certain assets and liabilities, including derivatives. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to master netting agreements. The new requirements will be effective for us as of January 1, 2013. The adoption of this update will not impact our, or BGE's, financial results; however, it will result in additional disclosures.

Comprehensive Income

In June 2011, the FASB issued updated requirements on the presentation of comprehensive income which eliminate the option to present other comprehensive income in the statement of changes in equity. The new requirements will be effective for us as of January 1, 2012. The adoption of this amendment will not have an impact on our, or BGE's financial results, other than the presentation of a separate statement of comprehensive income.

Fair Value Measurements

In May 2011, the FASB issued updated guidance on fair value measurements and disclosure requirements. The update aligns the accounting requirements for fair value measurements under generally accepted accounting principles in the United States and international financial reporting standards. The new requirements will be effective for us as of January 1, 2012. The adoption of this update will not have a material impact on our, or BGE's financial results; however, it will result in additional disclosures.

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

2 Other Events

2011 Events

	Pre-Tax	After-Tax

	(In millions)
Impairment losses and other costs	$(891.0)	$(530.2)
Impact of power purchase agreement with CENG	(200.4)	(118.5)
Amortization of basis difference in CENG	(153.1)	(90.5)
Gain on settlements with U.S. Department of Energy	93.8	57.3
Gain on divestitures	57.3	32.7
Merger costs	(117.9)	(70.9)
Transaction fees for Boston Generating acquisition	(15.5)	(9.9)

Total other items	$(1,226.8)	$(730.0)

Impairment Losses and Other Costs

Impairment Evaluations

We discuss our policy for evaluation of assets for impairment and other than temporary declines in value in Note 1. We perform impairment evaluations for our long-lived assets, equity method and cost method investments, and goodwill when events occur that indicate that the potential for an impairment exists.

        A decrease in long-term forward power prices is a significant event that could result in us performing an impairment evaluation for our generating assets (including those held in equity and cost method investments). One of the primary drivers of forward power prices is forward natural gas prices. A decrease in forward power prices lowers the expected future cash flows from the long-lived asset or equity and cost method investments since sales of power would occur at lower prices and generate lower revenues.

        During the fourth quarter of 2011, the following events that lower expected future cash flows resulted in the need for us to perform impairment evaluations of certain of our equity and cost method investments as well as certain of the power plants we own:

  •
  natural gas prices declined approximately 19% during the fourth quarter of 2011 primarily due to an increase in supply, and negatively impacted forward power prices,
  •
  increased uncertainty around the timing and extent of federal carbon legislation also negatively impacted forward power prices,
  •
  changes in the pricing structure for power sales from our power projects and qualifying facilities in California and Utah to reflect lower market-based pricing,
  •
  decreased prices for solar renewable energy credits primarily due to an increase in supply, and
  •
  forecasted additional expenses for a facility in Pennsylvania to comply with the EPA's recent emission regulations.

        As a result of these evaluations, we recorded impairments of several of our equity and cost method investments. We describe the impairment evaluations we performed in the following sections.

Equity Method Investments

We evaluated certain of our equity method investments in light of recent declines in commodity prices. The investments we evaluated include our investment in CENG and our investments in certain qualifying facilities.

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

CENG

As of December 31, 2011, the estimated fair value of our investment in CENG was $2.2 billion, which was lower than its carrying value of $3.0 billion.

        There is no active market for ownership interests in CENG or comparable entities that solely own and operate nuclear power plants. Therefore, we were required to exercise significant judgment in estimating the fair value of our investment based upon information that a market participant would consider. We believe our estimate incorporates the best data available as of December 31, 2011 for each input, which we describe below. However, the resulting fair value amount remains an estimate and is subject to change in the future based upon changes in any of the inputs or the underlying operating, market, and economic conditions we considered.

        Because of the absence of relevant market transactions for similar entities, we estimated the fair value of CENG using discounted future cash flows based upon inputs that we believe reflect a market participant's perspective. Our methodology was consistent with the methodology used to estimate fair value in September 2010, when we previously recorded an impairment of our investment. The most significant inputs to our estimate of fair value include expectations of nuclear plant performance, future power prices, nuclear fuel and operating costs, forecasted capital expenditures, existing power sales commitments and a discounting factor reflective of an investor's required risk-adjusted return. To the extent possible, we considered available market information and other third-party data for each of the inputs. However, because of the long operating lives of nuclear power plants, we were required to estimate inputs for many years beyond periods for which observable market data is available. Additionally, we compared the inputs to relevant historical information, and we benchmarked our valuation using implied market data of other companies that own nuclear generation facilities.

        Upon completion of our evaluation, we determined that the fair value of our investment in CENG had declined by approximately $0.8 billion on a pre-tax basis as of December 31,

2011. The decline in fair value is primarily attributable to the following factors:

  •
  significant and sustained declines in forward power and capacity prices that continued into the fourth quarter of 2011,
  •
  continued decreases in the market price of natural gas, particularly in the fourth quarter of 2011, that adversely impact the level of and potential for recovery in power prices in the near term,
  •
  delays in timing and increased uncertainty regarding the timing and provisions of carbon emissions reduction and other potential environmental legislation that reduced estimates of long-term future power prices in the fourth quarter of 2011.

        Based upon the extent of the decline below carrying value, the fundamental reasons for and the sustained nature of the decline, and our assessment that a sufficient improvement in these factors necessary to produce a recovery in fair value is not likely to occur in the near term, we determined that the decline in fair value is other than temporary. Therefore, we recorded an $824.2 million pre-tax impairment charge during the quarter ended December 31, 2011 to write-down our investment to fair value as of that date. We recorded this charge in "Impairment losses and other costs" in our Consolidated Statements of Income (Loss). To the extent that the fair value of our investment declines further in future quarters, we may record additional write-downs if we determine that any additional declines are other than temporary.

Qualifying Facilities

As a result of the changes in the pricing structure for qualifying facilities in California and Utah to more of a market based mechanism coupled with the significant decline in forward prices for natural gas in the fourth quarter of 2011, we determined that the fair values of certain of our equity and cost method investments declined substantially below book value. Also, the expected additional cost of complying with the EPA's recent emission regulations coupled with the decline in natural gas prices in the fourth quarter caused the fair value of one of our waste coal facilities in Pennsylvania to decline substantially below book value. As a result, we recorded a $66.8 million pre-tax impairment charge during the quarter ended December 31, 2011 to write down these investments to fair value as of that date.

        We recorded these charges in the "Impairment losses and other costs" line in our Consolidated Statements of Income (Loss).

Generating Plants

We evaluated the impact of the events that occurred during the fourth quarter of 2011 on the recoverability of certain of our wholly owned generating plants. As discussed in Note 1, we evaluated whether these plants would generate undiscounted cash flows from operations that are at least sufficient to recover the carrying value of our investment. Based upon our consideration of these events, we determined that our generating plants were not impaired as of December 31, 2011.

Goodwill

We performed our annual impairment review in the quarter ended September 30, 2011 and determined that our goodwill is not impaired. The events of the fourth quarter were not considered triggering events for our goodwill as all of our goodwill is recorded within our retail energy reporting unit within our NewEnergy business segment. For this reporting unit, fair value is primarily impacted by changes in customer margins, which did not materially change in the fourth quarter of 2011.

Impact of Power Purchase Agreement with CENG

In connection with the closing of the CENG membership sale transaction with EDF in 2009, we entered into a five year power purchase agreement (PPA) with CENG with an initial fair value of $0.8 billion.

        Based on energy prices at the time of closing of the EDF transaction, we recorded the approximately $0.8 billion "Unamortized energy contract asset" for the value of our PPA with CENG, and CENG recorded an approximately ($0.8) billion "Unamortized energy contract liability." Both entities are amortizing these amounts over the initial two years of the five-year term of the PPA, with the total net economic value to be realized by us in the form of lower purchased power costs equal to approximately $0.4 billion as a result of our 50.01% ownership interest in CENG. During 2011, we realized approximately $200.4 million pre-tax in economic value relating to its PPA with CENG.

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

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG is lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended

September 30, 2010. The new basis difference as of September 30, 2010 was $1.5 billion.

        For the year ended December 31, 2011, we recorded $153.1 million of pre-tax basis difference amortization as a reduction to our equity investment earnings in CENG. The impairment recorded in the fourth quarter of 2011 will further reduce the basis difference and, therefore, will reduce future amortization of the basis difference. The basis difference as of December 31, 2011 is $453.1 million. We discuss the components of our equity investment earnings in Note 4.

Gain on U.S. Department of Energy Settlements

On June 30, 2011, CENG executed settlement agreements with the United States Department of Energy (DOE) which settled lawsuits involving the Calvert Cliffs nuclear power plant that sought to recover damages caused by the DOE's failure to comply with legal and contractual obligations to dispose of spent nuclear fuel. A similar settlement was reached related to the Ginna nuclear power plant. These agreements detail a framework and procedure for recovery of damages incurred or to be incurred through the end of 2013.

        As part of the 2009 agreement between Constellation Energy and EDF that established CENG as a joint venture, Constellation Energy retained the right to receive any such payments for a settlement with the DOE that related to periods prior to the formation of the joint venture on November 6, 2009. Therefore, any funds received from the DOE that represent the settlement of claims incurred through November 6, 2009, the date we sold a 49.99% membership interest in CENG to EDF, will belong to us, and any funds representing the settlement of claims incurred after November 6, 2009 will belong to CENG.

        CENG records the receipt of funds from settlements with the DOE as offsets to the accounts where costs were originally charged. For those costs that were originally charged to expense, the offset of those costs will be recognized as part of CENG's earnings, of which Constellation Energy records its 50.01% share.

        During 2011, Constellation Energy, through its share of the settlements, recognized the following pre-tax gains as operating income for costs incurred through November 6, 2009 to store spent nuclear fuel:

  •
  $39.4 million related to the Calvert Cliffs nuclear power plant, and
  •
  $54.4 million related to the Ginna nuclear power plant.

        The lawsuit relating to the storage of spent nuclear fuel at the Nine Mile Point nuclear power plant remains outstanding.

Gain on Divestitures

Upstream Gas Property

In December 2011, we sold all of our interests in a subsidiary that owned natural gas and oil assets in the south Texas region to Petrohawk Energy Corporation for $93.0 million. Our NewEnergy business recognized a pre-tax gain of $23.0 million on this sale.

        We also sold working interests in another natural gas property in the Texas region and recognized a $0.6 million gain.

        These gains are recorded on the "Net Gain on Divestiture" line on the Consolidated Statements of Income (Loss).

Constellation Energy Partners LLC

In August 2011, we sold a majority of our interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock). Under the terms of the agreement, PostRock received all of our Class A member interests, which includes the right to appoint two of the five members of CEP's board of directors, and approximately 3.1 million units of our Class B member interests. In return, we received $6.6 million in cash, one million shares of PostRock common stock and warrants to acquire an additional 673,822 shares of PostRock common stock. As a result of this August transaction, we recorded a pre-tax gain of $11.4 million in the "Net Gain on Divestitures" line in our Consolidated Statements of Income (Loss).

        Immediately following this transaction, we still retained a portion of the voting Class B member interests (approximately 2.8 million units) and other classes of non-voting member interests in CEP. However, since we no longer had significant influence over CEP's activities following the August 2011 sale, our retained interests did not qualify for the equity method of accounting. Upon the cessation of equity method accounting, we reclassified our remaining balance in accumulated other comprehensive income to earnings, recognizing a pre-tax gain of $11.6 million in the "Net Gain on Divestitures" line in our Consolidated Statements of Income (Loss).

        In December 2011, we sold all of our remaining Class B member interests in CEP to PostRock for $6 million cash. Upon completion of this transaction, we reclassified into earnings $4.7 million of gain that was previously deferred in 2008 as a result of a sale of upstream assets to CEP from us. As a result of this December transaction, we recorded a pre-tax gain of $10.7 million in the "Net Gain on Divestitures" line in our Consolidated Statements of Income (Loss).

Merger Costs

On April 28, 2011, Constellation Energy entered into an Agreement and Plan of Merger with Exelon Corporation (Exelon). At closing, each issued and outstanding share of common stock of Constellation Energy will be cancelled and converted into the right to receive 0.93 shares of common stock of Exelon, and Constellation Energy will become a wholly owned subsidiary of Exelon. We discuss the terms of the pending merger in more detail in Note 15.

        During 2011, we incurred $117.9 million pre-tax in costs directly related to our pending merger with Exelon, primarily relating to investment banking fees, legal fees, consulting fees, and employee-related expenses. Of this amount, $30.3 million pre-tax related to BGE. BGE will not seek recovery of these costs in rates.

Transaction Fees for Boston Generating Acquisition

In January 2011, we acquired Boston Generating's 2,950 MW fleet of generating plants for cash of $1.1 billion. We discuss this acquisition in more detail in Note 15.

        During 2011, we incurred $15.5 million pre-tax in costs related to this acquisition.

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

        Beginning in the fourth quarter of 2010, the amortization of the basis difference in CENG was lower as the basis difference was reduced by the amount of the impairment charge recorded on our investment in CENG during the quarter ended September 30, 2010. The new basis difference as of September 30, 2010 was $1.5 billion.

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

Quail Run Energy Center

In December 2010, we signed an agreement to sell our Quail Run Energy Center, a 550 MW natural gas plant in west Texas, to High Plains Diversified Energy Corporation (HPDEC) for $185.3 million. This agreement was contingent upon HPDEC obtaining financing through the sale of municipal bonds. This agreement was terminated in 2011.

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

3 Information by Operating Segment

Our reportable operating segments are Generation, NewEnergy, Regulated Electric, and Regulated Gas:

  •
  Our Generation business includes:
  –
  a power generation and development operation that owns, operates and maintains fossil and renewable generating facilities, a fuel processing facility, qualifying facilities, and power projects in the United States,
  –
  an operation that manages certain contractually controlled physical assets, including generating facilities, and
  –
  an interest in a nuclear generation joint venture (CENG) that owns, operates, and maintains five nuclear generating units.
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

	Reportable Segments
					Holding Company and Other
	Generation	NewEnergy	Regulated Electric	Regulated Gas		Eliminations	Consolidated

	(In millions)
2011
Unaffiliated revenues	$1,122.3	$9,649.0	$2,320.7	$664.5	$1.7	$—	$13,758.2
Intersegment revenues	1,595.4	471.2	0.7	7.2	—	(2,074.5)	—

Total revenues	2,717.7	10,120.2	2,321.4	671.7	1.7	(2,074.5)	13,758.2
Depreciation, depletion, accretion, and amortization	187.4	89.4	226.5	45.6	40.4	—	589.3
Fixed charges	128.8	9.4	103.4	23.2	0.1	0.5	265.4
Income tax (benefit) expense	(300.7)	(8.8)	50.1	23.4	5.1	—	(230.9)
Net (loss) income (1)	(441.1)	2.8	93.6	42.1	(4.2)	—	(306.8)
Net (loss) income attributable to common stock	(441.1)	(17.5)	83.8	38.7	(4.2)	—	(340.3)
Segment assets	8,738.6	4,136.1	5,506.7	1,480.3	854.2	(1,303.3)	19,412.6
Capital expenditures	159.7	322.9	535.4	142.5	—	—	1,160.5
2010
Unaffiliated revenues	$1,189.2	$9,692.6	$2,752.1	$704.9	$1.2	$—	$14,340.0
Intersegment revenues	1,055.1	428.8	0.2	4.5	—	(1,488.6)	—

Total revenues	2,244.3	10,121.4	2,752.3	709.4	1.2	(1,488.6)	14,340.0
Depreciation, depletion, accretion, and amortization	137.7	83.7	205.2	44.0	48.9	—	519.5
Fixed charges	142.0	3.0	106.3	24.0	(0.2)	2.7	277.8
Income tax (benefit) expense	(873.1)	106.5	72.6	24.5	3.8	—	(665.7)
Net (loss) income (2)	(1,255.3)	176.2	110.0	37.6	(0.3)	—	(931.8)
Net (loss) income attributable to common stock	(1,255.3)	138.6	99.8	34.6	(0.3)	—	(982.6)
Segment assets	9,789.6	3,836.2	5,287.4	1,379.9	858.0	(1,132.6)	20,018.5
Capital expenditures	327.4	127.2	499.1	103.0	—	—	1,056.7
2009
Unaffiliated revenues	$664.2	$11,345.8	$2,820.7	$753.8	$14.3	$—	$15,598.8
Intersegment revenues	2,110.0	163.4	—	4.5	0.1	(2,278.0)	—

Total revenues	2,774.2	11,509.2	2,820.7	758.3	14.4	(2,278.0)	15,598.8
Depreciation, depletion, accretion, and amortization	238.9	82.7	218.1	44.0	67.7	—	651.4
Fixed charges	166.5	39.7	113.3	26.0	2.4	2.2	350.1
Income tax expense (benefit)	3,107.1	(179.1)	50.9	17.1	(9.2)	—	2,986.8
Net income (loss) (3)	4,766.7	(348.2)	79.1	25.5	(19.7)	—	4,503.4
Net income (loss) attributable to common stock	4,766.7	(402.3)	68.9	22.5	(12.4)	—	4,443.4
Segment assets	12,402.1	4,167.5	4,994.6	1,413.4	4,573.7	(4,006.9)	23,544.4
Capital expenditures	1,039.2	116.8	373.0	66.0	—	—	1,595.0
(1)
Our Generation business recognized the following after-tax items: impairment losses and other costs of $530.2 million, amortization of the basis difference in CENG of $90.5 million, impact of the power purchase agreement with CENG of $118.5 million, gain on settlements with DOE for storage of spent nuclear fuel of $57.3 million, transaction fees incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts of $9.9 million, and costs incurred related to our pending merger with Exelon of $37.0 million. Our NewEnergy business recognized a gain on divestitures of $32.7 million, amortization of credit facility amendment fees in connection with the 2009 EDF transaction of $5.8 million, and costs incurred related to our pending merger with Exelon of $16.1 million. Our Regulated Electric and Gas businesses recognized costs incurred related to our pending merger with Exelon of $13.3 million and $4.5 million, respectively. BGE will not seek recovery of these costs in rates. In addition, our regulated electric business incurred total incremental operating expenses of $24.6 million related to Hurricane Irene.

(2)
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

4 Investments

Investments in Joint Ventures, Qualifying Facilities and Power Projects

Investments in joint ventures, qualifying facilities, and domestic power projects consist of the following:

At December 31,	2011	2010

	(In millions)
CENG Joint Venture	$2,150.4	$2,991.1
Qualifying facilities and domestic power projects:
Coal	33.4	65.0
Hydroelectric	43.0	46.3
Biomass	24.6	55.1
Fuel Processing	21.4	16.7
Solar	—	6.8

Total	$2,272.8	$3,181.0

        Investments in joint ventures, qualifying facilities, domestic power projects, and CEP were accounted for under the following methods:

At December 31,	2011	2010

	(In millions)
Equity method	$2,272.8	$3,174.2
Cost method	—	6.8

Total	$2,272.8	$3,181.0

        We recorded impairment charges on certain of our equity and cost method investments. We discuss these impairment charges in Note 2.

        We are actively involved in our CENG nuclear joint venture, qualifying facilities and power projects. Our percentage voting interests in these investments accounted for under the equity method range from 20% to 50.01%. Equity in earnings of these investments is as follows:

Year ended December 31,	2011	2010	2009

	(In millions)
CENG	$148.8	$218.8	$33.9
Amortization of basis difference in CENG (see Note 2 for more detail)	(153.1)	(195.2)	(29.6)

Total equity investment earnings—CENG (1)	(4.3)	23.6	4.3
UNE	—	(16.8)	(24.7)
Shipping JV	—	—	(1.8)
CEP	—	—	(4.6)
Qualifying facilities and domestic power projects	24.1	18.2	20.7

Total equity investment earnings	$19.8	$25.0	$(6.1)

(1)
For the years ended December 31, 2011, 2010, and 2009 total equity investment (losses) earnings in CENG include $1.1 million, $2.0 million, and $0.4 million, respectively, of expense related to the portion of cost of certain share-based awards that we fund on behalf of EDF.

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

        Summarized balance sheet information for CENG is as follows:

At December 31,	2011	2010

	(In millions)
Current assets	$415.6	$507.4
Noncurrent assets	4,710.6	4,583.0
Current liabilities	273.1	630.9
Noncurrent liabilities	1,459.1	1,338.7

        Summarized income statement information for CENG is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from November 6, 2009 through December 31, 2009

	(In millions)
Revenues	$1,516.3	$1,575.3	$217.6
Expenses	1,248.9	1,174.5	153.0
Income from operations	267.4	400.8	64.6
Net income	299.8	441.6	68.5

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

        EDF may release us from our obligation to transfer the potential new nuclear sites and retain the shares if we have not certified to EDF that we have the legal right to transfer the sites by May 2012 or if we do not transfer the sites to UNE by early November 2012.

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

CEP

In 2011, we sold substantially all of our interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock). However, we did retain certain non-voting interests in CEP. Since we no longer have significant influence over CEP's activities following the sale, these retained interests do not qualify for the equity method of accounting. We discuss this transaction in more detail in Note 2.

Investments in Variable Interest Entities

As of December 31, 2011, we consolidated four VIEs in which we were the primary beneficiary, and we had significant interests in six other VIEs for which we do not have controlling financial interests and, accordingly, were not the primary beneficiary.

Consolidated Variable Interest Entities

The carrying amounts and classification of the above consolidated VIEs' assets and liabilities included in our consolidated financial statements at December 31, 2011 and 2010 are as follows:

	2011	2010

	(In millions)
Current assets	$481.5	$516.6
Noncurrent assets	348.6	57.7

Total Assets	$830.1	$574.3

Current liabilities	$483.4	$345.5
Noncurrent liabilities	540.0	399.0

Total Liabilities	$1,023.4	$744.5

        All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the preceding table can only be settled using VIE resources with the exception of $130.0 million of debt relating to a group of solar entities formed by us, which is recourse to us.

RSB BondCo LLC

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

        The BondCo assets are restricted and can only be used to settle the obligations of BondCo. Further, BGE is required to remit all payments it receives from customers for rate stabilization charges to BondCo. During 2011, 2010, and 2009, BGE remitted $92.3 million, $90.3 million, and $85.8 million, respectively, to BondCo.

        BGE did not provide any additional financial support to BondCo during 2011 or 2010. Further, BGE does not have any contractual commitments or obligations to provide additional financial support to BondCo unless additional rate stabilization bonds are issued. The BondCo creditors do not have any recourse to the general credit of BGE in the event the rate stabilization charges are not sufficient to cover the bond principal and interest payments of BondCo.

Retail Gas Group

During 2009, our NewEnergy business formed two new entities and combined them with its existing retail gas activities into a retail gas entity group for the purpose of entering into a collateralized gas supply agreement with a third party gas supplier. While we own 100% of these entities, we determined that the retail gas entity group is a VIE because there is not sufficient equity to fund the group's activities without the additional credit support we provide in the form of a parental guarantee. We are the primary beneficiary of the retail gas entity group; accordingly, we consolidate the retail gas entity group as a VIE, including the existing retail gas customer supply operation, which we formerly consolidated as a voting interest entity.

        The gas supply arrangement is collateralized as follows:

  •
  The assets of the retail gas entity group must be used to settle obligations under the third party gas supply agreement before it can make any distributions to us,
  •
  The third party gas supplier has a collateral interest in all of the assets and equity of the retail gas entity group, and
  •
  As of December 31, 2011, we provided a $75 million parental guarantee to the third party gas supplier in support of the retail gas entity group.

        Other than credit support provided by the parental guarantee, we do not have any contractual or other obligations to provide additional financial support to the retail gas entity group. The retail gas entity group creditors do not have any recourse to our general credit. Finally, we did not provide any financial support to the retail gas entity group during 2011, other than the equity contributions and parental guarantee.

Retail Power Supply Entity

We also consolidate a retail power supply VIE for which we became the primary beneficiary in 2008 as a result of a modification to its contractual arrangements that changed the allocation of the economic risks and rewards of the VIE among the variable interest holders. The consolidation of this VIE did not have a material impact on our financial results or financial condition.

Solar Project Entity Group

In 2011, we formed a group of solar project limited liability companies to build, own, and operate solar power facilities. While we own 100% of these entities, we determined that the individual solar project entities are VIEs because either the entities require additional subordinated financial support in the form of parental guarantee of debt, loans from the customers in order to obtain the necessary funds for construction of the solar facilities, or the customers absorb price variability from the entities through the fixed price power and/or renewable energy credits purchase agreements. We are the primary beneficiary of the solar project entities because we control the design, construction, and operation of the solar power facilities. We provide capital funding to this solar group for ongoing construction of the solar power facilities as well as a $150 million credit facility.

RF HoldCo LLC

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

Unconsolidated Variable Interest Entities

As of December 31, 2011 and 2010, we had significant interests in six VIEs for which we were not the primary beneficiary. We have not provided any material financial or other support to these entities during 2011 and 2010 and we do not intend to provide any additional financial or other support to these entities in the future.

        The following is summary information available as of December 31, 2011 about these entities:

	Power Contract Monetization VIEs	All Other Power Project VIEs	Total

	(In millions)
Total assets	$386.5	$309.6	$696.1
Total liabilities	303.9	106.4	410.3
Our ownership interest	—	53.5	53.5
Other ownership interests	82.6	149.7	232.3
Our maximum exposure to loss:
Letters of credit	15.5	—	15.5
Carrying amount of our investment—Other investments	—	39.8	39.8
Debt and payment guarantees	—	5.0	5.0

        The following is summary information available as of December 31, 2010 about these entities:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$492.9	$288.3	$781.2
Total liabilities	382.6	113.2	495.8
Our ownership interest	—	48.7	48.7
Other ownership interests	110.3	126.4	236.7
Our maximum exposure to loss:
Letters of credit	24.9	—	24.9
Carrying amount of our investment—Other investments	—	41.4	41.4
Debt and payment guarantees	—	5.0	5.0

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

5 Intangible Assets

Goodwill

Goodwill is the excess of the cost of an acquisition over the fair value of the net assets acquired. As of December 31, 2011 and 2010, our goodwill balance was primarily related to our retail energy reporting unit within our NewEnergy business segment. Goodwill is not amortized; rather, it is evaluated for impairment at least annually.

        The changes in the gross amount of goodwill and the accumulated impairment losses for the years ended December 31, 2011 and 2010 are as follows:

At December 31,	2011	2010

	(In millions)
Balance as of January 1,
Gross goodwill	$343.5	$292.0
Accumulated impairment losses	(266.5)	(266.5)

Net goodwill	77.0	25.5
Goodwill acquired (1)	202.4	51.5
Impairment losses	—	—
Other purchase price adjustments	2.8	—

Balance as of December 31,
Gross goodwill	548.7	343.5
Accumulated impairment losses	(266.5)	(266.5)

Net goodwill	$282.2	$77.0

(1)
We discuss the goodwill acquired in 2011 and 2010 in more detail in Note 15.

        For tax purposes, $154.0 million of our gross goodwill balance at December 31, 2011 is deductible.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category are as follows:

At December 31,	2011			2010

	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset

	(In millions)
Software	$478.6	$(322.7)	$155.9	$596.8	$(397.1)	$199.7
Permits and licenses	4.5	(1.6)	2.9	2.7	(1.0)	1.7
Other	233.3	(89.6)	143.7	22.3	(8.2)	14.1

Total	$716.4	$(413.9)	$302.5	$621.8	$(406.3)	$215.5

BGE had intangible assets with a gross carrying amount of $140.2 million and accumulated amortization of $76.8 million at December 31, 2011 and $250.2 million and accumulated amortization of $171.4 million at December 31, 2010 that are included in the table above. Substantially all of BGE's intangible assets relate to software.

        We recognized amortization expense related to our intangible assets as follows:

Year Ended December 31,	2011	2010	2009

	(In millions)
Nonregulated businesses	$87.8	$64.8	$74.2
BGE	25.4	25.8	23.6

Total Constellation Energy	$113.2	$90.6	$97.8

        The following is our, and BGE's, estimated amortization expense related to our intangible assets for 2012 through 2016 for the intangible assets included in our, and BGE's, Consolidated Balance Sheets at December 31, 2011:

Year Ended December 31,	2012	2013	2014	2015	2016

	(In millions)
Estimated amortization expense—Nonregulated businesses	$82.8	$62.1	$40.9	$22.4	$14.0
Estimated amortization expense—BGE	20.7	16.3	10.3	6.9	1.7

Total estimated amortization expense—Constellation Energy	$103.5	$78.4	$51.2	$29.3	$15.7

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

        We present separately in our Consolidated Balance Sheets the net unamortized energy contract assets and liabilities for these contracts. The table below presents the gross and net carrying amount and accumulated amortization of the net liability that we have recorded in our Consolidated Balance Sheets:

	2011
At December 31				2010

	Carrying Amount	Accumul- ated Amortiz- ation	Net (Liability) Asset	Carrying Amount	Accumul- ated Amortiz- ation	Net Asset

	(In millions)
Unamortized energy contracts, net	$(1,454.9)	$1,152.5	$(302.4)	$(1,360.9)	$1,473.8	$112.9

        We recognized amortization expense (income) of $395.4 million, $106.8 million, and ($353.1) million related to these energy contract assets for the years ended December 31, 2011, 2010, and 2009 for our nonregulated businesses.

        The table below presents the estimated amortization for these assets and liabilities over the next five-years:

Year Ended December 31,	2012	2013	2014	2015	2016

	(In millions)
Estimated amortization expense (income)	$(65.2)	$(81.2)	$(71.3)	$(65.6)	$(16.4)

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

        We summarize regulatory assets and liabilities in the following table, and we discuss each of them separately below.

At December 31,	2011	2010

	(In millions)
Deferred fuel costs
Rate stabilization deferral	$358.3	$415.6
Other	61.0	8.8
Electric generation-related regulatory asset	71.4	86.9
Net cost of removal	(218.2)	(210.5)
Income taxes recoverable through future rates (net)	71.4	68.3
Deferred BGE Smart Energy Savers Program® costs	123.5	64.3
Deferred Advanced Meter Infrastructure costs	15.4	12.2
Deferred storm costs	12.4	—
Deferred postretirement and postemployment benefit costs	5.2	6.4
Deferred environmental costs	3.1	5.6
Workforce reduction costs	1.1	1.3
Other (net)	(9.0)	(6.1)

Total regulatory assets (net)	495.6	452.8
Less: Current portion of regulatory assets (net)	153.7	78.7

Long-term portion of regulatory assets (net)	$341.9	$374.1

Deferred Fuel Costs

Rate Stabilization Deferral

In June 2006, Senate Bill 1 was enacted in Maryland and imposed a rate stabilization measure that capped rate increases by BGE for residential electric customers at 15% from July 1, 2006 to May 31, 2007. As a result, BGE recorded a regulatory asset on its Consolidated Balance Sheets equal to the difference between the costs to purchase power and the revenues collected from customers, as well as related carrying charges based on short-term interest rates from July 1, 2006 to May 31, 2007. In addition, as required by Senate Bill 1, the Maryland PSC approved a plan that allowed residential electric customers the option to further defer the transition to market rates from June 1, 2007 to January 1, 2008. During 2007, BGE deferred $306.4 million of electricity purchased for resale expenses and certain applicable carrying charges as a regulatory asset related to the rate stabilization plans. During 2011 and 2010, BGE recovered $57.2 million and $61.8 million, respectively, of electricity purchased for resale expenses and carrying charges related to the rate stabilization plan regulatory asset. BGE began amortizing the regulatory asset associated with the deferral which ended in May 2007 to earnings over a period not to exceed ten years when collection from customers began in June 2007. Customers who participated in the deferral from June 1, 2007 to December 31, 2007 repaid the deferred charges without interest over a 21-month period which began in April 2008 and ended in December 2009.

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

        A portion of this regulatory asset represents income taxes recoverable through future rates that do not earn a regulated rate of return. These amounts were $56.0 million as of December 31, 2011 and $53.3 million as of December 31, 2010. We will continue to amortize this amount through 2017.

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

Deferred BGE Smart Energy Savers Program® Costs

Deferred BGE Smart Energy Savers Program® costs are the costs incurred to implement demand response and conservation programs. These programs are designed to help BGE manage peak demand, improve system reliability, reduce customer consumption, and improve service to customers by giving customers greater control over their energy use. Actual marketing and customer bonus costs incurred in the demand response program, which began in January 2008, are being recovered over a 5-year amortization period from the date incurred pursuant to an order by the Maryland PSC. Fixed assets are recovered over the life of the equipment. Actual costs incurred in the conservation program are being amortized over a 5-year period with recovery beginning in 2010 pursuant to an order by the Maryland PSC.

Deferred Advanced Meter Infrastructure Costs

Between 2007 and 2009, the Maryland PSC approved and BGE conducted a series of successful smart grid pilot programs for a total cost of $11.3 million, which, pursuant to a Maryland PSC order, was deferred in a regulatory asset, and, beginning with the Maryland PSC's March 2011 rate order, is earning a regulated rate of return. In August 2010, the Maryland PSC approved a comprehensive smart grid initiative for BGE that included the planned installation of 2 million residential and commercial electric and gas smart meters and modules. As part of the Maryland PSC's August 2010 order, BGE has been authorized to establish a separate regulatory asset for incremental costs incurred to implement the initiative, net depreciation and amortization associated with the meters, and an appropriate return on these costs. Additionally, the Maryland PSC order requires that BGE prove the cost-effectiveness of the entire smart grid initiative prior to seeking recovery of the costs deferred in these regulatory assets. Therefore, the commencement and timing of the amortization of these deferred costs is currently unknown.

Deferred Storm Costs

In the Maryland PSC's March 2011 rate order, BGE was authorized to defer as a regulatory asset $15.8 million in storm costs incurred in February 2010. These costs are being amortized over a 5-year period that began in December 2010.

Deferred Postretirement and Postemployment Benefit Costs

We record a regulatory asset for the deferred postretirement and postemployment benefit costs in excess of the costs we included in the rates we charged our customers through 1997. We began amortizing these costs over a 15-year period in 1998.

Deferred Environmental Costs

Deferred environmental costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss this further in Note 12. We amortized $21.6 million of these costs (the amount we had incurred through October 1995) and $6.4 million of these costs (the amount we incurred from November 1995 through June 2000) over 10-year periods in accordance with the Maryland PSC's orders. We received rate relief for an additional $5.4 million of clean-up costs incurred during the period from July 2000 through November 2005 and an additional $1.0 million from December 2005 through November 2010. These costs are being amortized over a 10-year periods that began in January 2006 and December 2010, respectively.

Workforce Reduction Costs

The portion of the costs associated with our 2008 workforce reduction program that relate to BGE's gas business were deferred in 2009 as a regulatory asset in accordance with the Maryland PSC's orders in prior rate cases and are being amortized over a 5-year period that began in January 2009. Costs associated with a 2010 workforce reduction were deferred as a regulatory asset and are being amortized over a 5-year period that began in March 2011 in accordance with the Maryland PSC's March 2011 rate order.

Other (Net)

Other regulatory assets are comprised of a variety of current assets and liabilities that primarily do not earn a regulatory rate of return due to their short-term nature.

7 Pension, Postretirement, Other Postemployment, and Employee Savings Plan Benefits

We offer pension, postretirement, other postemployment, and employee savings plan benefits. BGE employees participate in the benefit plans that we offer. We describe each of our plans separately below. Nine Mile Point, owned by CENG, offers its own pension, postretirement, other postemployment, and employee savings plan benefits to its employees. In connection with the deconsolidation of CENG as a result of the investment in CENG by EDF on November 6, 2009, the Nine Mile Point plan is no longer included in our consolidated results. In addition, benefit plan assets and obligations relating to CENG employees that previously participated in our plans were transferred into new CENG plans that are no longer included in our consolidated results. Therefore, the tables below include the benefits for the CENG plans, including Nine Mile Point, through November 6, 2009. In 2011, we acquired certain Boston Generating plants. As a result, the benefit plan assets and obligations relating to Boston Generating employees are included in our consolidated results and included in the tables below.

        We use a December 31 measurement date for our pension, postretirement, other postemployment, and employee savings plans. The following table summarizes our defined benefit liabilities and their classification in our Consolidated Balance Sheets:

At December 31,	2011	2010

	(In millions)
Pension benefits	$327.8	$218.0
Postretirement benefits	347.8	334.9
Postemployment benefits	53.1	55.0

Total defined benefit obligations	728.7	607.9
Less: Amount recorded in other current liabilities	30.7	33.2

Total noncurrent defined benefit obligations	$698.0	$574.7

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

        We fund the qualified plan by contributing at least the minimum amount required under IRS regulations. We calculate the amount of funding using an actuarial method called the traditional unit credit method.

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

        In 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). This legislation provides a prescription drug benefit for Medicare beneficiaries, a benefit that we provide to our Medicare eligible retirees. Our actuaries concluded that prescription drug benefits available under our postretirement medical plan are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act. This subsidy reduced our 2011 Accumulated Postretirement Benefit Obligation by $30.3 million and our 2011 postretirement medical payments by $3.1 million.

Liability Adjustments

At December 31, 2011 and 2010, our pension obligations and the fair value of our plan assets for our qualified and our nonqualified pension plans were as follows:

	Qualified Plans
			Non- Qualified Plans
At December 31, 2011	Constellation Energy	Boston Generating		Total

Accumulated benefit obligation	$1,567.0	$3.2	$101.8	$1,672.0
Fair value of assets	1,484.3	3.4	—	1,487.7

Net (asset) unfunded obligation	$82.7	$(0.2)	$101.8	$184.3

At December 31, 2010	Qualified Plan	Non-Qualified Plans	Total

	(In millions)
Accumulated benefit obligation	$1,405.2	$87.8	$1,493.0
Fair value of assets	1,408.1	—	1,408.1

Net (asset) unfunded obligation	$(2.9)	$87.8	$84.9

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

        The following table summarizes the impacts of funded status adjustments recorded during 2011 and 2010:

			Accumulated Other Comprehensive Income (Loss)
		Postretirement Benefit Liability
	Pension Liability
			Pre-tax	After-tax

	(In millions)
December 31, 2011	$167.2	$8.0	$(175.2)	$(106.4)

December 31, 2010	$73.7	$10.9	$(84.6)	$(54.6)

Obligations and Assets

We show the change in the benefit obligations and plan assets of the pension and postretirement benefit plans in the following tables. Postretirement benefit plan amounts are presented net of expected reimbursements under Medicare Part D.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

	(In millions)
Change in benefit obligation (1)
Benefit obligation at January 1	$1,626.1	$1,469.8	$334.9	$322.3
Service cost	50.3	37.9	2.9	2.4
Interest cost	87.4	84.7	17.1	17.7
Plan amendments	(0.5)	—	1.3	(3.3)
Plan participants' contributions	—	—	9.7	10.5
Actuarial loss	146.2	124.0	6.7	14.2
Acquisition of Boston Generating plan	3.2	—	—	—
Separation of CENG plans	—	(3.0)	—	—
Settlements	(6.0)	(5.2)	—	—
Special termination benefits	—	0.6	0.2	0.1
Benefits paid (2)(3)	(91.2)	(82.7)	(25.0)	(29.0)

Benefit obligation at December 31	$1,815.5	$1,626.1	$347.8	$334.9

(1)
Amounts reflect projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for postretirement benefits.

(2)
Pension benefits paid include annuity payments and lump-sum distributions.

(3)
Postretirement benefits paid are net of Medicare Part D and Early Retiree Reimbursement Program reimbursements.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

	(In millions)
Change in plan assets
Fair value of plan assets at January 1	$1,408.1	$1,058.1	$—	$—
Actual return on plan assets	89.5	148.8	—	—
Employer contribution (1)	84.3	289.1	15.3	18.5
Plan participants' contributions	—	—	9.7	10.5
Acquisition of Boston Generating Plan	3.0	—	—	—
Settlements	(6.0)	(5.2)	—	—
Benefits paid (2)(3)	(91.2)	(82.7)	(25.0)	(29.0)

Fair value of plan assets at December 31	$1,487.7	$1,408.1	$—	$—

(1)
Includes benefit payments for unfunded plans.

(2)
Pension benefits paid include annuity payments and lump-sum distributions.

(3)
Postretirement benefits paid are net of Medicare Part D and Early Retiree Reimbursement Program reimbursements.

Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

We show the components of net periodic pension benefit cost in the following table:

Year Ended December 31,	2011	2010	2009

	(In millions)
Components of net periodic pension benefit cost
Service cost	$50.3	$37.9	$50.8
Interest cost	87.4	84.7	101.1
Expected return on plan assets	(114.9)	(101.8)	(118.9)
Amortization of unrecognized prior service cost	3.9	3.9	10.9
Recognized net actuarial loss	44.6	34.4	38.3
Amount capitalized as construction cost	(10.6)	(10.2)	(10.2)

Net periodic pension benefit cost (1)	$60.7	$48.9	$72.0

(1)
Net periodic pension benefit cost excludes settlement charges of $4.0 million and termination benefits of $0.2 million in 2011, settlement charge of $1.5 million and termination benefits of $0.6 million in 2010, and a settlement charge of $9.0 million and a termination benefit of $0.1 million in 2009. BGE's portion of our net periodic pension benefit costs, excluding amount capitalized, was $34.0 million in 2011, $30.9 million in 2010, and $27.9 million in 2009. The vast majority of our retirees were BGE employees.

        We show the components of net periodic postretirement benefit cost in the following table:

Year Ended December 31,	2011	2010	2009

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$2.9	$2.4	$6.3
Interest cost	17.1	17.7	22.6
Amortization of transition obligation	1.7	2.1	2.1
Recognized net actuarial loss	1.5	0.4	2.2
Amortization of unrecognized prior service cost	(2.7)	(2.6)	(3.4)
Amount capitalized as construction cost	(5.3)	(5.4)	(6.3)

Net periodic postretirement benefit cost (1)	$15.2	$14.6	$23.5

(1)
Net periodic postretirement benefit cost excludes termination benefits of $0.1 million in 2010. BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $17.5 million in 2011, $17.2 million in 2010, and $18.7 million in 2009.

        In determining net periodic pension benefit cost, we apply our expected return on plan assets to a market-related value of plan assets that recognizes asset gains and losses ratably over a five-year period.

        The following is a summary of amounts we have recorded in "Accumulated other comprehensive loss" and of expected amortization of those amounts over the next twelve months:

	Pension Benefits		Postretirement Benefits
					Expected Amortiz- ation Next 12 Months
	2011	2010	2011	2010

	(In millions)
Unrecognized actuarial loss	$864.6	$741.4	$70.5	$65.3	$60.1
Unrecognized prior service cost	1.9	6.1	(10.0)	(14.0)	(0.5)
Unrecognized transition obligation	—	—	1.8	3.5	1.8

Total	$866.5	$747.5	$62.3	$54.8	$61.4

Expected Cash Benefit Payments

The pension and postretirement benefits we expect to pay in each of the next five calendar years and in the aggregate for the subsequent five years are shown in the following table. These estimated benefits are based on the same assumptions used to measure the benefit obligation at December 31, 2011, but include benefits attributable to estimated future employee service.

	Pension Benefits	Postretirement Benefits (1)

2012	$109.2	$22.4
2013	107.6	23.0
2014	114.2	23.5
2015	165.7	23.9
2016	129.9	24.3
2017-2021	715.0	123.4

(1)
Postretirement benefit payments are net of Medicare Part D reimbursements.

Assumptions

We made the assumptions below to calculate our pension and postretirement benefit obligations and periodic cost.

	Pension Benefits (1)		Postretirement Benefits
					Assumption Impacts Calculation of
	2011	2010	2011	2010

Discount rate as of January 1	5.50%	6.00%	5.50%	6.00%	Periodic Cost
Discount rate as of December 31	4.75%	5.50%	4.75%	5.50%	Benefit Obligation
Expected return on plan assets	8.00	8.50	N/A	N/A	Periodic Cost
Rate of compensation increase	4.0	4.0	4.0	4.0	Benefit Obligation and Periodic Cost
(1)
The Boston Generating Plan made the following assumptions to calculate its pension benefit obligation and periodic cost: discount rate as of January 3, 2011, the date of acquisition, 5.10%, discount rate as of December 31, 2011 4.20%, expected return on plan assets 8.00%, and rate of compensation increase 4.0%.

        Our discount rate is based on a bond portfolio analysis of high quality corporate bonds whose maturities match our expected benefit payments. Our 8.00% overall expected long-term rate of return on plan assets reflected our long-term investment strategy in terms of asset mix and expected returns for each asset class at the beginning of 2011. Effective in 2012, we reduced our expected long-term rate of return assumption to 7.50% reflecting our updated investment strategy, asset mix, and expected return for each asset class.

        Annual health care inflation rate assumptions also impact the calculation of our postretirement benefit obligation and periodic cost. We assumed the following health care inflation rates to produce average claims by year as shown below:

At December 31,	2011	2010

Next year	7.5%	8.5%
Following year	7.0%	7.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate reached	2017	2017

        A one-percentage point increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $22.1 million as of December 31, 2011 and would increase the combined service and interest costs of the postretirement benefit cost by approximately $1.3 million annually.

        A one-percentage point decrease in the health care inflation rate from the assumed rates would decrease the accumulated postretirement benefit obligation by approximately $19.1 million as of December 31, 2011 and would decrease the combined service and interest costs of the postretirement benefit cost by approximately $1.1 million annually.

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

        To achieve these objectives, Constellation Energy, through a management Investment Committee (the Committee), which includes any advisors or experts that the Committee may hire, has adopted an investment strategy that divides its pension investment program into two primary portfolios:

  •
  return seeking assets—those assets intended to generate returns in excess of pension liability growth, and
  •
  liability hedging assets—those assets intended to have characteristics similar to pension liabilities.

        Currently, the Committee allocates 60% of its plan assets to return seeking assets to help reduce existing deficits in the funded status of the plan. As the funded status of our plans improves, the Committee expects to reduce its exposure to return seeking assets and increase its liability hedging assets to reduce its total risk.

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

Risk Management

The Committee manages plan asset risk using several approaches. First, the assets are invested in two diverse portfolios: a growth portfolio and a portfolio that hedges changes in the liability due to interest rate movement. Each portfolio contains investments across a spectrum of asset classes. Second, the Committee considers the long-term investment horizon of the plan, which is greater than ten years. The long-term horizon enables the Committee to tolerate the risk of investment losses in the short-term with the expectation of higher returns in the long-term. Third, the Committee employs a thorough due diligence program prior to selecting an investment, and a rigorous ongoing monitoring program once assets are invested. The Committee evaluates risk on an ongoing basis.

Asset Allocation

Plan assets are diversified across various asset classes and securities based on the investment strategy approved by the Committee. This policy allocation is long-term oriented and consistent with the risk tolerance and funded status. The target asset allocation as well as the actual allocations for 2011 and 2010 are provided below.

	Target Allocation		Actual Allocation
At December 31,	2011	2010	2011	2010

Global equity securities	42%	42%	38%	42%
Fixed income securities	40	40	42	37
Alternative investments	12	12	11	8
High yield bonds	6	6	6	6
Cash and cash equivalents	—	—	3	7
Derivative instruments	—	—	—	—

Total	100%	100%	100%	100%

        The target asset allocation allows for investments in financial derivatives to hedge against liability changes caused by interest rate movement and capture security price volatility. These instruments are sensitive to changes in economic conditions.

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

        The following tables set forth by level, within the fair value hierarchy, the investments in the Plans' master trust at fair value as of December 31, 2011 and 2010:

At December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value

	(In millions)
Global equity securities:
Money market funds (1)	$22.6	$—	$—	$22.6
Marketable equity securities	125.5	—	—	125.5
Common collective trusts	—	420.4	—	420.4
Mutual funds	2.2	—	—	2.2
Fixed income securities:
Money market funds (1)	20.4	—	—	20.4
Corporate debt securities	—	327.3	—	327.3
Government / agency securities	—	178.2	—	178.2
Municipal bonds	—	73.3	—	73.3
Guarantee insurance contracts	—	20.6	—	20.6
Asset and mortgage-backed securities	—	1.8	—	1.8
Mutual funds	1.0	—	—	1.0
High yield bonds:
Money market funds (1)	5.4	—	—	5.4
Corporate debt securities	—	76.9	—	76.9
Cash equivalents	49.0	—	—	49.0
Derivative instruments	—	0.4	—	0.4
Alternative investments	—	—	162.7	162.7

Total	$226.1	$1,098.9	$162.7	$1,487.7

(1)
Money market funds available for the portfolio manager to invest have been included within the respective security classification to differentiate from the actual cash position of the pension trust.

At December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value

	(In millions)
Global equity securities:
Money market funds (1)	$26.1	$—	$—	$26.1
Marketable equity securities	143.6	—	—	143.6
Common collective trusts	—	421.4	—	421.4
Fixed income securities:
Money market funds (1)	9.8	—	—	9.8
Corporate debt securities	—	318.0	—	318.0
Government / agency securities	—	112.7	—	112.7
Municipal bonds	—	54.8	—	54.8
Guarantee insurance contracts	—	21.6	—	21.6
Asset and mortgage-backed securities	—	0.4	—	0.4
High yield bonds:
Money market funds (1)	4.7	—	—	4.7
Corporate debt securities	—	82.2	—	82.2
Cash equivalents	93.6	—	—	93.6
Derivative instruments	—	0.9	—	0.9
Alternative investments	—	—	118.3	118.3

Total	$277.8	$1,012.0	$118.3	$1,408.1

(1)
Money market funds available for the portfolio manager to invest have been included within the respective security classification to differentiate from the actual cash position of the pension trust.

        The following is a description of the valuation methodologies used for assets measured at fair value:

  •
  Global equity securities, which include marketable equity securities common collective trust securities, and mutual funds are valued at unadjusted quoted market share prices within active markets (Level 1) or based on external price/spread data of comparable securities (Level 2). Common collective trust funds within this category are valued at fair value based on the unit value of the fund which is observable on a less frequent basis (Level 2). Unit values are determined by the bank or financial institution sponsoring such funds by dividing the fund's net assets at fair value by its units outstanding at the valuation dates.
  •
  Fixed income (primarily corporate debt securities, government and agency securities, municipal bonds, guarantee insurance contracts, asset and mortgage-backed securities, and mutual funds), high yield bonds, and over-the-counter derivatives are valued based on external price data of comparable securities (Level 2).
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

        The following table summarizes the changes in the fair value of the Level 3 assets for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

	(In millions)
Balance at beginning of period	$118.3	$74.4
Actual return on plan assets:
Assets still held at year end	(11.1)	(32.1)
Assets sold during the year	7.4	37.0
Purchases	160.3
Sales	(112.2)

Net purchases, sales, and settlements	48.1	22.2
Transfers into Level 3	—	16.8
Transfers out of Level 3	—	—

Balance at end of year	$162.7	$118.3

Contributions and Benefit Payments

We contributed $75.6 million to our qualified pension plans in 2011, of which $53.6 million was contributed by BGE. $75.0 million of this contribution was an acceleration of estimated calendar year 2012 contributions. Therefore, we do not plan to make contributions to our qualified pension plans in 2012. Our non-qualified pension plans and our postretirement benefit programs are not funded. We estimate that we will incur approximately $5 million in pension benefits for our non-qualified pension plans and approximately $22 million for retiree health and life insurance costs net of Medicare Part D during 2012.

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

        We recognized expense associated with our other postemployment benefits of $3.0 million in 2011, $9.9 million in 2010, and $5.3 million in 2009. BGE's portion of expense associated with other postemployment benefits was $2.8 million in 2011, $7.6 million in 2010, and $4.4 million in 2009.

        We assumed the discount rate for other postemployment benefits to be 3.00% as of December 31, 2011 and 4.00% as of December 31, 2010. This assumption impacts the calculation of our other postemployment benefit obligation and periodic cost.

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

Year Ended December 31,	2011	2010	2009

	(In millions)
Nonregulated businesses	$10.1	$9.9	$14.8
BGE	6.6	6.3	5.7

Total Constellation Energy	$16.7	$16.2	$20.5

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

        Constellation Energy had bank lines of credit under committed credit facilities totaling $4.2 billion at December 31, 2011 for short-term financial needs as follows:

Type of Credit Facility	Amount (In billions)	Expiration Date	Capacity Type

Syndicated Revolver(1)	$2.50	October 2013	Letters of credit and cash
Commodity-linked	0.50	August 2014	Letter of credit and cash
Bilateral	0.55	September 2014	Letters of credit
Bilateral	0.25	December 2014	Letters of credit and cash
Bilateral	0.25	June 2014	Letters of credit and cash
Bilateral	0.15	September 2013	Letters of credit

Total	$4.20

(1)
Upon closing of the merger with Exelon, the amount available under this facility will be $1.5 billion.

        At December 31, 2011, we had approximately $1.5 billion in letters of credit issued, including $0.5 billion in letters of credit issued under the commodities-linked credit facility discussed below, and no commercial paper outstanding under these facilities.

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

        At December 31, 2011, Constellation Energy had $39.5 million of short-term notes outstanding with a weighted-average effective interest rate of 2.59%.

BGE

BGE has a $600.0 million revolving credit facility expiring in March 2015. BGE can borrow directly from the banks, use the facility to allow commercial paper to be issued, if available, or issue letters of credit. At December 31, 2011, BGE had no commercial paper outstanding. There were immaterial letters of credit outstanding at December 31, 2011.

Net Available Liquidity

The following table provides a summary of our net available liquidity at December 31, 2011:

At December 31, 2011	Constellation Energy (excluding BGE)	BGE

	(In billions)
Credit facilities (1)	$3.7	$0.6
Less: Letters of credit issued (1)	(1.0)	—
Less: Cash drawn on credit facilities	—	—

Undrawn facilities	2.7	0.6
Less: Commercial paper outstanding	—	—

Net available facilities	2.7	0.6
Add: Cash and cash equivalents (2)	0.9	—

Net available liquidity	$3.6	$0.6

(1)
Excludes $0.5 billion commodity-linked credit facility due to its contingent nature and $0.5 billion in letters of credit posted against it.

(2)
BGE's cash balance at December 31, 2011 was $48.6 million.

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

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2011, the debt to capitalization ratio as defined in the credit agreements was 38%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2011, the debt to capitalization ratio for BGE as defined in this credit agreement was 46%.

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

9 Capitalization

We detail in the table below our total capitalization, which includes long-term debt, common stock, noncontrolling interests, and preference stock, as of December 31, 2011 and 2010.

At December 31,	2011	2010

	(In millions)
Long-Term Debt
Long-term debt of Constellation Energy
8.625% Series A Junior Subordinated Debentures, due June 15, 2063	$450.0	$450.0
7.00% Fixed-Rate Notes, due April 1, 2012	—	213.5
4.55% Fixed-Rate Notes, due June 15, 2015	550.0	550.0
5.15% Fixed-Rate Notes, due December 1, 2020	550.0	550.0
7.60% Fixed-Rate Notes, due April 1, 2032	700.0	700.0
Fair Value of Interest Rate Swaps	44.1	36.2

Total long-term debt of Constellation Energy	2,294.1	2,499.7

Long-term debt of nonregulated businesses
Tax-exempt debt transferred from BGE effective July 1, 2000
4.10% Pollution control loan, due July 1, 2014	20.0	20.0
Tax-exempt variable rate notes, due April 1, 2024	75.0	75.0
7.3% Fixed Rate Note, due June 1, 2012	1.6	1.7
Upstream Gas Property asset-based lending agreement due July 16, 2016	83.0	18.0
Secured Solar Credit Lending Agreement due July 7, 2014	130.0	—
Sacramento Solar Project Financing Agreement due December 31, 2030	40.7	—
Denver International Airport Solar Loan Agreement due June 30, 2031	7.5	—
Holyoke Solar, LLC Loan Agreement due December 31, 2031	11.0	—

Total long-term debt of nonregulated businesses	368.8	114.7

Other long-term debt of BGE
3.50% Notes, due November 15, 2021	300.0	—
6.125% Notes, due July 1, 2013	400.0	400.0
5.90% Notes, due October 1, 2016	300.0	300.0
5.20% Notes, due June 15, 2033	200.0	200.0
6.35% Notes, due October 1, 2036	400.0	400.0
Medium-term notes, Series E	109.6	131.5

Total other long-term debt of BGE	1,709.6	1,431.5

6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Rate stabilization bonds	394.6	454.4
Unamortized discount and premium	(5.1)	(3.9)
Current portion of long-term debt	(174.9)	(305.3)

Total long-term debt	$4,844.8	$4,448.8

At December 31,	2011	2010

	(In millions)
Equity:
Noncontrolling Interests	$116.9	$88.8
BGE Preference Stock
Cumulative preference stock not subject to mandatory redemption, 6,500,000 shares authorized 7.125%, 1993 Series, 400,000 shares outstanding, callable at $100.71 per share until June 30, 2012, and at lesser amounts thereafter	40.0	40.0
6.97%, 1993 Series, 500,000 shares outstanding, callable at $100.70 per share until September 30, 2012, and at lesser amounts thereafter	50.0	50.0
6.70%, 1993 Series, 400,000 shares outstanding, callable at $100.67 per share until December 31, 2012, and at lesser amounts thereafter	40.0	40.0
6.99%, 1995 Series, 600,000 shares outstanding, callable at $101.40 per share until September 30, 2012, and at lesser amounts thereafter	60.0	60.0

Total BGE preference stock not subject to mandatory redemption	190.0	190.0

Common Shareholders' Equity
Common stock without par value, 600,000,000 shares authorized; 201,686,291 and 199,788,658 shares issued and outstanding at December 31, 2011 and 2010, respectively. (At December 31, 2011, 10,143,863 shares were reserved for the long-term incentive plans, 8,542,059 shares were reserved for the shareholder investment plan, and 1,223,050 shares were reserved for the employee savings plan.)	3,292.2	3,231.7
Retained earnings	4,738.0	5,270.8
Accumulated other comprehensive (loss) income:
Hedging instruments	(404.0)	(228.7)
Available-for-sale securities	38.9	34.5
Defined benefit plans	(558.3)	(481.1)
Foreign currency translation and other	(12.9)	2.0

Total accumulated other comprehensive loss	(936.3)	(673.3)

Total common shareholders' equity	7,093.9	7,829.2

Total Equity	7,400.8	8,108.0

Total Capitalization	$12,245.6	$12,556.8

BGE Common Shareholder Equity

At December 31,	2011	2010

	(In millions)
Common Stock	$1,293.1	$1,293.1
Retained Earnings	817.0	779.5
Accumulated other comprehensive income	0.6	0.6

Total BGE common shareholder equity	$2,110.7	$2,073.2

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

Secured Solar Credit Lending Agreement

In July 2011, a subsidiary of Constellation Energy entered into a three-year senior secured credit facility that is designed to support the growth of our solar operations. The amount committed under the facility is $150 million, which may be increased up to $200 million at the subsidiary's request with additional commitments by the lenders. At December 31, 2011, we had borrowed $130.0 million. Borrowings incur interest at a variable rate payable quarterly and are secured by the equity interests in the subsidiary and the entities that own the solar projects as well as the assets of the subsidiary and the projects' entities. The obligations of our subsidiary are guaranteed by Constellation Energy and the projects' entities. The Constellation Energy guarantee will terminate upon the subsidiary obtaining a stand-alone investment grade credit rating or the satisfaction of a number of conditions, at which time the financing will become nonrecourse to Constellation Energy.

Sacramento Solar Project Financing

In July 2011, a subsidiary of Constellation Energy entered into a $40.7 million nonrecourse project financing to fund construction of our 30MW solar facility in Sacramento, California. Borrowings will incur interest at a variable rate, payable quarterly, and are secured by the equity interests and assets of the subsidiary. The construction borrowings are expected to convert into a 19-year nonrecourse variable note in the first quarter of 2012. The subsidiary also executed interest rate swaps for a notional amount of $30.6 million in order to convert the variable interest payments to fixed payments on the $40.7 million facility amount. We discuss our use of derivative instruments, including interest rate swaps, to manage our interest rate risk in more detail in Note 13.

        In addition to this facility, this subsidiary entered into a treasury grant bridge loan for $26.0 million and an equity bridge loan for $27.9 million. Both loans will be utilized to fund construction. The equity bridge loan is expected to be repaid in the first quarter of 2012 and the treasury grant is expected to be repaid in the second quarter of 2012.

Other Solar Project Financings

During 2011, we borrowed the following amounts under solar project loan agreements:

  •
  $7.5 million due June 30, 2031 related to a solar project at the Denver International Airport, and
  •
  $11.0 million due December 31, 2031 related to a solar project in Holyoke, Massachusetts.

Upstream Gas Property Asset-Based Lending Agreement

In July 2009, we entered into a three year asset-based lending agreement associated with certain upstream gas properties that we own. In July 2011, we amended and extended this lending agreement. The borrowing base committed under the facility was increased to $150 million and can increase to a total of $500 million if the assets support a higher borrowing base and we are able to obtain additional commitments from lenders. The facility now expires in July 2016. Borrowings under this facility are secured by the upstream gas properties, and the lenders do not have recourse against Constellation Energy in the event of a default. At December 31, 2011, we had borrowed $83.0 million under the facility with interest payable quarterly. The facility includes a provision that requires our entities that own the upstream gas properties subject to the agreement to maintain a current ratio of one-to-one. As of December 31, 2011, we are compliant with this provision.

BGE

3.50% Notes due November 15, 2021

In November 2011, BGE issued $300 million of 3.50% Notes due November 15, 2021. Interest is payable semi-annually on May 15 and November 15, beginning May 15, 2012. At any time prior to August 15, 2021, BGE may redeem some or all of the notes at a price equal to the greater of 100% of the principal amount of the notes outstanding to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 25 basis points, plus accrued interest. After August 15, 2021, BGE may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes outstanding to be redeemed plus accrued interest on the principal amount being redeemed to the redemption date.

Secured Indenture

BGE entered into a secured indenture in July 2009. The secured indenture creates a first priority lien on substantially all of BGE's electric utility distribution equipment and fixtures and on BGE's franchises, permits, and licenses that are transferable and necessary for the operation of the equipment and fixtures. As of December 31, 2011, BGE has not issued any secured bonds under this indenture.

BGE's Rate Stabilization Bonds

In June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss BondCo in more detail in Note 4. Below are the details of the rate stabilization bonds at December 31, 2011:

Principal	Interest Rate	Scheduled Maturity Date

$55.4	5.47%	October 2012
220.0	5.72	April 2016
119.2	5.82	April 2017

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

BGE's Other Long-Term Debt

On July 1, 2000, BGE transferred $278.0 million of tax-exempt debt to our Generation business related to the transferred generating assets. At December 31, 2011, BGE remains contingently liable for the $20 million outstanding balance of this debt.

        BGE's fixed-rate medium-term note, series E, outstanding at December 31, 2011 has a weighted average interest rate of 6.75%, maturing in 2012.

BGE Deferrable Interest Subordinated Debentures

On November 21, 2003, BGE Capital Trust II (BGE Trust II), a Delaware statutory trust established by BGE, issued 10,000,000 Trust Preferred Securities for $250 million ($25 liquidation amount per preferred security) with a distribution rate of 6.20%.

        BGE Trust II used the net proceeds from the issuance of common securities to BGE and the Trust Preferred Securities to purchase a series of 6.20% Deferrable Interest Subordinated Debentures due October 15, 2043 (6.20% debentures) from BGE in the aggregate principal amount of $257.7 million with the same terms as the Trust Preferred Securities. BGE Trust II must redeem the Trust Preferred Securities at $25 per preferred security plus accrued but unpaid distributions when the 6.20% debentures are paid at maturity or upon any earlier redemption. BGE has the option to redeem the 6.20% debentures at any time in the future when certain tax or other events occur.

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

        For the payment of dividends and in the event of liquidation of BGE, the 6.20% debentures are ranked prior to preference stock and common stock.

Maturities of Long-Term Debt

As of December 31, 2011, our long-term borrowings mature on the following schedule:

Year	Constellation Energy	Nonregulated Businesses	BGE	Total

	(In millions)
2012	$—	$2.4	$172.5	$174.9
2013	—	2.5	466.6	469.1
2014	—	152.5	70.4	222.9
2015	594.1	2.6	74.5	671.2
2016	—	84.2	378.9	463.1
Thereafter	1,700.0	124.6	1,199.0	3,023.6

Total	$2,294.1	$368.8	$2,361.9	$5,024.8

Weighted-Average Interest Rates for Variable Rate Debt

Our weighted-average interest rates for variable rate debt outstanding were:

At December 31,	2011	2010

Nonregulated Businesses (including Constellation Energy)
Loans under credit agreements	2.88%	4.50%
Tax-exempt debt	0.21%	0.30%
Fixed-rate debt converted to floating (1)	1.55%	1.23%
(1)
Includes $150 million of floating rate swaps related to fixed rate debt maturing in 2020 for four years of the 10-year term note.

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

Dividend Restrictions

Constellation Energy

Constellation Energy pays dividends on its common stock after its Board of Directors declares them. There are no contractual limitations on Constellation Energy paying common stock dividends, unless Constellation Energy elects to defer interest payments on the 8.625% Series A Junior Subordinated Debentures due June 15, 2063, and any deferred interest remains unpaid. The merger agreement with Exelon prohibits us from increasing our common stock dividend without Exelon's consent.

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

10 Taxes

The components of income tax expense are as follows:

Year Ended December 31,	2011	2010	2009

	(Dollar amounts in millions)
Income Taxes
Current
Federal	$(56.0)	$(46.9)	$891.5
State	23.2	102.0	260.4

Current taxes charged to expense	(32.8)	55.1	1,151.9
Deferred
Federal	(134.1)	(521.4)	1,474.5
State	(59.7)	(194.9)	372.5

Deferred taxes (credited) charged to expense	(193.8)	(716.3)	1,847.0
Investment tax credit adjustments	(4.3)	(4.5)	(12.1)

Income taxes per Consolidated Statements of Income (Loss)	$(230.9)	$(665.7)	$2,986.8

        Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

Reconciliation of Income Taxes Computed at Statutory Federal Rate to Total Income Taxes
(Loss) Income from continuing operations before income taxes	$(537.7)	$(1,597.5)	$7,490.2
Statutory federal income tax rate	35%	35%	35%

Income taxes computed at statutory federal rate	(188.2)	(559.1)	2,621.6
Increases (decreases) in income taxes due to
State income taxes, net of federal income tax benefit	(23.8)	(60.4)	411.0
Merger-related transaction costs	—	—	(79.3)
Interest expense on mandatorily redeemable preferred stock	—	—	23.7
Qualified decommissioning impairment losses	—	—	3.1
Amortization of deferred investment tax credits	(4.3)	(4.5)	(12.1)
Noncontrolling interest operating results	(7.1)	(13.1)	(16.4)
Nondeductible international losses	—	—	19.2
Other	(7.5)	(28.6)	16.0

Total income taxes	$(230.9)	$(665.7)	$2,986.8

Effective income tax rate	42.9%	41.7%	39.9%

        BGE's effective tax rate was 35.1% in 2011, 39.7% in 2010, and 41.3% in 2009. In general, the primary difference between BGE's effective tax rate and the 35% statutory federal income tax rate for all years relates to Maryland corporate income taxes, net of the related federal income tax benefit. The decrease in BGE's effective tax rate in 2011 is primarily due to the favorable impact from the IRS National Office guidance regarding BGE's change of accounting for tax purposes with respect to certain electric transmission and distribution expenditures and the partial reversal of an unfavorable deferred tax adjustment recorded in 2010 as a result of healthcare reform legislation that eliminated the tax exempt treatment of prescription drug subsidies received under Medicare Part D. The partial reversal in 2011 resulted from the Maryland PSC's authorization for BGE to create an electric regulatory asset for this tax law change and amortize the balance over a five-year period. The decrease in BGE's 2010 effective tax rate from 2009 is primarily due to the inclusion of a minority interest loss in pre-tax earnings in 2009 that was not included in 2010 pre-tax earnings because of BGE's sale of the interest in January 2010.

        The major components of our net deferred income tax liability are as follows:

	Constellation Energy		BGE
At December 31,	2011	2010	2011	2010

	(In millions)
Deferred Income Taxes
Deferred tax liabilities
Net property, plant and equipment	$2,020.4	$1,768.3	$1,220.1	$1,152.3
Regulatory assets, net	282.6	256.8	282.6	256.8
Derivative assets and liabilities, net	(84.6)	(34.1)	—	—
Investment in CENG	604.5	1,044.3	—	—
Other	156.3	12.1	21.6	(80.0)

Total deferred tax liabilities	2,979.2	3,047.4	1,524.3	1,329.1
Deferred tax assets
Defined benefit obligations	305.0	249.0	(93.1)	(79.7)
Financial investments and hedging instruments	217.6	111.4	—	—
Asset retirement obligations	10.9	10.9	—	—
Deferred investment tax credits	9.6	10.9	3.1	3.2
Other	263.0	118.9	71.1	20.6

Total deferred tax assets	806.1	501.1	(18.9)	(55.9)

Total deferred tax liability, net	2,173.1	2,546.3	1,543.2	1,385.0
Less: Current portion of deferred tax liability/(asset)	(132.0)	56.5	59.0	30.1

Long-term portion of deferred tax liability, net	$2,305.1	$2,489.8	$1,484.2	$1,354.9

Income Tax Audits

We file income tax returns in the United States and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008. In August 2011, we formally agreed to an assessment of tax by the IRS for the 2005 - 2007 tax years. The assessment did not have a material impact on our, or BGE's, financial condition or results of operation.

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

Unrecognized Tax Benefits

The following table summarizes the change in unrecognized tax benefits during 2011 and 2010 and our total unrecognized tax benefits at December 31, 2011 and 2010:

	2011	2010

	(In millions)
Total unrecognized tax benefits, January 1	$239.8	$312.5
Increases in tax positions related to the current year	3.1	5.9
Increases in tax positions related to prior years	29.6	26.0
Reductions in tax positions related to prior years	(90.6)	(104.0)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.8)	(0.6)

Total unrecognized tax benefits, December 31 (1)	$181.1	$239.8

(1)
BGE's portion of our total unrecognized tax benefits at December 31, 2011 and 2010 was $11.4 million and $72.9 million, respectively.

        If the total amount of unrecognized tax benefits of $181.1 million were ultimately realized, our income tax expense would decrease by approximately $169 million. However, the $169 million includes state tax refund claims of $55.9 million that have been disallowed by tax authorities and are subject to appeals.

        It is reasonably possible that unrecognized tax benefits could decrease within the next year by approximately $108 million as a result of a potential resolution with the IRS regarding BGE's change of accounting method for tax purposes with respect to certain gas transmission and distribution expenditures and certain state positions that are currently under audit or litigation. This decrease is not expected to have a material impact on our, or BGE's, financial condition or results of operation.

        The decrease in unrecognized tax positions for the year ended December 31, 2011 is primarily related to the issuance of guidance from the IRS National Office in August 2011 regarding electric transmission and distribution expenditures. The decrease did not have a material impact on BGE's financial condition or results of operations.

        Interest and penalties recorded in our Consolidated Statements of Income (Loss) as tax expense (benefit) relating to liabilities for unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2011	2010	2009

	(In millions)
Interest and penalties recorded as tax expense (benefit)	$6.1	$(6.3)	$12.8

BGE's portion of interest and penalties was immaterial for all years.

        Accrued interest and penalties recognized in our Consolidated Balance Sheets were $22.9 million, of which BGE's portion was $1.2 million at December 31, 2011, and $16.8 million, of which BGE's portion was $3.8 million, at December 31, 2010.

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

        Through March 2009, we managed a global coal and logistics services operation. We entered into time charter purchase agreements which entitled us to the use of dry bulk freight vessels in connection with this operation. We continue to manage a residual position, which was not divested in 2009 with the remainder of the operation. Certain of these contracts must be accounted for as leases. These arrangements do not include provisions for material rent increases and do not have provisions for rent holidays, contingent rentals or other incentives. In 2011, 2010, and 2009, we recognized aggregate lease expense of approximately $7 million, $11 million and $145 million, respectively, related to 3, 12 and 31 dry bulk freight vessels, respectively, hired under time charter arrangements. We record the payments as "Fuel and purchased energy expenses" in our Consolidated Statements of Income (Loss).

        We recognized expense related to our operating leases as follows:

	Fuel and purchased energy expenses	Operating expenses	Total

	(In millions)
2011	$291.1	$31.7	$322.8
2010	227.9	30.2	258.1
2009	385.6	37.2	422.8

        At December 31, 2011, we owed future minimum payments for long-term, noncancelable, operating leases as follows:

Year	Power Purchase Agreements	Other	Total

	(In millions)
2012	$198.2	$32.0	$230.2
2013	190.9	29.6	220.5
2014	193.8	33.8	227.6
2015	193.3	19.8	213.1
2016	108.2	12.9	121.1
Thereafter	51.9	17.1	69.0

Total future minimum lease payments	$936.3	$145.2	$1,081.5

Sub-Lease Arrangements

In managing the residual position from our former coal and logistics services operation, we provide time charters of dry bulk freight vessels to global customers that qualify as sub-leases of our time charter purchase contracts. In 2011, 2010, and 2009, we recorded sub-lease income of approximately $2 million, $25 million and $114 million, respectively, related to our time charter sub-leases. We record sub-lease income as part of "Nonregulated revenues" in our Consolidated Statements of Income (Loss).

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

        Our Generation and NewEnergy businesses enter into various contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2012 and 2030. In addition, our NewEnergy business enters into contracts for the purchase of energy, capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers. These contracts expire in various years between 2012 and 2031.

        Our Generation and NewEnergy businesses also have committed to service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. As of December 31, 2011, these contracts expire between 2012 and 2014 and represent BGE's estimated requirements to serve residential and small commercial customers as follows:

Contract Duration	Percentage of Estimated Requirements

From January 1, 2012 to September 2012	100%
From October 2012 to May 2013	75
From June 2013 to September 2013	50
From October 2013 to May 2014	25

        The cost of power under these contracts is recoverable under the Provider of Last Resort agreement reached with the Maryland PSC discussed in Note 1, and therefore are excluded from the table later in this Note.

        Our regulated gas business enters into various contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas procurement contracts that expire between 2012 and 2014 and transportation and storage contracts that expire between 2012 and 2027. The cost of gas under these contracts is recoverable under BGE's gas cost adjustment clause discussed in Note 1, and therefore are excluded from the table later in this Note.

        We have also committed to service agreements and other obligations related to our information technology systems.

        At December 31, 2011, we estimate our future obligations to be as follows:

	Payments
	2012	2013- 2014	2015- 2016	Thereafter	Total

	(In millions)
Competitive Businesses:
Purchased capacity and energy	$501.1	$552.5	$338.5	$335.3	$1,727.4
Purchased energy from CENG (1)	1,000.0	2,075.3	1,566.7		4,642.0
Fuel and transportation	656.1	638.6	419.6	321.2	2,035.5
Long-term service agreements, capital, and other	22.9	6.3	2.4	0.9	32.5

Total competitive businesses	2,180.1	3,272.7	2,327.2	657.4	8,437.4
Corporate and Other:
Long-term service agreements, capital, and other	190.4	52.1	43.7	96.9	383.1
Regulated:
Purchase obligations and other	7.3	9.6	—	—	16.9

Total future obligations	$2,377.8	$3,334.4	$2,370.9	$754.3	$8,837.4

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

Long-Term Power Sales Contracts

We enter into long-term power sales contracts in connection with our load-serving activities. We also enter into long-term power sales contracts associated with certain of our owned and contracted power producing facilities. Our load-serving power sales contracts extend for terms through 2031 and provide for the sale of energy to electric distribution utilities and certain retail customers. Our power sales contracts associated with our power producing facilities, including renewable energy, extend for terms into 2036 and provide for the sale of all or a portion of the actual output of certain of our owned and contracted power producing facilities. Substantially all long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure by guarantor based on the stated limit of our outstanding guarantees:

At December 31, 2011	Stated Limit

(In billions)
Constellation Energy guarantees	$9.0
BGE guarantees	0.3

Total guarantees	$9.3

        At December 31, 2011, Constellation Energy had a total of $9.3 billion in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed a face amount of $9.0 billion as follows:
  •
  $8.5 billion on behalf of our Generation and NewEnergy business to allow it the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Our estimated net exposure for obligations under commercial transactions covered by these guarantees was approximately $1.5 billion at December 31, 2011, which represents the total amount the parent company could be required to fund based on December 31, 2011 market prices. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
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

        The Southern District of New York granted the defendants' motion to transfer the two securities class actions filed in Maryland to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Exchange Act of 1934 and limiting the suit to those persons who purchased Debentures in the June 2008 offering. In August 2011, plaintiffs requested permission from the court to file a third amended complaint in an effort to attempt to revive the claims of the common shareholders. Constellation Energy has filed an objection to the plaintiffs' request for permission to file a third amended complaint. Given that limited discovery has occurred, that the court has not certified any class and the plaintiffs have not quantified their potential damage claims, we are unable at this time to provide an estimate of the range of possible loss relating to these proceedings or to determine the ultimate outcome of the securities class actions or their possible effect on our, or BGE's financial results.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 483 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment by BGE or Constellation Energy and a small minority of these cases have been resolved for amounts that were not material to our financial results.

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

Federal Energy Regulatory Commission Investigation

The Federal Energy Regulatory Commission (FERC) staff in the Office of Enforcement, Division of Investigations, is conducting an investigation of our virtual transactions and physical schedules in and around the New York ISO from September 2007 through December 2008. On August 29, 2011, the FERC staff notified us of its preliminary findings relating to our alleged violation of FERC's rules in connection with these activities. We continue to cooperate fully with the FERC investigation and, on October 28, 2011, we delivered to the FERC staff a response to their preliminary findings letter explaining why our conduct was lawful and refuting any allegation of wrongdoing. On January 30, 2012, FERC issued a Staff Notice of Alleged Violations, which reiterated the allegation that we violated FERC's rules relating to virtual transactions in the New York ISO and physical schedules between the New York ISO and PJM, Ontario and ISO-New England, and reiterated FERC's view of the impact of those transactions on our financial positions. We are continuing to cooperate with the FERC staff in bringing this matter to resolution. If FERC determines to proceed in this matter, FERC will issue an Order to Show Cause and a report from their staff outlining in detail their allegations. This Order, which may be issued within the next few months, would initiate a litigation process for resolving the matter and disclose FERC's view of penalties and disgorgement, which could be several hundred million dollars. However, we cannot currently predict how this matter will be resolved. While we believe we have meritorious defenses to the allegations, the ultimate outcome of the proceeding could have a material effect on our financial results.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Based on updated information regarding the remediation plan and the costs to cap the site, we have recorded a liability in our Consolidated Balance Sheets of approximately $22.7 million ($12.1 million of which was added in the fourth quarter of 2011), which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, monitor groundwater conditions, and otherwise comply with the consent decree. We have paid approximately $5.7 million of these costs as of December 31, 2011, resulting in a remaining liability at December 31, 2011 of $17.0 million.

Investment in CENG

On November 6, 2009, we completed the sale of a 49.99% membership interest in CENG to EDF. As a result of the sale, we now hold a 50.01% interest in CENG. As a 50.01% owner in CENG, we are subject to certain capital contribution requirements, which may be greater than the amount planned and, therefore, could have an adverse impact on our financial results.

        In addition, if the fair value of our investment in CENG declines to a level below our carrying value and the decline is considered other-than-temporary, we may write down the investment to fair value, which would adversely affect our financial results. During 2011 and 2010, we recorded impairments of our investment in CENG. We discuss these impairment charges in more detail in Note 2.

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

Property and Accidental Outage Insurance

CENG's nuclear plants are provided property and accidental outage insurance through Nuclear Electric Insurance Limited (NEIL). As the members-insured of NEIL through their ownership interest in CENG, Constellation Energy and EDF have assigned the loss benefits under the insurance to CENG's nuclear plants, with CENG named as an additional insured party. In consideration for receiving the loss benefits, CENG pays the NEIL premiums.

        If claims at nuclear plants insured by NEIL result in a shortfall of NEIL reserve funds, all policy holders could be assessed a retrospective premium, for which the combined Constellation Energy and EDF premium share for the current policy year could be as much as $94.6 million.

        NEIL requires its members-insured to maintain an investment grade credit rating, or alternatively, provide NEIL with certain financial guarantees to ensure that it can meet its potential retrospective premium obligations. Should Constellation Energy experience a downgrade to its credit ratings to below investment grade, Constellation Energy would be required by NEIL to:

  •
  deposit funds with NEIL in the full amount of its retrospective premium obligation,
  •
  obtain a guarantee from an investment grade rated entity,
  •
  post a letter of credit in the full amount of its maximum retrospective premium obligation from an investment grade rated financial institution, or
  •
  obtain insurance to cover its retrospective premium obligation.

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

Commodity Cash Flow Hedges

We have designated fixed-price forward contracts as cash-flow hedges of forecasted sales of energy, fuel and other related commodities and forecasted purchases of fuel and energy for the years 2012 through 2017. We had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive loss" of $652.7 million at December 31, 2011 and $388.0 million at December 31, 2010.

        We expect to reclassify $392.6 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive loss" into earnings during the next twelve months based on market prices at December 31, 2011. However, the actual amount reclassified into earnings could vary from the amounts recorded at December 31, 2011, due to future changes in market prices.

        When we determine that a forecasted transaction originally designated as a hedged item has become probable of not occurring, we immediately reclassify net unrealized gains or losses associated with those hedges from "Accumulated other comprehensive loss" to earnings. We recognized in earnings the following pre-tax amounts on such contracts:

Year ended December 31,	2011	2010	2009

	(In millions)
Pre-tax losses	$(4.0)	$(0.3)	$(241.0)

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

        Accumulated other comprehensive loss includes net unrealized pre-tax gains on interest rate cash-flow hedges of prior debt issuances totaling $8.9 million at December 31, 2011 and $10.1 million at December 31, 2010. We expect to reclassify $0.1 million of pre-tax net losses on these cash-flow hedges from "Accumulated other comprehensive loss" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        During the third quarter of 2011, a subsidiary of Constellation Energy entered into forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated long-term borrowings to finance our solar projects. The swaps have contract amounts that total $30.6 million with an average interest rate of 3.6% and expire in 2027. At December 31, 2011, the fair value of these swap contracts was an unrealized pre-tax loss of $3.6 million.

Fair Value Hedging

We elect fair value hedge accounting for a limited portion of our derivative contracts including certain interest rate swaps, certain forward contracts, and swaps associated with natural gas fuel in storage. The objectives for electing fair value hedging in these situations are to manage our exposure to changes in the fair value of our assets and liabilities, to optimize the mix of our fixed and floating-rate debt, and to hedge the value of our natural gas in storage.

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

        As of December 31, 2011, we have interest rate swaps qualifying as fair value hedges relating to $550 million of our fixed-rate debt maturing in 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $43.8 million at December 31, 2011.

        As of December 31, 2010, we had interest rate swaps qualifying as fair value hedges relating to $400 million of our fixed-rate debt. The fair value of these hedges was an unrealized gain of $35.7 million at December 31, 2010.

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

Hedge Ineffectiveness

For all categories of derivative instruments designated in hedging relationships, we recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

Year ended December 31,	2011	2010	2009

	(In millions)
Cash-flow hedges	$(132.4)	$(91.3)	$11.3
Fair value hedges	(0.7)	—	23.9

Total	$(133.1)	$(91.3)	$35.2

        The ineffectiveness in the table above excludes pre-tax gains of $5.8 million related to the change in our fair value hedges excluded from hedge ineffectiveness for the year ended December 31, 2011. We did not have any gains excluded from the above table in 2010 and 2009. We did not recognize any gain or loss related to the change in our fair value hedges excluded from hedge ineffectiveness during the years ended December 31, 2011, 2010, and 2009.

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

Origination Gains

We may record origination gains associated with commodity derivatives subject to mark-to-market accounting. Origination gains represent the initial fair value of certain structured transactions that our wholesale marketing, risk management, and trading operation executes to meet the risk management needs of our customers. Historically, transactions that result in origination gains have been unique and resulted in individually significant gains from a single transaction. We generally recognize origination gains when we are able to obtain observable market data to validate that the initial fair value of the contract differs from the contract price. We have recorded a $14.8 million pre-tax origination gain related to one transaction in 2011. We recorded no origination gains during 2010 or 2009.

Termination or Restructuring of Commodity Derivative Contracts

We may terminate or restructure commodity derivative contracts in exchange for upfront cash payments and a reduction or cancellation of future performance obligations. The termination or restructuring of contracts allows us to lower our exposure to performance risk under these contracts. We had no such transactions in 2011, 2010 and 2009.

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

        The gross asset and liability values in the tables below are segregated between those derivatives designated in qualifying hedge accounting relationships and those not designated in hedge accounting relationships. Derivatives not designated in hedging relationships include our NewEnergy retail power and gas customer supply operation, economic hedges of accrual activities, and risk management and trading activities which we have substantially curtailed as part of our effort to reduce risk in our business. We use the end of period accounting designation to determine the classification for each derivative position.

As of December 31, 2011	Derivatives Designated as Hedging Instruments for Accounting Purposes		Derivatives Not Designated As Hedging Instruments for Accounting Purposes		All Derivatives Combined

Contract type	Asset Values (3)	Liability Values (4)	Asset Values (3)	Liability Values (4)	Asset Values (3)	Liability Values (4)

	(In millions)
Power contracts	$1,617.2	$(1,686.9)	$4,785.8	$(5,105.9)	$6,403.0	$(6,792.8)
Gas contracts	1,624.5	(2,108.4)	4,842.8	(4,858.1)	6,467.3	(6,966.5)
Coal contracts	34.0	(36.0)	73.0	(66.3)	107.0	(102.3)
Other commodity contracts (1)	—	—	153.8	(144.2)	153.8	(144.2)
Interest rate contracts	43.9	(3.6)	55.1	(49.0)	99.0	(52.6)
Foreign exchange contracts	—	—	10.5	(2.8)	10.5	(2.8)
Equity contracts	—	—	0.2	—	0.2	—

Total gross fair values	$3,319.6	$(3,834.9)	$9,921.2	$(10,226.3)	$13,240.8	$(14,061.2)

Netting arrangements (5)					(12,989.5)	12,989.5
Cash collateral					(167.2)	23.8

Net fair values					$84.1	$(1,047.9)

Net fair value by balance sheet line item:
Accounts receivable (2)					$(533.1)
Derivative assets—current					357.9
Derivative assets—noncurrent					259.3
Derivative liabilities—current						(779.5)
Derivative liabilities—noncurrent						(268.4)

Total Derivatives					$84.1	$(1,047.9)

(1)
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

Cash Flow Hedges							Year Ended December 31,

	Gain (Loss) Recorded in AOCI				Gain (Loss) Reclassified from AOCI into Earnings			Ineffectiveness Gain (Loss) Recorded in Earnings
				Statement of Income (Loss) Line Item
Contract type:	2011	2010	2009		2011	2010	2009	2011	2010	2009

	(In millions)
Hedges of forecasted sales:				Nonregulated revenues
Power contracts	$162.3	$144.5	$362.5		$19.2	$(165.8)	$(180.6)	$70.9	$8.9	$77.5
Gas contracts	63.5	(59.1)	(65.1)		198.5	90.8	(67.3)	(49.6)	(0.3)	6.3
Coal contracts	—	—	10.0		—	—	(229.9)	—	—	—
Other commodity contracts (1)	—	—	6.8		—	(0.7)	(0.4)	—	—	(6.2)
Interest rate contracts	—	—	(0.3)		—	—	(0.3)	—	—	—
Foreign exchange contracts	—	—	2.5		—	(1.0)	(1.1)	—	—	—

Total gains (losses)	$225.8	$85.4	$316.4	Total included in nonregulated revenues	$217.7	$(76.7)	$(479.6)	$21.3	$8.6	$77.6

Hedges of forecasted purchases:				Fuel and purchased energy expense
Power contracts	$(295.5)	$(377.4)	$(1,056.0)		$(476.7)	$(1,036.1)	$(1,905.3)	$(52.0)	$(40.7)	$(42.2)
Gas contracts	(471.6)	(141.5)	103.7		(51.8)	216.5	165.8	(102.5)	(64.3)	(15.2)
Coal contracts	(11.8)	65.9	(77.7)		22.4	(34.6)	(187.6)	0.8	4.9	(8.9)
Other commodity contracts (2)	—	(0.2)	(12.3)		—	(0.3)	8.2	—	0.2	—
Foreign exchange contracts	—	—	—		—	—	—	—	—	—

Total losses	$(778.9)	$(453.2)	$(1,042.3)	Total included in fuel and purchased energy expense	$(506.1)	$(854.5)	$(1,918.9)	$(153.7)	$(99.9)	$(66.3)

Hedges of interest rates:				Interest expense
Interest rate contracts	(3.6)	—	—		1.2	4.3	0.6	—	—	—

Total (losses) gains	$(3.6)	$—	$—	Total included in interest expense	$1.2	$4.3	$0.6	$—	$—	$—

Grand total (losses) gains	$(556.7)	$(367.8)	$(725.9)		$(287.2)	$(926.9)	$(2,397.9)	$(132.4)	$(91.3)	$11.3

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

Fair Value Hedges	Year Ended December 31,

		Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
	Statement of Income (Loss) Line Item
Contract type:		2011	2010	2009	2011	2010	2009

		(In millions)
Gas contracts	Nonregulated revenues	$23.4	$—	$40.6	$(15.9)	$—	$(16.7)
Interest rate contracts	Interest expense	32.9	18.0	(0.1)	(32.8)	(15.6)	0.7

Total gains (losses)		$56.3	$18.0	$40.5	$(48.7)	$(15.6)	$(16.0)

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

Mark-to-Market Derivatives	Year Ended December 31,

		Amount of Gain (Loss) Recorded in Income on Derivative
	Statement of Income (Loss) Line Item
Contract type:		2011	2010	2009

		(In millions)
Commodity contracts:
Power contracts	Nonregulated revenues	$(51.4)	$(26.2)	$250.9
Gas contracts	Nonregulated revenues	(224.3)	41.4	(360.0)
Coal contracts	Nonregulated revenues	(9.2)	13.3	14.0
Other commodity contracts (1)	Nonregulated revenues	(4.4)	(15.4)	(11.7)
Coal contracts	Fuel and purchased energy expense	—	—	(109.8)
Interest rate contracts	Nonregulated revenues	1.6	(2.3)	(27.2)
Interest rate contracts	Interest expense	5.2	—	—
Foreign exchange contracts	Nonregulated revenues	0.4	(1.2)	7.6
Equity contracts	Nonregulated revenues	(0.4)	—	—

Total gains (losses)		$(282.5)	$9.6	$(236.2)

(1)
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

  •
  We manage our generating resources and NewEnergy business based upon established policies and limits, and we use derivatives to establish a portion of our hedges and to adjust the level of our hedges from time to time.

  •
  We engage in trading activities which enable us to execute hedging transactions in a cost-effective manner. We manage those activities based upon various risk measures, including position limits, economic value at risk (EVaR) and value at risk (VaR), and we use derivatives to establish and maintain those activities within the prescribed limits.
  •
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

  •
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
  •
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
  •
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
  •
  The volume information for commodity derivatives represents "delta equivalent" quantities, not gross notional amounts. We believe that the delta equivalent quantity is the most relevant measure of the volume associated with commodity derivatives. The delta-equivalent quantity represents a risk-adjusted notional quantity for each contract that takes into account the probability that an option will be exercised. For interest rate contracts and foreign currency contracts we have presented the notional amounts of such contracts in the table below.

        The following tables present the volume of our derivative activities as of December 31, 2011 and 2010, shown by contractual settlement year.

Quantities (1) Under Derivative Contracts				As of December 31, 2011

Contract Type (Unit)	2012	2013	2014	2015	2016	Thereafter	Total

	(In millions)
Power (MWH)	20.8	13.0	0.9	0.4	1.7	0.4	37.2
Gas (mmBTU)	263.6	47.7	49.4	18.4	1.8	1.8	382.7
Coal (Tons)	0.8	0.7	—	—	—	—	1.5
Oil (BBL)	0.1	0.3	0.1	—	—	—	0.5
Emission Allowances (Tons)	0.1	0.1	—	—	—	—	0.2
Renewable Energy Credits (Number of credits)	0.3	0.3	0.3	0.3	0.3	0.2	1.7
Equity contracts (Number of shares)	—	—	0.1	0.1	—	—	0.2
Interest Rate Contracts	$6.7	$515.2	$173.0	$800.0	$387.0	$255.6	$2,137.5
Foreign Exchange Rate Contracts	$44.1	$8.0	$16.8	$15.5	$—	$—	$84.4

Quantities (1) Under Derivative Contracts				As of December 31, 2010

Contract Type (Unit)	2011	2012	2013	2014	2015	Thereafter	Total

	(In millions)
Power (MWH)	21.2	—	3.8	4.2	2.3	0.2	31.7
Gas (mmBTU)	175.3	90.1	80.2	64.7	24.1	—	434.4
Coal (Tons)	4.4	2.5	0.1	—	—	—	7.0
Oil (BBL)	0.2	0.1	0.1	—	—	—	0.4
Emission Allowances (Tons)	1.5	—	—	—	—	—	1.5
Renewable Energy Credits (Number of credits)	0.4	0.3	0.3	0.3	0.3	0.7	2.3
Interest Rate Contracts	$639.4	$490.7	$941.8	$405.0	$460.0	$175.0	$3,111.9
Foreign Exchange Rate Contracts	$48.7	$8.7	$16.8	$16.8	$15.5	$—	$106.5

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

        The following tables present information related to these derivatives at December 31, 2011 and 2010.

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

Credit-Risk Related Contingent Feature			As of December 31, 2011

Gross Fair Value of Derivative Contracts Containing This Feature (1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements (2)	Net Fair Value of Derivative Contracts Containing This Feature (3)	Amount of Posted Collateral (4)	Contingent Collateral Obligation (5)

		(In billions)
$3.3	$(2.4)	$0.9	$0.6	$0.2

Credit-Risk Related Contingent Feature			As of December 31, 2010

Gross Fair Value of Derivative Contracts Containing This Feature (1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Agreements (2)	Net Fair Value of Derivative Contracts Containing This Feature (3)	Amount of Posted Collateral (4)	Contingent Collateral Obligation (5)

		(In billions)
$4.6	$(3.7)	$0.9	$0.7	$0.1

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

(4)
Amount includes cash collateral posted of $23.8 million and letters of credit of $563.6 million at December 31, 2011 and cash collateral posted of $0.6 million and letters of credit of $656.9 million at December 31, 2010.

(5)
Amounts represent the additional collateral that we could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Concentrations of Derivative-Related Credit Risk

We discuss our concentrations of credit risk, including derivative-related positions, in Note 1. At December 31, 2011, we had credit exposure to two counterparties, both large investment grade power cooperatives, equal to 29% of our total credit exposure.

Fair Value Measurements

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

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following (immaterial for BGEs assets and liabilities):

	As of December 31, 2011
	Assets	Liabilities

	(In millions)
Cash equivalents	$344.2	$—
Debt and equity securities	39.8	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	357.9	(779.5)
Noncurrent	259.3	(268.4)

Total classified as derivative assets and liabilities	617.2	(1,047.9)
Classified as accounts receivable (1)	(533.1)	—

Total derivative instruments	84.1	(1,047.9)

Total recurring fair value measurements	$468.1	$(1,047.9)

(1)
Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

	As of December 31, 2010
	Assets	Liabilities

	(In millions)
Cash equivalents	$1,545.4	$—
Debt and equity securities	47.8	—
Derivative instruments:
Classified as derivative assets and liabilities:
Current	534.4	(622.3)
Noncurrent	258.9	(353.0)

Total classified as derivative assets and liabilities	793.3	(975.3)
Classified as accounts receivable (1)	(16.4)	—

Total derivative instruments	776.9	(975.3)

Total recurring fair value measurements	$2,370.1	$(975.3)

(1)
Represents the unrealized fair value of exchange traded derivatives, exclusive of cash margin posted.

        Cash equivalents represent money market funds which are included in "Cash and cash equivalents" in the Consolidated Balance Sheets. Debt securities primarily represent available-for-sale investments in private companies included in "Other assets" in the Consolidated Balance Sheets. Equity securities primarily represent mutual fund investments which are included in "Other assets" in the Consolidated Balance Sheets. Derivative instruments represent unrealized amounts related to all derivatives. We classify exchange-listed derivatives as part of "Accounts Receivable" in our Consolidated Balance Sheets. We classify the remainder of our derivatives as "Derivative assets" or "Derivative liabilities" in our Consolidated Balance Sheets.

        The tables below set forth by level within the fair value hierarchy the gross components of the Company's assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and 2010. We disaggregate our net derivative assets and liabilities by separating each individual derivative contract that is in-the-money from each contract that is out-of-the-money regardless of master netting agreements and collateral. As a result, the gross "asset" and "liability" amounts in each of the three fair value levels far exceed our actual economic exposure to commodity price risk and credit risk. The objective of these tables is to provide information about how each individual derivative contract is valued within the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts or whether it has been collateralized. Therefore, these gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either our actual credit exposure or net economic exposure.

At December 31, 2011	Level 1	Level 2	Level 3	Netting and Cash Collateral (1)	Total Net Fair Value

	(In millions)
Cash equivalents	$344.2	$—	$—	$—	$344.2
Debt and equity securities	30.5	—	9.3	—	39.8
Derivative assets:
Power contracts	—	5,835.2	567.8
Gas contracts	430.5	5,371.2	665.6
Coal contracts	—	106.8	0.2
Other commodity contracts	2.0	35.2	116.6
Interest rate contracts	48.2	50.8	—
Foreign exchange contracts	—	10.5	—
Equity contracts	—	—	0.2

Total derivative assets	480.7	11,409.7	1,350.4	(13,156.7)	84.1

Derivative liabilities:
Power contracts	—	(6,175.0)	(617.8)
Gas contracts	(450.4)	(6,046.9)	(470.3)
Coal contracts	—	(101.6)	(0.7)
Other commodity contracts	(2.2)	(25.2)	(116.8)
Interest rate contracts	(47.9)	—	(3.6)
Foreign exchange contracts	—	(2.8)	—

Total derivative liabilities	(500.5)	(12,351.5)	(1,209.2)	13,013.3	(1,047.9)

Net derivative position	(19.8)	(941.8)	141.2	(143.4)	(963.8)

Total	$354.9	$(941.8)	$150.5	$(143.4)	$(579.8)

(1)
We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At December 31, 2011, we included $167.2 million of cash collateral held and $23.8 million of cash collateral posted (excluding margin posted on exchange traded derivatives) in netting amounts in the above table.

At December 31, 2010	Level 1	Level 2	Level 3	Netting and Cash Collateral (1)	Total Net Fair Value

	(In millions)
Cash equivalents	$1,545.4	$—	$—	$—	$1,545.4
Debt and equity securities	43.7	—	4.1	—	47.8
Derivative assets:
Power contracts	—	7,509.6	453.3
Gas contracts	63.9	5,113.3	115.2
Coal contracts	—	355.6	7.4
Other commodity contracts	6.6	54.8	—
Interest rate contracts	33.1	37.0	—
Foreign exchange contracts	—	11.0	—

Total derivative assets	103.6	13,081.3	575.9	(12,983.9)	776.9

Derivative liabilities:
Power contracts	—	(7,758.2)	(771.1)
Gas contracts	(72.7)	(4,910.3)	(5.1)
Coal contracts	—	(307.4)	(0.9)
Other commodity contracts	(7.1)	(54.5)	—
Interest rate contracts	(35.7)	—	—
Foreign exchange contracts	—	(8.4)	—

Total derivative liabilities	(115.5)	(13,038.8)	(777.1)	12,956.1	(975.3)

Net derivative position	(11.9)	42.5	(201.2)	(27.8)	(198.4)

Total	$1,577.2	$42.5	$(197.1)	$(27.8)	$1,394.8

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

        Increases and decreases in the gross components presented in each of the levels in these tables do not indicate changes in the level of derivative activities. Rather, the primary factors affecting the gross amounts are commodity prices and the total number of contracts. If commodity prices change, the gross amounts could increase, even if the level of contracts stays the same, because separate presentation is required for contracts that are in the money from those that are out of the money. As a result, even fully hedged positions could exhibit increases in the gross amounts if prices change. Additionally, if the number of contracts increases, the gross amounts also could increase. Thus, the execution of new contracts to reduce economic risk could actually increase the gross amounts in the table because of the required separation of contracts discussed above.

        Cash equivalents consist of exchange-traded money market funds, which are valued by multiplying unadjusted quoted prices in active markets by the quantity of the asset and are classified within Level 1.

        Debt securities consist of Series A Preferred Stock in two privately owned companies, which are valued based on the purchase price of the security and are classified within Level 3.

        Equity securities consist of mutual funds and common shares in public companies, which are valued by multiplying unadjusted quoted prices in active markets by the quantity of the asset and are classified within Level 1.

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

        During 2011, there were no significant transfers of derivatives between Level 1 and Level 2 of the fair value hierarchy.

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

        The following table sets forth a reconciliation of changes in Level 3 fair value measurements, which predominantly relate to power contracts:

	Year Ended December 31,
	2011	2010

	(In millions)
Balance at beginning of period	$(197.1)	$(291.5)
Realized and unrealized (losses) gains:
Recorded in income	265.0	157.1
Recorded in other comprehensive income	28.2	95.2
Purchases	(3.0)
Sales	—
Issuances	24.8
Settlements	—

Net purchases, sales, issuances, and settlements (1)	21.8	(65.6)
Transfers into Level 3 (2)	81.6	73.6
Transfers out of Level 3 (2)	(49.0)	(165.9)

Balance at end of year	$150.5	$(197.1)

Change in unrealized gains recorded in income relating to derivatives still held at end of period	$51.3	$189.6

(1)
Effective January 1, 2011, we are required to present separately purchases, sales, issuances, and settlements.

(2)
For purposes of this reconciliation, we assumed transfers into and out of Level 3 occurred on the last day of the quarter.

        We have defined the categories of purchases, sales, issuances, and settlements to include the inflow or outflow of value as follows:

  •
  purchases—includes the acquisition of pre-existing derivative contracts,
  •
  sales—includes the sale or assignment of pre-existing derivative contracts,
  •
  issuances—includes the acquisition of derivative contracts and debt securities at inception, and
  •
  settlements—includes the termination of existing derivative contracts prior to normal maturity or settlement.

        During 2011, we had purchases related to our business acquisition and issuances related to premiums paid for option contracts and payments for transmission congestion contracts.

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

Nonrecurring Measurements

The tables below sets forth our assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2011 and 2010:

	Fair Value at December 31, 2011	Losses for the year ended December 31, 2011

	(In millions)
Investment in CENG	$2,150.4	$824.2
Other investments:
Qualifying facilities—coal	22.5	36.7
Qualifying facilities—biomass	24.6	23.3
Qualifying facilities—solar	—	6.8

Total other investments	47.1	66.8

Total	$2,197.5	$891.0

        During the quarter ended December 31, 2011, we recorded other-than-temporary impairment charges of $891.0 million on our equity method investments including CENG and certain of our qualifying facilities. These fair value measurements included significant unobservable inputs, and, as such, the entire amounts of the measurements were classified as Level 3. We discuss these impairment charges, including the inputs and valuation techniques used to estimate the fair value of these equity method investments, in more detail in Note 2.

	Fair Value at September 30, 2010	Fair Value at December 31, 2010		Losses for the year ended December 31, 2010

	(In millions)
Investment in CENG	$2,970.4	$	N/A	$2,275.0
Other investments:
UNE	—		N/A	143.4
Qualifying facilities—coal	36.7		N/A	50.0
Qualifying facilities—hydroelectric	N/A		14.8	8.4

Total other investments	36.7		14.8	201.8

Total	$3,007.1		$14.8	$2,476.8

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

        There were no nonrecurring measurements in 2009.

Fair Value of Financial Instruments

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At December 31,	2011		2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$146.8	$146.8	$135.7	$136.2
Fixed-rate long-term debt:
Constellation Energy (including BGE)	4,132.5	4,702.8	4,229.3	4,518.4
BGE	2,361.9	2,636.8	2,143.6	2,301.8
Variable-rate long-term debt:
Constellation Energy (including BGE)	892.3	892.3	528.7	528.7
BGE	—	—	—	—

        We use the following methods and assumptions for estimating fair value disclosures for financial instruments:

  •
  cash and cash equivalents, net accounts receivable, restricted cash, other current assets, certain current liabilities, short-term borrowings, current portion of long-term debt, and certain deferred credits and other liabilities: because of their short-term nature, the amounts reported in our Consolidated Balance Sheets approximate fair value,
  •
  investments and other assets: the fair value is based on quoted market prices where available, and
  •
  long-term debt: the fair value is based on quoted market prices where available or by discounting remaining cash flows at current market rates.

14 Stock-Based Compensation

Under our long-term incentive plans, we grant stock options, performance and service-based restricted stock, performance- and service-based units, stock units, deferred cash and equity to officers, key employees, and members of the Board of Directors. In May 2010, shareholders approved Constellation Energy's Amended and Restated 2007 Long-Term Incentive Plan, including an increase in the number of shares available for issuance by 9,000,000. Any shares covered by an outstanding award under any of our long-term incentive plans that are forfeited or cancelled, expire or are settled in cash will become available for issuance under the Amended and Restated 2007 Long-Term Incentive Plan. At December 31, 2011, there were 10,143,863 shares available for issuance under the 2007 Long-Term Incentive Plan. At December 31, 2011, we had stock options, restricted stock, performance units and equity grants outstanding as discussed below. We may issue new shares, reuse forfeited shares, or buy shares in the market in order to deliver shares to employees for our equity grants. BGE officers and key employees participate in our stock-based compensation plans. The expense recognized by BGE in 2011, 2010, and 2009 was not material to BGE's financial results.

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

        The fair value of our stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model based on the following weighted- average assumptions:

	2011	2010	2009

Risk-free interest rate	1.69%	1.87%	1.95%
Expected life (in years)	4.0	4.0	4.0
Expected market price volatility factor	27.7%	32.5%	37.8%
Expected dividend yield	3.17%	2.74%	4.83%

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

        Summarized information for our stock option grants is as follows:

	2011		2010		2009

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	(Shares in thousands)
Outstanding, beginning of year	9,070	$43.43	8,146	$44.36	6,058	$59.99
Granted with exercise prices at fair market value	2,244	30.25	1,468	35.07	3,511	20.14
Exercised	(474)	23.59	(235)	23.53	(83)	31.07
Forfeited/expired	(184)	56.58	(309)	43.41	(1,340)	52.41

Outstanding, end of year	10,656	$41.31	9,070	$43.43	8,146	$44.36

Exercisable, end of year	6,539	$49.15	5,316	$52.65	4,114	$55.81

Weighted-average fair value per share of options granted with exercise prices at fair market value		$5.20		$7.60		$4.24

        The following table summarizes additional information about stock options during 2011, 2010 and 2009:

	2011	2010	2009

	(In millions)
Stock Option Expense Recognized	$10.3	$9.9	$14.2
Stock Options Exercised:
Cash Received for Exercise Price	11.2	5.5	2.6
Intrinsic Value Realized by Employee	5.9	2.7	0.2
Realized Tax Benefit	2.4	1.1	0.1
Fair Value of Options that Vested	52.4	54.4	11.0

        As of December 31, 2011, we had $4.1 million of unrecognized compensation cost related to the unvested portion of outstanding stock option awards, of which $3.1 million is expected to be recognized during 2012.

        The following table summarizes additional information about stock options outstanding at December 31, 2011 (stock options in thousands):

	Outstanding		Exercisable
					Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Stock Options	Aggregate Intrinsic Value	Stock Options	Aggregate Intrinsic Value

		(In millions)		(In millions)	(In years)
$ 0 - $ 20	2,524	$50.7	1,563	$31.4	7.2
$20 - $ 40	4,402	31.2	1,246	5.3	7.6
$40 - $ 60	2,362	—	2,362	—	3.2
$60 - $ 80	717	—	717	—	5.2
$80 - $100	651	—	651	—	6.1

	10,656	$81.9	6,539	$36.7

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

        We recorded compensation expense related to our restricted stock awards of $12.7 million in 2011, $9.5 million in 2010, and $16.7 million in 2009. The tax benefits received associated with our restricted awards were $9.4 million in 2011, $10.0 million in 2010, and $6.7 million in 2009.

        Summarized share information for our restricted stock awards is as follows:

	2011	2010	2009

	(Shares in thousands)
Outstanding, beginning of year	1,080	1,017	1,033
Granted	622	832	866
Released to participants	(686)	(713)	(701)
Canceled	(48)	(56)	(181)

Outstanding, end of year	968	1,080	1,017

Weighted-average fair value of restricted stock granted (per share)	$30.27	$34.83	$19.83

Total fair value of shares for which restriction has lapsed (in millions)	$23.3	$24.9	$16.5

        As of December 31, 2011, we had $9.2 million of unrecognized compensation cost related to the unvested portion of outstanding restricted stock awards expected to be recognized within a 31-month period. At December 31, 2011, we have recorded in "Common shareholders' equity" approximately $17.2 million and approximately $18.6 million at December 31, 2010 for the unvested portion of service-based restricted stock granted from 2008 until 2011 to officers and other employees.

Performance-Based Units

We recognize compensation expense ratably for our performance-based awards, which are classified as liability awards, for which the fair value of the award is remeasured at each reporting period. Each unit is equivalent to $1 in value and cliff vests at the end of a three-year service and performance period. The level of payout is based on the achievement of certain performance goals at the end of the three-year period and will be settled in cash. We recognized compensation expense of $14.7 million in 2011, compensation expense of $6.2 million in 2010, and compensation expense of $1.5 million in 2009 for these awards. During the 12 months ended December 31, 2011, our 2008 performance-based unit awards vested and we paid $1.3 million. During the 12 months ended December 31, 2010, and 2009, no performance-based unit awards vested. As of December 31, 2011, we had $11.7 million of unrecognized compensation cost related to the unvested portion of outstanding performance-based unit awards expected to be recognized within a 26-month period.

Equity-Based Grants

We recorded compensation expense of $1.1 million in 2011, $0.8 million in 2010, and $0.9 million in 2009 related to equity-based grants to members of the Board of Directors.

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

        The merger agreement contains certain termination rights for both Constellation Energy and Exelon. Under narrow specified circumstances in which the merger agreement is terminated and another acquisition proposal is accepted, Constellation Energy may be required to pay Exelon a termination fee of $200 million and Exelon may be required to pay Constellation Energy a termination fee of $800 million.

        In connection with the proposed merger, Exelon and Constellation Energy offered numerous commitments, each of which is contingent upon completion of the merger, in support of their request for approval of the merger with the Maryland Public Service Commission (Maryland PSC). In addition, in December 2011, Exelon, Exelon Energy Delivery Company, LLC, Constellation Energy, and BGE entered into a settlement agreement with the State of Maryland, the Maryland Energy Administration, the City of Baltimore, and the Baltimore Building and Construction Trades Council, in which they agreed to several additional commitments contingent upon completion of the merger.

        In January 2012, Exelon, Exelon Energy Delivery Company, LLC, Constellation Energy, and BGE entered into a settlement agreement with EDF Group and affiliates (EDF) in which, subject to the consummation of the merger with Exelon, the parties agreed to amendments to the operating agreement of CENG, an existing Administrative Services Agreement (ASA) and an existing Power Services Agency Agreement (PSA). We discuss the ASA and PSA in more detail in Note 16.

        The merger agreement has been approved by the boards of directors of both Constellation Energy and Exelon and stockholders and by several other state and federal regulatory bodies. The parties are working to complete the merger in the first quarter of 2012 absent any Federal Energy Regulatory Commission approval delays.

Haynesville Shale Gas Property

In the fourth quarter of 2011, we acquired natural gas working interests and net revenue interests in certain producing wells and certain proved developed wells and proved undeveloped locations in Louisiana for a total of approximately $58.2 million, all of which was allocated to property, plant and equipment. This acquisition expanded our physical gas presence and will reduce our collateral costs. We accounted for this acquisition as a business combination within our NewEnergy business segment. The proforma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2011, 2010, and 2009.

ONEOK Energy Marketing Company

In February 2012, we acquired all of the outstanding stock of ONEOK Energy Marketing Company (OEMC), a retail natural gas marketing company, for approximately $22.5 million, subject to a working capital adjustment. OEMC serves approximately 26,100 customers. This acquisition will expand our retail residential customer base in seven states. We will account for this acquisition as a business combination within our NewEnergy business segment.

MXenergy Holdings Inc.

In July 2011, we acquired all of the outstanding stock of MXenergy Holdings Inc. (MXenergy), a retail energy marketer of natural gas and electricity to residential and commercial customers, for approximately $218.7 million in cash. MXenergy serves approximately 540,000 customers in numerous markets across the United States and Canada.

        We recorded the acquisition as follows:

At July 1, 2011

(In millions)
Cash and cash equivalents	$0.9
Accounts receivable	53.8
Restricted cash (1)	63.8
Other current assets	38.4
Goodwill (2)	108.8
Acquired contracts and intangibles (2)(3)	84.5
Other assets	13.0

Total assets acquired	363.2

Bond payable (1)	(82.9)
Other current liabilities	(60.4)
Noncurrent liabilities	(1.2)

Total liabilities	(144.5)

Net assets acquired	$218.7

(1)
The bond payable was fully repaid during August 2011 primarily with the restricted cash.

(2)
None is deductible for tax purposes.

(3)
The weighted average amortization for these assets is approximately 4 years.

        We have included MXenergy's results of operations in our consolidated financial statements as part of our NewEnergy business segment since the date of acquisition.

        The proforma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2011, 2010, and 2009.

Star Electricity, Inc.

In May 2011, we acquired all of the outstanding stock of Star Electricity, Inc. (StarTex), a retail electric provider, for approximately $160.4 million in cash. StarTex serves approximately 170,000 customers in the Texas residential market.

        We recorded the acquisition as follows:

At May 27, 2011

(In millions)
Cash and cash equivalents	$17.9
Other current assets	42.7
Goodwill(1)	93.6
Acquired contracts and intangibles(1)(2)	78.3
Other assets	1.3

Total assets acquired	233.8

Total liabilities	(73.4)

Net assets acquired	$160.4

(1)
None is deductible for tax purposes.

(2)
The weighted average amortization for these assets is approximately 3 years.

        The net assets acquired amounts are preliminary pending final purchase price adjustments.

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

Boston Generating

In January 2011, we acquired Boston Generating's 2,950 MW fleet of generating plants for cash of approximately $1.1 billion. The fleet acquired includes the following four natural gas power plants and one fuel oil plant located in the Boston, Massachusetts area:

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

CPower

In October 2010, we acquired 100% ownership of CPower, an energy management and demand response provider, for $77.1 million in cash, all of which was paid at closing. CPower designs and manages programs that allow its customers to reduce electricity demand at times of peak usage. We have included CPower's results of operations in our consolidated financial statements as part of our NewEnergy business segment since the date of acquisition.

        We recorded the acquisition as follows:

At October 11, 2010

(In millions)
Cash and cash equivalents	$2.9
Other current assets	12.9
Goodwill (1)	54.3
Acquired intangible assets (2)	12.6
Other assets	10.6

Total assets acquired	93.3

Total liabilities	(16.2)

Net assets acquired	$77.1

(1)
$3.6 million is deductible for tax purposes.

(2)
The weighted average amortization for these intangibles is approximately 2 years.

        The pro-forma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2010 and 2009.

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

        We recorded the acquisition as follows:

At May 17, 2010

(In millions)
Current assets	$7.1
Property, plant and equipment	368.6

Total assets acquired	375.7

Current liabilities	(2.8)

Net assets acquired	$372.9

        The pro-forma impact of this acquisition would not have been material to our results of operations for the years ended December 31, 2010 and 2009.

Criterion Wind Project

In April 2010, we acquired 100% ownership of a 70 MW Criterion wind project to be constructed in Garrett County, Maryland. In December 2010, we placed this facility in commercial operation. This wind energy project was developed, constructed, and is owned by our Generation business.

        The pro-forma impact of all of the 2010 acquisitions, collectively, would not have been material to our results of operations for the years ended December 31, 2010 and 2009.

16 Related Party Transactions

Constellation Energy

CENG

We have a unit contingent power purchase agreement (PPA) with CENG under which we purchase between 85-90% of the output of CENG's nuclear plants that is not sold to third parties under pre-existing PPAs through 2014. Beginning on January 1, 2015 and continuing to the end of the life of the respective plants, we will purchase 50.01% of the output of CENG's nuclear plants, and EDF will purchase 49.99% of that output.

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

        The impact of transactions under these agreements is summarized below:

	Increase (Decrease) in Earnings

					Accounts Receivable/ (Accounts Payable)— December 31, 2011
Agreement	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from November 6, 2009 through December 31, 2009	Income Statement Classification

PPA	$(888.4)	$(900.8)	$(122.5)	Fuel and purchased energy expenses	$(47.5)
PSA	16.1	16.1	2.7	Nonregulated revenues	—
ASA	48.0	66.0	10.0	Operating expenses	4.0

        Upon the closing of the merger with Exelon, the ASA will be amended to reflect actual post-merger costs determined on the same basis that Exelon charges its affiliates for similar services. In addition, the PSA will be amended to reflect the cost of the service, with such cost not to exceed approximately $358,000 per month.

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

        As of December 31, 2011, CENG has borrowed $30.0 million from Constellation Energy.

        During 2011, CENG executed settlement agreements with the DOE that detail a framework and procedure for recovery of damages incurred or to be incurred through the end of 2013. Constellation Energy, through its share of the settlement proceeds, recognized a total of $93.8 million in 2011 for costs incurred to store spent nuclear fuel. We discuss this settlement in more detail in Note 2.

UNE

We sold our interest in UNE during 2010. We discuss this transaction in more detail in Note 4.

CEP

In August 2011, we sold a majority of our interests in Constellation Energy Partners LLC (CEP) to PostRock Energy Corporation (PostRock). As a result of this transaction, we recorded a pre-tax gain of $23.0 million.

        Additionally, in December 2011, we sold our remaining Class B member interests to PostRock. We recorded a pre-tax gain of $10.7 million on this transaction.

        We discuss these transactions in more detail in Note 2.

BGE—Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our NewEnergy business will supply a portion of BGE's market-based standard offer service obligation to electric customers through May 31, 2014.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

Year Ended December 31,	2011	2010	2009

	(In millions)
Electricity purchased for resale expenses	$348.2	$428.0	$623.5

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs, both capital and expense, are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity.

        The following table presents all of the costs Constellation Energy charged to BGE in each period, both directly-charged and allocated.

Year ended December 31,	2011	2010	2009

	(In millions)
Charges to BGE	$178.6	$184.8	$164.7

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

2011 Quarterly Data—Constellation Energy								2011 Quarterly Data—BGE
	Revenues *	Fuel and Purchased Energy Expenses (includes amounts from affiliates) *	(Loss) Income from Operations	Net Income (Loss)	Net Income (Loss) Attributable to Common Stock	Earnings (Loss) Per Share from Operations— Diluted	Earnings (Loss) Per Share of Common Stock— Diluted		Revenues	Income from Operations	Net Income	Net Income (Loss) Attributable to Common Stock

	(In millions, except per share amounts)								(In millions)
Quarter Ended								Quarter Ended
March 31	$3,570.2	$2,673.0	$217.6	$79.4	$70.4	$0.35	$0.35	March 31	$957.5	$153.4	$81.1	$77.8
June 30	3,359.8	2,380.9	260.1	108.1	99.2	0.49	0.49	June 30	656.2	52.7	16.6	13.3
September 30	3,875.4	2,984.6	229.8	97.9	73.7	0.36	0.36	September 30	722.9	22.8	1.6	(1.7)
December 31	2,952.8	2,246.5	(904.5)	(592.2)	(583.6)	(2.91)	(2.91)	December 31	656.5	85.9	36.4	33.1

Year Ended								Year Ended
December 31	$13,758.2	$10,285.0	$(197.0)	$(306.8)	$(340.3)	$(1.70)	$(1.70)	December 31	$2,993.1	$314.8	$135.7	$122.5

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution.

*
In the fourth quarter of 2011, we identified adjustments that were required to revise certain unaffiliated amounts between "Revenues" and "Fuel and Purchased Energy Expenses" for the third quarter of 2011 in order to properly reflect activity in our Consolidated Statements of Income (Loss). This revision did not impact reported gross margin, income (loss) from operations, net income (loss), net income (loss) attributable to common stock, or cash flows from operations for the third quarter of 2011.

First quarter results include:

  •
  a $17.6 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $27.0 million after-tax charge for the impact of the PPA with CENG,
  •
  a $10.0 million after-tax charge for transaction fees incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts, and
  •
  a $1.5 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Second quarter results include:

  •
  a $24.0 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $30.3 million after-tax charge for the impact of the PPA with CENG,
  •
  a $19.3 million after-tax charge for costs incurred related to our pending merger with Exelon,
  •
  a $21.3 million after-tax gain on the settlement with the DOE for storage of spent nuclear fuel at the Calvert Cliffs nuclear power plant through October 2008,
  •
  a $0.1 million after-tax charge for transaction fees incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts,
  •
  a $1.5 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Third quarter results include:

  •
  a $26.3 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $31.3 million after-tax charge for the impact of the PPA with CENG,
  •
  a $24.6 million after-tax charge for incremental operating expenses incurred related to Hurricane Irene,
  •
  a $14.3 million after-tax gain on the sale of interests in CEP,
  •
  a $5.1 million after-tax charge for costs incurred related to our pending merger with Exelon, and
  •
  a $1.5 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

Fourth quarter results include:

  •
  a $530.2 million after-tax charge for the impairment of certain of our equity method investments,
  •
  a $22.6 million after-tax charge for amortization of the basis difference in CENG,
  •
  a $29.9 million after-tax charge for the impact of the PPA with CENG,
  •
  a $18.4 million after-tax gain on the sale of additional interests in CEP and certain working interests in upstream natural gas properties,
  •
  a $46.5 million after-tax charge for costs incurred related to our pending merger with Exelon,
  •
  a $36.0 million after-tax gain on the settlement with the DOE for storage of spent nuclear fuel at the Calvert Cliffs nuclear power plant and the Ginna nuclear power plant through November 6, 2009,
  •
  a $0.2 million after-tax benefit for an income tax true-up for costs incurred related to our acquisition of Boston Generating's 2,950 MW fleet of generating plants in Massachusetts, and
  •
  a $1.3 million after-tax amortization of credit facility amendment fees in connection with the EDF transaction.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of Constellation Energy have each evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that Constellation Energy files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended December 31, 2011, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The additional information required by this item will be set forth under Stock Ownership in the Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information as of December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in item (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	10,122	$41.14	10,144
Equity compensation plans not approved by security holders	534	$44.44	—

Total	10,656	$41.31	10,144

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

2002 Senior Management Long-Term Incentive Plan

The 2002 Senior Management Long-Term Incentive Plan became effective May 24, 2002 and authorized the issuance of up to 4,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Any shares covered by an outstanding award that is forfeited or cancelled, expires or is settled in cash will become available for issuance under the shareholder-approved Amended and Restated 2007 Long-Term Incentive Plan. Shares delivered pursuant to awards under this plan may be authorized and unissued shares or shares purchased on the open market in accordance with the applicable securities laws. Restricted stock, restricted stock unit, and performance unit award payouts will be accelerated and stock options and stock appreciation rights gains will become fully exercisable in the event of a change in control, as defined in the plan. The plan is administered by Constellation Energy's Chief Executive Officer.

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2012 in the Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:
1.	Financial Statements:
Reports of Independent Registered Public Accounting Firm dated February 29, 2012 of PricewaterhouseCoopers LLP
Consolidated Statements of Income (Loss)—Constellation Energy Group for three years ended December 31, 2011
Consolidated Balance Sheets—Constellation Energy Group at December 31, 2011 and December 31, 2010
Consolidated Statements of Cash Flows—Constellation Energy Group for three years ended December 31, 2011
Consolidated Statements of Common Shareholders' Equity and Comprehensive Income (Loss)—Constellation Energy Group for three years ended December 31, 2011
Consolidated Statements of Income—Baltimore Gas and Electric Company for three years ended December 31, 2011
Consolidated Balance Sheets—Baltimore Gas and Electric Company at December 31, 2011 and December 31, 2010
Consolidated Statements of Cash Flows—Baltimore Gas and Electric Company for three years ended December 31, 2011
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Schedules other than Schedule II are omitted as not applicable or not required.
3.	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
#*2	(c)	—	Asset Purchase Agreement, dated as of August 7, 2010, by and among EBG Holdings LLC, Boston Generating, LLC, Mystic I, LLC, Fore River Development, LLC, BG Boston Services, LLC, BG New England Power Services, Inc., Constellation Holdings, Inc. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated August 11, 2010, File No. 1-12869.)
*2	(d)	—	Master Agreement, dated as of October 26, 2010, by and between Electricite de France, S.A. and Constellation Energy Group, Inc. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 1, 2010, File No. 1-12869.)
*2	(e)	—	Put Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., Constellation Nuclear, LLC, and Constellation Energy Nuclear Group, LLC. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated November 8, 2010, File No. 1-12869.)
#*2	(f)	—	Agreement and Plan of Merger, dated April 28, 2011, by and among Exelon Corporation, Constellation Energy Group, Inc. and Bolt Acquisition Corporation. (Designated as Exhibit No. 2.1 to the Current Report on Form 8-K dated April 28, 2011, File Nos. 1-12869 and 1-1910.)
*3	(a)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of December 17, 2008. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated December 17, 2008, File No. 1-12869.)
*3	(b)	—	Correction to Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 25, 2008. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)

Exhibit Number
*3	(c)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of September 19, 2008. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated September 19, 2008, File No. 1-12869.)
*3	(d)	—	Articles of Amendment to the Charter of Constellation Energy Group, Inc. as of July 21, 2008. (Designated as Exhibit No. 3(a) to the Quarterly Report on Form 10-Q dated June 30, 2008, File Nos. 1-12869 and 1-1910.)
*3	(e)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of April 10, 2007. (Designated as Exhibit 3(a) to the Current Report on Form 8-K dated April 10, 2007, File No. 1-12869.)
*3	(f)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 20, 2001. (Designated as Exhibit No. 3(e) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*3	(g)	—	Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)
*3	(h)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc., as of July 19, 1999. (Designated as Exhibit No. 99.1 to the Current Report on Form 8-K dated July 19, 1999, File Nos. 1-12869 and 1-1910.)
*3	(i)	—	Amended and Restated Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Appendix B to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed March 3, 1999, File No. 33-64799.)
*3	(j)	—	Bylaws of Constellation Energy Group, Inc., as amended to July 18, 2008. (Designated as Exhibit No. 3 to the Current Report on Form 8-K dated July 18, 2008, File No. 1-12869.)
*3	(k)	—	Articles of Amendment to the Charter of BGE as of February 2, 2010. (Designated as Exhibit No. 3.1 to the Current Report on Form 8-K dated February 4, 2010, File No. 1-1910.)
*3	(l)	—	Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-1910.)
*3	(m)	—	Bylaws of BGE, as amended to February 4, 2010. (Designated as Exhibit No. 3.2 to the Current Report on Form 8-K dated February 4, 2010, File No. 1-1910.)
*4	(a)	—	Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 dated March 29, 1999, File No. 333-75217.)
*4	(b)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) to the Registration Statement on Form S-3 dated January 24, 2003, File No. 333-102723.)
*4	(c)	—	Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(d)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 27, 2008. (Designated as Exhibit 4(a) to the Current Report on Form 8-K dated June 30, 2008, File No. 1-12869.)
*4	(e)	—	Indenture dated June 19, 2008 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-12869 and 1-1910.)
*4	(f)	—	Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe Deposit and trust Company), Trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3, File No. 2-98443); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated as Exhibit 4(a) to the Current Report on Form 8-K, dated November 13, 1987, File No. 1-1910) and as of January 26, 1993 (Designated as Exhibit 4(b) to the Current Report on Form 8-K, dated January 29, 1993, File No. 1-1910.)

Exhibit Number
*4	(g)	—	Form of Subordinated Indenture between BGE and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(d) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(h)	—	Form of Supplemental Indenture between BGE and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(i)	—	Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(j)	—	Form of Junior Subordinated Debenture (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(k)	—	Form of Amended and Restated Declaration of Trust (including Form of Preferred Security) (Designated as Exhibit 4(c) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(l)	—	Indenture dated as of July 24, 2006 between BGE and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(m)	—	First Supplemental Indenture between BGE and Deutsche Bank Trust Company Americas, as trustee, dated as of October 13, 2006. (Designated as Exhibit No. 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*4	(n)	—	Indenture and Security Agreement dated as of July 9, 2009, between BGE and Deutsche Bank Trust Company Americas, as trustee (including form of BGE Officer's Certificate and form of Senior Secured Bond) (Designated as Exhibit Nos. 4(u) and 4(u)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 dated July 9, 2009, File Nos. 333-157637 and 333-157637-01.)
*4	(o)	—	Supplemental Indenture No. 1, dated as of October 1, 2009, to the Indenture and Security Agreement dated as of July 9, 2009, between BGE and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File Nos. 1-12869 and 1-1910.)
*4	(p)	—	BGE Deed of Easement and Right-of-Way Grant dated as of July 9, 2009 (Designated as Exhibit No. 4(u)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 dated July 9, 2009, File Nos. 333-157637 and 333-157637-01.)
*4	(q)	—	Indenture dated as of June 29, 2007, by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary. (Designated as Exhibit 4.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*4	(r)	—	Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary (Designated as Exhibit No. 4(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-1910.)
*4	(s)	—	Replacement Capital Covenant dated June 27, 2008. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated June 30, 2008, File No. 1-12869.)
*4	(t)	—	Officers' Certificate, dated December 14, 2010, establishing the 5.15% Notes due December 1, 2020 of Constellation Energy Group, Inc., with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated December 14, 2010, File No. 1-12869.)
*4	(u)	—	Officers' Certificate, November 16, 2011, establishing the 3.50% Notes due November 15, 2021 of Baltimore Gas and Electric Company, with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated November 16, 2011, File No. 1-1910.)
+*10	(a)	—	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File Nos. 1-12869 and 1-1910.)

Exhibit Number
+*10	(b)	—	Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
*10	(c)	—	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(c) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(d)	—	Constellation Energy Group, Inc. Benefits Restoration Plan, amended and restated effective June 1, 2010. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Nos. 1-12869 and 1-1910.)
+*10	(e)	—	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. (Designated as Exhibit No. 10(e) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(f)	—	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. (Designated as Exhibit No. 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(g)	—	Constellation Energy Group, Inc. Executive Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-12869 and 1-1910.)
+*10	(h)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File Nos. 1-12869 and 1-1910.)
+*10	(i)	—	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File Nos. 1-12869 and 1-1910.)
+*10	(j)	—	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File Nos. 1-12869 and 1-1910.)
+*10	(k)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
+*10	(l)	—	Constellation Energy Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated June 4, 2010, File No. 1-12869.)
+*10	(m)	—	Consent of Mayo A. Shattuck III to termination of change-in-control agreement. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(n)	—	Consent of Michael J. Wallace to termination of change-in-control agreement. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
+*10	(o)	—	Consent of Henry B. Barron, Jr. to termination of change-in-control agreement. (Designated as Exhibit No. 10.3 to the Current Report on Form 8-K dated December 10, 2009, File No. 1-12869.)
*10	(p)	—	Rate Stabilization Property Servicing Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as servicer (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(q)	—	Administration Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as administrator (Designated as Exhibit 10.3 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(r)	—	Second Amended and Restated Operating Agreement, dated as of November 6, 2009, by and among Constellation Energy Nuclear Group, LLC, Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Development Inc., and for certain limited purposes, E.D.F. International S.A. and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 12, 2009, File No. 1-12869.)

Exhibit Number
*10	(s)	—	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10(s) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(t)	—	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10(t) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(u)	—	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
*10	(v)	—	Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-12869.)
*10	(w)	—	Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
+*10	(x)	—	Form of Grant Agreement for Stock Units with Sales Restriction. (Designated as Exhibit No. 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(y)	—	Settlement Agreement between EDF Inc., Exelon Corporation, Exelon Energy Delivery Company, LLC, Constellation Energy Group, Inc. and Baltimore Gas and Electric Company dated January 16, 2012. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated January 19, 2012, File Nos. 1-12869 and 1-1910.)
12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
12	(b)	—	Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
21		—	Subsidiaries of the Registrant.
23	(a)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23	(b)	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (for Constellation Energy Nuclear Group, LLC).
31	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	—	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number
32	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	—	Certification of Senior Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(d)	—	Certification of Chief Financial Officer and Treasurer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	(a)	—	Audited Financial Statements of Constellation Energy Nuclear Group, LLC.
*99	(b)	—	Operating Agreement, dated as of February 4, 2010, by and among RF HoldCo LLC, Constellation Energy Group, Inc. and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99.1 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
*99	(c)	—	Contribution Agreement, dated as of February 4, 2010, by and among Constellation Energy Group, Inc., BGE and RF HoldCo LLC. (Designated as Exhibit No. 99.2 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
*99	(d)	—	Purchase Agreement, dated as of February 4, 2010, by and between RF HoldCo LLC and GSS Holdings (BGE Utility), Inc. (Designated as Exhibit No. 99.3 to the Current Report on Form 8-K dated February 4, 2010, File Nos. 1-12869 and 1-1910.)
101	.INS	—	XBRL Instance Document
101	.SCH	—	XBRL Taxonomy Extension Schema Document
101	.PRE	—	XBRL Taxonomy Presentation Linkbase Document
101	.LAB	—	XBRL Taxonomy Label Linkbase Document
101	.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101	.DEF	—	XBRL Taxonomy Definition Linkbase Document
+
Management contract or compensatory plan or arrangement.

*
Incorporated by Reference.

#
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
	(In millions)
Reserves deducted in the Balance Sheet from the assets to which they apply:
Constellation Energy
Accumulated Provision for Uncollectibles
2011	$172.9	$84.5	$(6.3	)(F)	$(48.5	)(C)	$202.6
2010	160.6	76.2	27.6	(B)	(91.5	)(C)	172.9
2009	240.6	71.2	(5.0	)(A)	(146.2	)(C)	160.6
Valuation Allowance
Net unrealized (gain) loss on available for sale securities
2011	(2.9)	—	0.1	(D)	—		(2.8)
2010	(2.8)	—	(0.1	)(D)	—		(2.9)
2009	2.1	(3.6)	(1.3	)(D)	—		(2.8)
Net unrealized (gain) loss on nuclear decommissioning trust funds
2011	—	—	—		—		—
2010	—	—	—		—		—
2009	(49.6)	—	(201.0	)(D)	250.6	(E)	—
BGE
Accumulated Provision for Uncollectibles
2011	35.9	39.4	—		(37.6	)(C)	37.7
2010	47.2	45.6	—		(56.9	)(C)	35.9
2009	34.2	41.8	—		(28.8	)(C)	47.2
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

(E)
Represents decrease due to the deconsolidation of CENG.

(F)
Represents amounts recorded against revenue as part of the acquisition of MXenergy and StarTex.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Group, Inc., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (REGISTRANT)
Date: February 29, 2012	By	/s/	MAYO A. SHATTUCK III
Mayo A. Shattuck III Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Group, Inc., the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	M. A. Shattuck III	Chairman of the Board, President, Chief Executive Officer, and Director	February 29, 2012
M. A. Shattuck III
Principal financial officer:
By	/s/	J. W. Thayer	Senior Vice President and Chief Financial Officer	February 29, 2012
J. W. Thayer
Principal accounting officer:
By	/s/	B. P. Wright	Vice President, Chief Accounting Officer, and Controller	February 29, 2012
B. P. Wright
Directors:
/s/		Y. C. de Balmann	Director	February 29, 2012

Y. C. de Balmann
/s/		A. C Berzin	Director	February 29, 2012

A. C. Berzin
/s/		J. T. Brady	Director	February 29, 2012

J. T. Brady
/s/		J. R. Curtiss	Director	February 29, 2012

J. R. Curtiss
/s/		F. A. Hrabowski, III	Director	February 29, 2012

F. A. Hrabowski, III

Signature		Title	Date

/s/	N. Lampton	Director	February 29, 2012

N. Lampton
/s/	R. J. Lawless	Director	February 29, 2012

R. J. Lawless
/s/	J. L. Skolds	Director	February 29, 2012

J. L. Skolds
/s/	M. D. Sullivan	Director	February 29, 2012

M. D. Sullivan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY (REGISTRANT)
February 29, 2012	By	/s/	KENNETH W. DEFONTES, JR.
Kenneth W. DeFontes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	K. W. DeFontes, Jr.	President, Chief Executive Officer, and Director	February 29, 2012
K. W. DeFontes, Jr.
Principal financial and accounting officer:
By	/s/	C.V. Khouzami	Chief Financial Officer and Treasurer	February 29, 2012
C. V. Khouzami
Directors:
/s/		M. D. Sullivan	Chairman of the Board of Directors	February 29, 2012
M. D. Sullivan
/s/		T. F. Brady	Director	February 29, 2012

T. F. Brady
/s/		J. Haskins, Jr.	Director	February 29, 2012

J. Haskins, Jr.
/s/		C. D. Hayden	Director	February 29, 2012

C. D. Hayden
/s/		M. A. Shattuck III	Director	February 29, 2012

M. A. Shattuck III
/s/		M. J. Wallace	Director	February 29, 2012

M. J. Wallace

EXHIBIT INDEX

Exhibit Number
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
#*2	(c)	—
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
#*2	(f)	—
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

Exhibit Number
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
*4	(u)	—
Officers' Certificate, November 16, 2011, establishing the 3.50% Notes due November 15, 2021 of Baltimore Gas and Electric Company, with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated November 16, 2011, File No. 1-1910.)
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

Exhibit Number
+*10	(h)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File Nos. 1-12869 and 1-1910.)
+*10	(i)	—
Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File Nos. 1-12869 and 1-1910.)
+*10	(j)	—
Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File Nos. 1-12869 and 1-1910.)
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
*10	(s)	—
Amendment No. 1 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10(s) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(t)	—
Amendment No. 2 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10(t) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(u)	—
Amendment No. 3 to the Second Amended and Restated Operating Agreement of Constellation Energy Nuclear Group, LLC, by and among Constellation Nuclear, LLC, CE Nuclear, LLC, EDF Inc. (formerly known as EDF Development, Inc.), and E.D.F. International S.A. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)

Exhibit Number
*10	(v)	—	Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., Bank of America, N.A., as a letter of credit issuing bank, swingline lender and administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc., BNP Paribas Securities Corp., and The Bank of Nova Scotia, as joint lead arranger and book runners, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents and The Bank of Nova Scotia and BNP Paribas, as co-documentation agents and the other lenders named therein. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-12869.)
*10	(w)	—
Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated November 3, 2010, File No. 1-12869.)
+*10	(x)	—	Form of Grant Agreement for Stock Units with Sales Restriction. (Designated as Exhibit No. 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2010, File Nos. 1-12869 and 1-1910.)
*10	(y)	—
Settlement Agreement between EDF Inc., Exelon Corporation, Exelon Energy Delivery Company, LLC, Constellation Energy Group, Inc. and Baltimore Gas and Electric Company dated January 16, 2012. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated January 19, 2012, File Nos. 1-12869 and 1-1910.)
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

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constellation Energy will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.